Form 10QSB
period 2002-12-31
OLD GOAT ENTERPRISES INC
filed 2003-03-05
CIK 1175442

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


(Mark One)

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2002

  [ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from  _________________ to  _____

                        Commission file number 333-91356


                           OLD GOAT ENTERPRISES, INC.
                           --------------------------
        (Exact name of small business issuer as specified in its charter)

               NEVADA                               98-0374121
               ------                               ----------
    (State or other jurisdiction         (I.R.S. Employer Identification No.)
 of incorporation or organization)

             4526 NEVILLE STREET, BURNABY, BRITISH COLUMBIA V5J 2G8
                    (Address of principal executive offices)

                                  604-435-9071
                           (Issuer's telephone number)

              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), Yes [x] No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [x]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

            Class                      Outstanding as of January 31, 2003
            -----                      ----------------------------------
       Common Stock, $0.001                        2,800,000

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.



                           OLD GOAT ENTERPRISES, INC.
                          (A development stage company)
                          INTERIM FINANCIAL STATEMENTS
                                   (UNAUDITED)

         (FROM DATE OF INCEPTION, APRIL 23, 2002, TO DECEMBER 31, 2002)



                                      INDEX



                                                                       PAGE

INTERIM BALANCE SHEET
        As at DECEMBER 31, 2002                                         3

INTERIM STATEMENT OF OPERATIONS
        For the period ended DECEMBER 31, 2002                          4

INTERIM STATEMENT OF CASH FLOWS
        For the period ended DECEMBER 31, 2002                          5

NOTES TO INTERIM FINANCIAL STATEMENTS                                   6

                           OLD GOAT ENTERPRISES, INC.
                          (A development stage company)
                              INTERIM BALANCE SHEET
                             AS AT DECEMBER 31, 2002
                                   (UNAUDITED)
                                   U.S. FUNDS





                                     ASSETS

                                                              DEC 31, 2002

                                 CURRENT ASSETS
      Cash                                                      $ 5,303.
                                                                --------
TOTAL ASSETS                                                    $ 5,303.
                                                                ========



                                   LIABILITIES

                               CURRENT LIABILITIES
      Accounts Payable                                          $     0.
                                                                $     0.



                              STOCKHOLDERS' EQUITY

SHARE CAPITAL
      Common stock, $0.001 par value
         75,000,000 shares authorized,
         2,800,000 issued and outstanding                        19,000.

DEFICIT                                                          13,697.
                                                                --------
                                                                  5,303.

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $ 5,303.
                                                                ========







                             See Accompanying Notes.
             They are an integral part of the financial statements.

                           OLD GOAT ENTERPRISES, INC.
                          (A development stage company)
                         INTERIM STATEMENT OF OPERATIONS
                     FOR THE PERIOD ENDED DECEMBER 31, 2002
                                   (UNAUDITED)
                                   U.S. FUNDS





                                        Three months           From Inception
                                          Ending              April 23, 2002 to
                                        Dec 31 2002             Dec 31, 2002
                                        ------------          -----------------
REVENUE                                  $     0.               $       0.



EXPENSES

      Accounting                               0.                     850.
      Administration                           0.                   1,165.
      Bank Charges                            18.                      82.
      Computer Management                      0.                   1,500.
      Legal                                3,000.                  10,000.
      Office                                   0.                     100.
                                         --------               ----------
                                           3,018.                  13,697.

LOSS FOR THE PERIOD                      $ 3,018.               $  13,697.
                                         ========               ==========



NET LOSS PER SHARE - BASIC               $  0.01                $    0.01







                             See Accompanying Notes
             They are an integral part of the financial statements.

                           OLD GOAT ENTERPRISES, INC.
                          (A development stage company)
                         INTERIM STATEMENT OF CASH FLOWS
                     FOR THE PERIOD ENDED DECEMBER 31, 2002
                                   (UNAUDITED)
                                   U.S. FUNDS



                                                   Three Months     From Inception
                                                      Ending       April 23, 2002 to
                                                   Dec 31, 2002      Dec 31, 2002
                                                   ------------    -----------------
CASH RESOURCES PROVIDED BY (USED IN) OPERATIONS

Cash flow provided by operations before the
  under noted                                      $   (3,018.)     $   (13,697.)
Non-cash working capital                                    0.                0.
                                                   -----------      ------------
                                                       (3,018.)         (13,697.)
                                                   -----------      ------------


FINANCING

Issue of Share Capital                                   0.              19,000.
Increase (decrease) in Shareholder's loans               0.                   0.
                                                   -----------      ------------
                                                         0.              19,000.
                                                   -----------      ------------


NET INCREASE (DECREASE) IN CASH FOR THE PERIOD         (3,018.)           5,303.
                                                   ===========      ============



BEGINNING CASH BALANCE                                  8,321.                0.


ENDING CASH BALANCE                                $    5,303.      $     5,303.
                                                   ===========      ============



                             See Accompanying Notes
             They are an integral part of the financial statements.

                           OLD GOAT ENTERPRISES, INC.
                          (A development stage company)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                DECEMBER 31, 2002
                                   (UNAUDITED)
                                   U.S. FUNDS

NOTE 1 - SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

     (a)  SUMMARY OF BUSINESS

     The Company was incorporated under the laws of the State of Nevada on April 23, 2002. The Company is creating a business as a retailer of specialty personal care products. The Company has not commenced principal operations and is considered a "Development Stage Company" as defined by the Financial Accounting Standards Board Statement No. 7.

     (b)  CASH FLOWS

     For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash or cash equivalents.

     (c)  NET LOSS PER SHARE

     The net loss per share calculation is based on the weighted average number of shares outstanding during the period. Fully diluted earnings per share have not been disclosed, as it is anti-dilutive.

     (d)  USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amount reported in the consolidated financial statements and accompanying notes. These estimates are based on management's best knowledge of current events and actions that the company may undertake in the future. Accordingly, actual results could differ from those estimates.

     (e)  REVENUE RECOGNITION

     All revenue is recorded and related cost transferred to cost of sales at the time the product is shipped or the service is provided.

                           OLD GOAT ENTERPRISES, INC.
                          (A development stage company)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                DECEMBER 31, 2002
                                   (UNAUDITED)
                                   U.S. FUNDS

NOTE 2 - ISSUANCE OF COMMON STOCK

     On April 23, 2002, pursuant to Rule 505 of Regulation D of the Securities Act of 1933, the Company issued 1,000,000 shares of its $0.001 par value common stock for an aggregate price of $1,000. On May 13, 2002, the Company issued 600,000 shares of its $0.001 par value common stock for an aggregate price of $6,000. On May 21, 2002, the Company issued 600,000 shares of its $0.001 par value common stock for an aggregate price of $6,000. On May 28, 2002, the Company issued 600,000 shares of its $0.001 par value common stock for an aggregate price of $6,000. All securities were sold in reliance on Regulation D, Section 505 of the Securities Act of 1933. All stockholders continue to be subject to Rule 144 of the Securities Act of 1933.

     There were no offering costs to the Company associated with the issuance of any of the stock.

ITEM 2.  PLAN OF OPERATIONS.

Old Goat is a development stage company with no operations, no revenue, no financial backing and few assets. Our plan of operations is to build a retail business selling specialty personal care products.

We currently do not have the $75,000 needed to develop our web site, acquire a retail facility, purchase inventory and market our products, nor do we have a source to supply the necessary funding if we are unsuccessful in raising the capital through our prospectus offering. Old Goat believes it will take from two
(2) to three (3) months to raise capital for completion of the development of the business after its effective registration date of December 24, 2002.

We have begun to develop a Corporate Identity Package, which consists of a unique and distinctive identifying mark, or logo, and a background and typeface color scheme for use in both printed material such as stationery, business cards and sales material, as well as for use on Old Goat's website. Through the use of this package Old Goat hopes to develop a unique marketing identity which will make Old Goat easily recognizable in its target marketplace.

We have also begun to design and build our website. Our domain name www.oldgoatinc.com has been registered and we have made an information page available on the internet. Building of the complete website will start after the completion of the financing.

The Old Goat website will also display all of the products our company has available for sale. Those items will include a variety of personal care products produced by various manufacturers. There will be full product descriptions, along with pictures and technical specifications for each individual item offered for sale.

In addition to the website, we are planning to open a retail facility in a mall in New Westminster, British Columbia. If inadequate funds are available for the development of our retail store, we will be located in a kiosk type structure situated in the main traffic area of the mall. In discussions with administrative officials, we have been advised that pre-existing kiosk facilities are available for rent on a daily, weekly, and monthly basis. The structures require only minor modifications to suit our needs. The cost of those minor modifications would be our responsibility.

Unlike nearly every other company that markets personal care products, we plan to market only those types of products suitable for people who are unable to use regular personal care products. We believe that personal care products are important enough and the decision making process is complex enough to warrant the establishment of a specialty retail outlet. The Company's limited internal market research has also provided evidence that most retailers that sell these products do not provide any meaningful amount of product information or customer education. Our sales clerks will be provided with a substantial basis of product information and consumer education knowledge and materials.

While the Company has not yet secured product suppliers, there has been a significant amount of research into the availability and suitability of products. We intend to continue to identify specific products and determine reliable manufacturers and wholesale suppliers now that our registration has become effective. We will order inventory as soon as the manufacturers and/or suppliers are selected and the funds are available. Old Goat has confirmed through telephonic and other electronic contact such as e-mail, a number of potentially acceptable manufacturers and suppliers and foresees no problem in being able to meet our target objectives based on the information received from said manufacturers and suppliers.

During the first stages of the Company's growth the Officers and Directors will provide all the labor required to operate the website as well as the retail store at no charge. Since we intend to operate with very limited administrative support, the Officers and Directors will continue to be responsible for these duties for at least the first year of operations.

How long Old Goat will be able to satisfy its cash requirements, and whether we will require additional outside funding in the next twelve months depends on how quickly our company can generate sales revenue and how much revenue can be generated. At the present time we only have funds available to complete the expenses our prospectus offering and our corporate identity package. . However, should we raise the entire $75,000 we are seeking from our offering, management is of the opinion that no further funds need be required for the operation of the Company's business for the twelve month period following the completion of its offering.

If we are unable to raise additional funding through our offering or from other sources, we will not be able to survive more than several months. In that event, it will be critical that we begin to realize sales revenues as quickly as possible. We will require additional funding from either outside sources or from sales revenues to survive past our first year of operation.

During the first year of operations, we will concentrate our efforts exclusively on building our Internet business and one retail store location in New Westminster, British Columbia. As we gain experience, and develops sufficient revenues from sales, we may consider expanding our business within the region and possibly to other locations within Canada. At this time, we have no plans to expand outside Canada.

LIQUIDITY AND CAPITAL RESOURCES

The Company will need additional working capital to finance its planned activity.

RESULTS OF OPERATIONS

The Company has had no operations during this reporting period.

Item 3.  Controls and Procedures

Our President and Chief Executive Officer and Chief Financial Officer (the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for the Company.

The Certifying Officers have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared.

The Certifying Officers have evaluated the effectiveness of the Company's disclosure controls and procedures within 90 days of the date of this report and believe that the Company's disclosure controls and procedures are effective based on the required evaluation. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

99.1 Certification of Chief Executive Officer dated March 4, 2003, required by
Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. ss. 1350, as adopted). Attached hereto.

99.2 Certification of Chief Financial Officer dated March 4, 2003, required by
Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. ss. 1350, as adopted). Attached hereto.

(b)  Reports on Form 8-K

     None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 4, 2003
                                  OLD GOAT ENTERPRISES, INC.
                                         (Registrant)



                                  /s/ Laurel Blanchard
                                  --------------------
                                  Laurel Blanchard, Chief Financial Officer
                                  (Principal Accounting Officer)

                                  CERTIFICATION

I, Dennis Cox, President and Chief Executive Officer, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of the Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly presents in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report ("Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officersand I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                         /s/ Dennis Cox
                                         -------------------------
Date: March 4, 2003                     Dennis Cox, President/Director/
                                        Chief Executive Officer

                                  CERTIFICATION

I, Laurel Blanchard, Chief Financial Officer, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of the Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly presents in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers, and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report ("Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                         /s/ Laurel Blanchard
                                         -------------------------
Date: March 4, 2003                     Laurel Blanchard
                                        Chief Financial Officer