Form 10KSB
period 2003-03-31
OLD GOAT ENTERPRISES INC
filed 2003-05-12
CIK 1175442

As filed with the Securities and Exchange Commission on May 12, 2003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2003

OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ______________

Commission File Number 333-91356

OLD GOAT ENTERPRISES, INC.

(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	98-0374121 (I.R.S. Employer Identification No.)

4526 Neville Street, Burnaby, British Columbia, Canada V5J 2G8

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code          (604) 435- 9071

Securities registered pursuant to Section 12(b) of the Act:

Title of each class

Name of each exchange on which registered

None

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.001 per share

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of voting stock held by non-affiliates of the registrant was $nil on May 8, 2003.

Number of shares outstanding of the registrant’s class of common stock as of  May 8, 2003 was 3,550,000

The Company recorded $nil revenues for its fiscal year ended March 31, 2003.

FORWARD LOOKING STATEMENT

THIS ANNUAL REPORT ON FORM 10-KSB CONTAINS PREDICTIONS, PROJECTIONS AND OTHER STATEMENTS ABOUT THE FUTURE THAT ARE INTENDED TO BE “FORWARD-LOOKING STATEMENTS” WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (COLLECTIVELY, “FORWARD-LOOKING STATEMENTS”). FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. A NUMBER OF IMPORTANT FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. IN ASSESSING FORWARD-LOOKING STATEMENTS CONTAINED IN THIS ANNUAL REPORT ON FORM 10-KSB, READERS ARE URGED TO READ CAREFULLY ALL CAUTIONARY STATEMENTS – INCLUDING THOSE CONTAINED IN OTHER SECTIONS OF THIS ANNUAL REPORT ON FORM 10-KSB. AMONG SAID RISKS AND UNCERTAINTIES IS THE RISK THAT THE COMPANY WILL NOT COMPLETE ITS PROPOSED BUSINESS PLAN, THAT ITS MANAGEMENT IS ADEQUATE TO CARRY OUT ITS BUSINESS PLAN AND THAT THERE WILL  BE ADEQUATE CAPITAL.

PART I

ITEM 1.     DESCRIPTION OF BUSINESS.

Old Goat Enterprises, Inc. (“Old Goat”, “the Company”, “we”, or “our Company”) was incorporated on April 23, 2002 in the State of Nevada. We have not yet commenced operations and we currently have no business revenue and no significant assets.  Our company has never declared bankruptcy, it has never been in receivership, and it has never been involved in any legal action or proceedings. Subsequent to  incorporation, Old Goat has been in the developmental stage and has no operations to date. Our principal activities have only consisted of the issuance of shares to our original shareholders and completion of an offering of 750,000 shares of our  common stock at $0.10 per share to the public by a Registration Statement on Form SB-2 under the Securities Act of 1933, as amended, and by qualification of the offering in the State of Nevada. The offering was fully subscribed by 42 subscribers and completed on April 30, 2003.

The Company files with the Securities and Exchange Commission periodic and current reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-QSB and annual reports on Form 10-KSB.

We are creating a business as a retailer of specialty personal care products.  These products are designed for the use of consumers who are sensitive to certain chemical additives commonly found in mass produced personal care products.  Our Company intends to sell products that will provide customers with alternative products that have been manufactured without certain compounds that may cause irritation for the consumer.

We have also recently commenced activities surrounding the evaluation of other new business opportunities that may enable us to provide additional returns to our stockholders. There can be no assurances that we will be successful in these activities or that we will identify other suitable business strategies or directions.

Principal Products and Services

We are initially planning to offer two parallel types of products for sale to consumers.  The first is a line of specialty products based on the naturally moisturizing properties of goat’s milk.  This by-product of the production of milk, cheese and yogurt is a super-rich milk and is appropriate for cosmetic uses.  It is believed that the goat’s milk contains naturally occurring proteins and compounds that are absorbed by the skin, resulting in a natural moisturizing effect. This product line may consist of goat’s milk soaps, goat’s milk moisturizing lotions, goat’s milk body wash and goat’s milk foaming milk bath.

The second is an assortment of personal care products that do not contain certain chemical compounds believed to be irritants to the consumers.  If a consumer believes that certain chemical compounds found in body care products are irritants to their skin, they will be able to purchase alternative personal care products that are manufactured using different methods and ingredients.  This area of our markets includes sufferers from certain rheumatoid diseases.

From the abundance of personal care products evaluated by our Company, only a relatively few such products have warranted further examination as potential products.  Product evaluation is predicated on the suitability of the product for Old Goat’s target market.  A number of potentially suitable products have been found to be regional in nature, limiting their availability to the mass market, or marketed in such a fashion as to be difficult or impossible to obtain, particularly in Canada, by Old Goat’s target market.  Discussions of an exploratory and preliminary nature have been held by telephone with several manufacturers of evaluated products, however no understandings or agreements, formal or informal, have been entered into by our Company.

Product evaluation is an ongoing process with Old Goat continuing to seek suitable personal care products that will be appropriate for its target market. All of the products the Company will be selling are manufactured and packaged giving complete instructions and information.

Potential Market

Our target market is the “baby boomer” generation.  This demographic is the largest consumer group in North America and has the largest disposable income.  Within this target market are persons who are allergy sufferers and sufferers of other ailments who cannot use standard personal care products due to the risk of adverse reactions to them. Our initial planned marketing efforts will involve the use of an Internet site that we plan to develop.

These consumers are becoming concerned that the personal care products being used may contain chemicals that are harmful to the body.  There is a heightened public awareness internationally that environmental contamination is affecting our health. Consumers are beginning to seek out personal care products that are naturally produced without harmful chemicals, and are responding to the increasing baby boomer demographic awareness of personal health.  As such we believe that the market for personal care products that contain non-reactive ingredients will grow as more consumers use these products and communicate their experiences.

Competition and Competitive Strategy

At present there are many companies selling personal care products on the Internet. However, most of the sites are based in the United States. We believe there is an opportunity for a Canadian based Internet marketer for our proposed products.  Due to currency exchange differences and the problems with shipping and customs, many Canadian consumers are reluctant to purchase from non-Canadian Internet retailers.  By offering a full service Canadian alternative with complete product lines and comprehensive information and customer service resources, we believe we can capture a large enough portion of the Canadian Internet market to make the web based portion of the business profitable.  The currency exchange difference between the Canadian and U.S. dollar may well make our product lines price competitive with those of U.S. sellers and therefore attract a portion of the business currently being served by the American Internet retailers.

We intend to register and list our web address with search engines and directories such as Lycos, Yahoo, WebCrawler, and Infoseek.  We also plan to participate in special interest mailing lists to gain visibility among a targeted audience and generate traffic for our web site.  E-mail messages would be sent to specific targeted mailing lists.  We also plan to participate in industry related newsgroups to gain visibility and develop relationships with targeted audiences.

Online commerce, however, has been characterized by rapid technological change, evolving industry standards, changes in user and consumer requirements and preferences, frequent new product and service introductions embodying new technologies and the emergence of new industry standards and practices that could render our website obsolete.  We may experience difficulties that delay or prevent our being able to respond to these changes.  The systems we develop may also be affected by outages, delays and other difficulties due to system failures of Internet service providers, online service providers and other website operators that control access to the Internet.  Any such events could substantially harm our business.

We also believe that Old Goat can capture an adequate amount of the traditional walk-up retail trade to make a retail sales location profitable.  From our market investigations, we have found that while many retail outlets sell personal care products, very few retailers provide resource information that relates to health and the environment.  Due to the increased consumer awareness of environmental issues, we believe that consumers will respond very favorably to a retailing campaign based on sound product information and consumer education.  Our intent is to anchor the dot.com side of our business with a traditional ‘bricks-and-mortar’ base.

Although we will utilize our website to generate revenue, if we fail to secure suitable future retail space to conduct business at a reasonable cost and on acceptable terms, our company’s ability to generate an optimal volume of sales will be hampered.  Without the ability to aggressively pursue this avenue of sales, our company’s activities could be severely restricted and it may take much longer to build a profitable business.

Sources and Availability of Products and Supplies

All products and supplies that we require for consumption or re-sale are readily available from numerous industry wholesalers. Product shortages, restrictions or any other type of limiting factors has not characterized this industry, and there are no indications that such problems will occur in the foreseeable future.  We have initiated preliminary discussions with a private label personal care products manufacturer in Surrey, British Columbia, with regards to product sourcing, sales, distribution and marketing.

We are in contact with a supplier in the Province of Quebec for the goats milk products. They are already selling their products in a very small way in the United States through an associate in Vermont.  One of the other suppliers of goat's milk cosmetics known to Old Goat is based in the State of Washington.  Management is of the belief that both these suppliers are FDA compliant.

Dependence on One or a Few Major Customers

This retail business is not the type of business that is, or can be, dominated by one or a small number of customers.

Patent, Trademark, License & Franchise Restrictions and Contractual Obligations & Concessions

There are no inherent factors or circumstances associated with this industry, or any of the products or services that we plan to provide that would give cause for any patent, trademark or license infringements or violations.  Our Company has also not entered into any franchise agreements or other contracts that have given, or could give rise to obligations or concessions.

Governmental Controls and Approvals

As a retailer, the major area for government control or need for government approval would be concerning business licensing, Labor Standards and Occupational Health and Safety.  Our Officers and Directors are aware of the various requirements in this regard and will make the necessary arrangements as the business grows and employees are hired.

All of the products being offered for sale will be purchased from reputable wholesale distributors and manufacturers and will carry the necessary Government and industry standard approvals.

Existing or Probable Government Regulations

Old Goat falls within the jurisdiction of the U.S. Food and Drug Administration (FDA) when selling products into the United States.  A substantial part of Old Goat's internet marketing strategy is to provide for Canadians a website where they can order, without the hassles of customs and foreign exchange, products available presently only in the United States.  The majority of the products that Old Goat will initially handle for sale will be products manufactured in the United States, and as such, management believes, will be FDA compliant.

Most Canadian manufacturers of cosmetics of a nature that would be of interest to Old Goat are likely FDA compliant as there is an insufficient market in Canada of such products to warrant only domestic production.  Under the North American Free Trade Act (NAFTA) and because of growing International Standards Organization (ISO) compliance (Canada and the United States are both ISO members), coupled with the fact that most raw materials for such products are imported from the United States, there is a distinct possibility that potential Canadian products to be marketed by Old Goat are already FDA compliant.  Canadian private label manufacturers are also usually ISO and FDA compliant due to the considerable amount of custom business they do annually within the United States.

Other than the licensing requirements discussed above, there are no other types of government regulations existing or being contemplated that would adversely affect our Company's ability to operate.

Compliance With Environmental Laws

There are no environmental laws that have been enacted, nor are we aware of any such laws being contemplated for the future to address issues specific to our business.

Employees

Our company has no employees at the present time. Our President and Board Members are responsible for all planning, developing and operational duties, and will continue to do so throughout the early stages of our growth.

We have no intention of hiring employees until the business has been successfully launched and we have sufficient, reliable sales revenue flowing into the Company. Human resource planning will be part of an ongoing process that will include constant evaluation of operations and revenue realization.

Our President and Board Members presently devote only a portion of their time to the operation of our business (See Item 10).

ITEM  2.     DESCRIPTION OF PROPERTY.

We do not own or rent facilities of any kind.  At present we are operating from our official address that is located within the offices of our President.  This space is provided free of charge.  We will continue to use this space for our executive offices for the foreseeable future.  We have recently reviewed our business plan, and although there can be no assurance, are planning to rent a retail store when we have earned sufficient revenue from Internet sales.

We do not have any plants and have minimal equipment for the operation of our office.

We do not intend to invest in real estate.

ITEM 3.     LEGAL PROCEEDINGS.

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We have not yet held a stockholders meeting in 2003, or submitted matters to a vote of stockholders in 2003. 2003 was our first year of operations since our incorporation on April 23, 2002.

PART II

ITEM 5.      MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

No market currently exists for our securities and there is no assurance that a regular trading market will develop, or if developed, that it will be sustained. We will be attempting to have our shares listed for trading on the Bulletin Board owned by the National Association of Securities Dealers, Inc. A shareholder in all likelihood, therefore, will be unable to resell the securities referred to herein should he or she desire to do so. Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops.

We have no outstanding options or warrants, or other securities convertible into, common equity. Of the 3,550,000 shares of common stock outstanding as of May 8, 2003, 2,800,000 shares were owned by our officers, directors and affiliates, and may only be resold in compliance with Rule 144 of the Securities Act of 1933.

At May 8, 2003, there were 45 holders of record.

Dividends

We have not declared any cash dividends, nor do we intend to do so. We are not subject to any legal restrictions respecting the payment of dividends, except that they may not be paid to render us insolvent. Dividend policy will be based on our cash resources and needs and it is anticipated that all available cash will be needed for our operations in the foreseeable future.

SEC Rule 15g

Our Company's shares are covered by Section 15g of the Securities Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15g also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealers "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Section 16(a)

We are not subject to Section 16(a) of the Securities Exchange Act of 1934.

RECENT SALES OF UNREGISTERED SECURITIES

The following is a history of our sales of unregistered securities since our incorporation on April 23, 2002.

Mr. Dennis Cox purchased 1,000,000 shares of our common stock on April 23, 2002 for $1,000. The securities were sold in reliance on Regulation D, Section 505 of the Securities Act of 1933.  Mr. Cox is our President and Director of our Company, and continues to be subject to Rule 144 of the Securities Act of 1933.

During the period from May 1, 2002 to May 31, 2002, a private offering was completed, under which 1,800,000 shares of common stock were sold by subscription at a price of $.01 per share for a total of  $18,000. 600,000 shares were sold to each of Mr. Cox, Ms. Laurel Blanchard and Ms. Jean Blanchard. The securities were sold in reliance on Regulation D, Section 505 of the Securities Act of 1933.  All shareholders continue to be subject to Rule 144 of the Securities Act of 1933.  Old Goat qualified for an exemption from registration under Rule 505 since it is not subject to the reporting requirements of Section 13 or 15(d) of the Securities Act of 1933, is not an investment company, it had a specific business plan at the time it sold the securities, it was not a blank check company, as that term is defined in Rule 419(a)(2) of Regulation C or Rule 504 (a)(3) of Regulation D of the Securities Act of 1933, and the aggregate offering price was less that $1,000,000. All of the placees are Directors and Officers of our Company.

No underwriters were used, and no commissions or other remuneration was paid except to the company for any of the above noted.

USE OF PROCEEDS FROM REGISTERED SECURITIES

On April 30, 2003 we completed an offering under an SB2 Registration Statement for 750,000 shares of our common stock.  42 persons subscribed for our shares at the offering price of $0.10 per share and the offering was fully subscribed for. No underwriters were used, and no commissions or other remuneration was paid except to our Company. All of the proceeds of the offering, or $75,000, were deposited into our treasury. The proceeds are to be used to implement our business plan.

DESCRIPTION OF SECURITIES

Common Stock

We are authorized to issue up to 75,000,000 shares of Common Stock, $.001 par value. The holders of our Common Stock are entitled to one vote per share held and have the sole right and power to vote on all matters on which a vote of stockholders is taken. Voting rights are non-cumulative. The holders of Common Stock are entitled to receive dividends when, as, and if declared by the Board of Directors, out of funds legally available therefore and to share pro rata in any distribution to stockholders. Upon liquidation, dissolution, or the winding up of our company, the holders of the Common Stock are entitled to receive the net assets of the Company in proportion to the respective number of shares held by them after payment of liabilities which may be outstanding. The holders of Common Stock do not have any preemptive right to subscribe for or purchase any shares of any class of stock of the Company. The outstanding shares of Common Stock will not be subject to further call or redemption and are fully paid and non-assessable.

Stock Purchase Warrants

None.

Stock Purchase Options

None.

Dividends

We have not paid any cash dividends since inception. We do not intend to pay cash dividends in the foreseeable future, but intend to retain earnings, if any, for use in our business operations.

ITEM 6.     PLAN OF OPERATION.

We have not generated any revenues from products, services or operations since the inception of our company. The foregoing analysis should be read jointly with the financial statements, related notes, and the cautionary statement regarding forward-looking statements, which appear elsewhere in this filing.

Plan of Operation for the Next Twelve Months

Our offering of common stock by our Registration Statement on Form SB-2 closed on April 30, 2003. The offering was fully subscribed. This offering of 750,000 common shares has placed $75,000 into our treasury, allowing us to proceed with our Plan of Operation as set out in our prospectus, and in accordance with the budget set out for our corporate operations for the next twelve months.

Our future operations are also dependent upon the identification and successful completion of additional long-term or permanent equity financing, the support of creditors and shareholders, and, ultimately, the achievement of profitable operations. There can be no assurances that we will be successful, which would in turn significantly affect our ability to roll out our business plan. If not, we will likely be required to reduce operations or liquidate assets.  We will continue to evaluate our projected expenditures relative to our available cash and to seek additional means of financing in order to satisfy our working capital and other cash requirements.

We have commenced with the development of a Corporate Identity Package, which consists of a unique and distinctive identifying mark, or logo, and a background and typeface color scheme for use in both printed material such as stationery, business cards and sales material, as well as for use on Old Goat’s website.  We have also begun to design and build our website.  Our domain name www.oldgoatinc.com has been registered and we have made an information page available on the internet.  Building of the complete website will start within the next several weeks.

The website will provide basic information and facts about personal care products and related environmental and health issues.  It will discuss some of these common issues related to use of certain compounds in the environment and how these compounds may affect certain consumers.  It will also discuss how to avoid the use of unwanted chemicals by using alternate products.  It will also display all of the products our company has available for sale. Those items will include a variety of personal care products produced by various manufacturers.  There will be full product descriptions, along with pictures and technical specifications for each individual item offered for sale.

In addition to the website, we are planning to open a retail facility in a mall in New Westminster. If inadequate funds are available for the development of our retail store, we will locate in a kiosk type structure situated in the main traffic area of the mall. We plan on reviewing these requirements in the near future.

While the Company has not yet secured product suppliers, there has been a significant amount of research into the availability and suitability of products. We will order inventory as soon as the manufacturers and/or suppliers are selected.  Old Goat has confirmed through telephonic and other electronic contact such as e-mail, a number of potentially acceptable manufacturers and suppliers and foresees no problem in being able to meet our target objectives based on the information received from said manufacturers and suppliers.

Web server space will be contracted from a local Internet Service Provider (ISP), which has recently been chosen. The Company will be required to purchase a computer during the first year of operations, however if there are sufficient financial resources available to do so, a second one will be purchased and placed at the retail store location for convenience.  The retail store location will have credit card point of sale (POS) facilities for processing credit card payments from both in-person store purchases as well as Internet purchases.

During the first stages of the Company’s growth the Officers and Directors will provide all the labor required to operate the website as well as the retail store at no charge. Since we intend to operate with very limited administrative support, the Officers and Directors will continue to be responsible for these duties for at least the first year of operations.

How long Old Goat will be able to satisfy its cash requirements, and whether we will require additional outside funding in the next twelve months depends on how quickly our company can generate sales revenue and how much revenue can be generated.

Our ability to succeed is uncertain because we currently have no operating history upon which to base our growth projections.  We expect, however, to experience significant growth when we are operational, and anticipate such growth will continue for the foreseeable future.

Our growth may place a significant strain on our managerial, financial, and operational resources.  Failure to manage our growth effectively could harm our ability to generate revenues, which could impair our ability to compete, market, and promote our services.

Expenditures

The following chart provides an overview of our planned expenditures by major area of activity, for the next twelve (12) month period.

Expenditure Item	100%
Website Development	5,000
Marketing and Promotion	10,000
Inventory	20,000
Legal and Accounting	9,000
Website Hosting and Telecom	2,000
Furniture and Equipment	6,000
Retail Location	18,000
Miscellaneous Administrative Costs	5,000
Total	$75,000

Cash on hand is currently our only source of liquidity. We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future.

We believe our existing cash balances are sufficient to carry our normal operations for the next twelve months, before any cash requirements that may be needed for any further acquisitions or new business ventures, should we decide to pursue same, which may accelerate our need to raise additional cash. To the extent that we require additional funds to support our operations or the expansion of our business, we may sell additional equity or issue debt. Any sale of additional equity securities will result in dilution to our stockholders. There can be no assurance that additional financing, if required, will be available to our company or on acceptable terms.

We do not anticipate making any major purchases of capital assets in the next 12 months, or conducting any research and development. Our current corporate employee count is expected to remain the same for the next 12 months.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We believe our  market risk exposures arise primarily from exposures to fluctuations in interest rates and exchange rates.  We presently only transact business in Canadian and US Dollars.  We believe that the exchange rate risk surrounding the future transactions of the Company will not materially or adversely affect our future earnings.  We do not use derivative financial instruments to manage risks or for speculative or trading purposes.

ITEM 7.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required by this Item begin on Page F-1 of this Form 10-KSB, and include:

•

the report of independent accountants

•

balance sheet as of March 31, 2003

•

statements  of  operations,  cash  flows  and  stockholders' deficiency for April 23, 2002   (incorporation date) to March 31, 2003

•

notes to the financial statements

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

ITEM 9.     DIRECTORS, EXECUTVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The following table sets forth the names, ages and positions of the current directors and executive officers of the Company:

Name

Age

Offices Held

Dennis Cox

 57

Director, President

Jean Blanchard

 46

Director, Secretary, Treasurer

Laurel Blanchard

 61

Director

Dennis Cox, President and Director

Mr. Dennis Cox is the incorporator of Old Goat and has served as President and Director since its inception.  Mr. Cox graduated from South Burnaby High School, located in Burnaby, British Columbia, Canada, in 1965. Mr. Cox has worked with Industrial Equipment Company Ltd. (“IECL”) since 1985. IECL is a large bearing distributor and carries a full range of power transmission, material handling, fluid power and other related products.  In 1986, Mr. Cox joined the management team and took a full time position as the Inventory Controller.  Since that time and to the present, Mr. Cox had held the position of Warehouse Manager. Mr. Cox does not have any other business activities to which he devotes his time.  As President of our company, he has assumed the leadership role and accepted overall responsibility for the development of the Company.  Mr. Cox currently spends about ten percent (10%) of his working day doing Old Goat work. He will continue to make our company a primary priority and devote whatever time is necessary to make the business a success.

Mr. Cox is not an officer or director of any public company that files annual, quarterly and periodic reports with the United States Securities and Exchange Commission.

Jean Blanchard, Secretary/Treasurer and Director.

Miss Jean Blanchard became an officer and director of Old Goat on May 20, 2002. She graduated from high school in June of 1976.  From 1976 to 1979 she attended the Canadian Nazarene College in Winnipeg, Manitoba studying psychology and theology. In 1989 Miss Blanchard became a 911-operator police dispatcher for the City of Vancouver, a position she still holds.  She is currently devoting ten percent (10%) of her time on Old Goat responsibilities.

Miss Blanchard is not an officer or director of any public company that files annual, quarterly and periodic reports with the United States Securities and Exchange Commission.

Laurel Blanchard, Director, CFO.

Mrs. Laurel Blanchard became a director of Old Goat May 20, 2002. Mrs. Blanchard is a trained Hair Stylist and Esthetician. In 1991, she formed Classic Beauty Salon (1991) Ltd., in which she owns 50% of the outstanding shares. She is currently devoting five percent (5%) of her time to our business.

Mrs. Blanchard is not an officer or director of any reporting public company that files annual, quarterly and periodic reports with the United States Securities and Exchange Commission.

Audit Committee Financial Expert

We currenly do not have an audit committee financial expert, or an independent audit committee expert on our Board of Directors.

Family Relationships

Mrs. Laurel Blanchard is the sister in law of Miss Jean Blanchard.

Section 16(a) Beneficial Ownership Reporting

The Company was provided no forms or written representations with respect to Section 16 compliance.

Code of Ethics

We have not yet prepared written code of ethics and employment standards for our company. We have only recently commenced operations.

ITEM 10.     EXECUTIVE COMPENSATION.

The Executive Officers did not receive any compensation for our fiscal year ended March 31, 2003, and we did not accrue any compensation.  There are no securities authorized for issuance under any equity compensation plan, or any options, warrants, or rights to purchase our common stock.

Compensation of Directors

We do not compensate our directors for their time spent on behalf of our company, but they are entitled to receive reimbursement for all out of pocket expenses incurred for attendance at our Board of Directors meetings.

Pension and Retirement Plans

Currently, we do not offer any annuity, pension or retirement benefits to be paid to any of our officers, directors or employees, in the event of retirement. There are also no compensatory plans or arrangements with respect to any individual named above which results or will result from the resignation, retirement or any other termination of employment with our company, or from a change in the control of our company.

Employment Agreements

We do not have written employment agreements with any of our key employees.

Audit Committee

Presently the Board of Directors is serving as the Audit Committee of our Company.  We intend to form a separate audit committee, and are seeking potential independent directors.  We have initialized discussions with experienced businesspeople and plan to appoint an individual qualified as an audit committee financial expert.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, as of May 8, 2003 with respect to any person (including any “group”, as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) who is known to the Company to be the beneficial owner of more than five % of any class of the Company’s voting securities, and as to those shares of the Company’s equity securities beneficially owned by each its director, the executive officers of the company and all of its directors and executive officers of the Company and all of its directors  and executive officers as a group.  Unless otherwise specified in the table below, such information, other than information with respect to the directors and officers of the Company, is based on a review of statements filed, with the Securities and Exchange commission (the “Commission”) pursuant to Sections 13 (d), 13 (f), and 13 (g) of the Exchange Act with respect to the Company’s Common Stock.  As of May 8, 2003, there were 3,550,000 shares of Common Stock outstanding.

The number of shares of Common Stock beneficially owned by each person is determined under the rules of the Commission and the information is not necessarily indicative of beneficial ownership for any other purpose.  Under such rules, beneficial ownership includes any shares as to which such person has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days after the date hereof, through the exercise of any stock option, warrant or other right.  Unless otherwise indicated, each person has sole investment and voting power (or shares such power with his or her spouse) with respect to the shares set forth in the following table.  The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.

The table also shows the number of shares beneficially owned as of May 8, 2003 by each of the individual directors and executive officers and by all directors and executive officers as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common	Dennis Cox Director, President 4526 Neville Street Burnaby, British Columbia, V5J 2G8	1,600,000	45.07%

Common	Jean Blanchard Director, Secretary/Treasurer #209, 601 North Road Coquitlam, British Columbia, V3J 1P1	600,000	16.90%

Common	Laurel Blanchard Director, CFO #5, 710-7 Ave New Westminster, BC, V3M 5V3	600,000	16.90%

Common	Directors and officers as a group (3)	2,800,000	78.87%

Percent of Ownership is calculated in accordance with the Securities and Exchange Commission’s Rule 13(d) – 13(d)(1)

ITEM 12.     INTEREST OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS.

The following table lists all stock transactions between our Company and our Directors and Officers from April 23, 2002 or the date of incorporation, to the date hereof.   All share purchases were paid for in cash.

Stock Purchaser’s Name	Date of Purchase	Total Number of Shares Purchased	Consideration Paid
Dennis Cox	April 23, 2002	1,000,000	$ 1,000
Dennis Cox	May 13, 2002	600,000	$ 6,000
Jean Blanchard	May 21, 2002	600,000	$ 6,000
Laurel Blanchard	May 28, 2002	600,000	$ 6,000
Total		2,800,000	$ 19,000

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K.

 (a)

Exhibit Index

3.1

Articles of Incorporation*

3.2

By-laws*

10.1

Form of Subscription Agreement*

*

Incorporated by reference

to our SB2 Registration Statement Amendment 4 filed on December 24, 2002, SEC File Number 333-91356.

(b)

Reports on Form 8-K

None.

ITEM 14.     CONTROLS AND PROCEDURES.

Our President and Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures for the Company.

The Certifying Officers have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared.

The Certifying Officers have evaluated the effectiveness of the Company’s disclosure controls and procedures within 90 days of the date of this report and believe that the Company’s disclosure controls and procedures are effective based on the required evaluation.  There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

OLD GOAT ENTERPRISES, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

MARCH 31, 2003

(Stated in U.S. Dollars)

INDEX

INDEPENDENT AUDITORS’ REPORT

   F-2

BALANCE SHEET as at MARCH 31, 2003

   F-3

STATEMENT OF LOSS

for the period ended MARCH 31, 2003

   F-4

STATEMENT OF CASH FLOWS

for the period ended MARCH 31, 2003

   F-5

STATEMENT OF STOCKHOLDERS’ EQUITY

for the period ended MARCH 31, 2003

   F6

NOTES TO FINANCIAL STATEMENTS

          F-7- F-9

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders

Old Goat Enterprises, Inc.

(A development stage company)

We have audited the balance sheet of Old Goat Enterprises, Inc. (a development stage company) as at March 31, 2003 and the statements of loss, cash flows, and stockholders’ equity for the period from inception, April 23, 2002, to March 31, 2003.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements referred to above present fairly, in all material respects, the financial position of the Company as at March 31, 2003 and the results of its operations and cash flows for the period indicated in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1(c) to the financial statements, the Company has incurred a net loss of $14,736 since inception, has not attained profitable operations and is dependent upon obtaining adequate financing to fulfill its development activities.  These factors raise substantial doubt that the Company will be able to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, B.C                                                                                                        PEACH GODDARD.

April 15, 2003                                                                                                               Chartered Accountants

OLD GOAT ENTERPRISES, INC.

(A Development Stage Company)

BALANCE SHEET

MARCH 31, 2003

(Stated in U.S. Dollars)

ASSETS

Current
Cash	$4,264

$4264

LIABILITIES

Current
Accounts payable and accrued liabilities	$0

STOCKHOLDERS’ EQUITY

Capital Stock
Authorized:
75,000,000 Common shares, par value $0.001 per share

Issued and outstanding:
2,800,000 Common shares	2,800

Additional paid-in capital	16,200

Deficit Accumulated During The Development Stage	(14,736)
4,264

$4,264

See accompanying notes.

OLD GOAT ENTERPRISES, INC.

(A Development Stage Company)

STATEMENT OF LOSS

PERIOD FROM INCEPTION, APRIL 23, 2002, TO MARCH 31, 2003

(Stated in U.S. Dollars)

Expenses
Organizational costs	$1,000
Professional fees	11,850
Office and administration	1,621
Licenses and fees	265

Net Loss For The Period	$14,736

Basic And Diluted Loss Per Share	$(0.01)

Weighted Average Number Of Shares Outstanding	2,650,000

See accompanying notes.

OLD GOAT ENTERPRISES, INC.

(A Development Stage Company)

STATEMENT OF CASH FLOWS

PERIOD FROM INCEPTION, APRIL 23, 2002, TO MARCH 31, 2003

(Stated in U.S. Dollars)

Cash Flows From Operating Activities
Net loss for the period	$(14,736)

Adjustments To Reconcile Net Loss To Net Cash Used By Operating Activities	0
(14,736)

Cash Flows From Financing Activity
Share capital issued	19,000

Increase In Cash	4,264

Cash, Beginning Of Period	-

Cash, End Of Period	$4,264

See accompanying notes.

OLD GOAT ENTERPRISES, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

MARCH 31, 2003

(Stated in U.S. Dollars)

				DEFICIT
	COMMON STOCK			ACCUMULATED
			ADDITIONAL	DURING THE
			PAID-IN	DEVELOPMENT
	SHARES	AMOUNT	CAPITAL	STAGE	TOTAL

April 2002 - Shares issued for cash at $0.001	1,000,000	$1,000	$-	$-	$1,000

May 2002 – Shares issued for cash at $0.01	1,800,000	1,800	16,200	-	18,000

Net loss for the period	-	-	-	(14,736)	(14,736)

Balance, March 31, 2003	2,800,000	$2,800	$16,200	$(14,736)	$4,264

See accompanying notes.

OLD GOAT ENTERPRISES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2003

(Stated in U.S. Dollars)

1.

NATURE OF OPERATIONS

a)

Organization

The Company was incorporated in the State of Nevada, U.S.A., on April 23, 2002.  The Company’s intended year-end is March 31, 2003.

b)

Development Stage Activities

The Company has been in the development stage since its formation and has not yet realized any revenues from its planned operations.  It is primarily engaged in the development of a business as a retailer of specialty personal care products.  The Company will provide customers with alternative products that have been manufactured without certain compounds that may cause irritation for the customer.

c)

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred a net loss of $14,736 for the period from inception, April 23, 2002, to March 31, 2003, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the marketing of specialty personal care products. Management has plans to seek additional capital through a public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

1.

SIGNIFICANT ACCOUNTING POLICIES

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States.  Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates that have been made using careful judgement.

OLD GOAT ENTERPRISES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2003

(Stated in U.S. Dollars)

1.

SIGNIFICANT ACCOUNTING POLICIES (Continued)

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

a)

Organizational and Start Up Costs

Costs of start up activities, including organizational costs, are expensed as incurred.

b)

Development Stage Company

The Company is a development stage company.  The Company is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced. All losses accumulated since inception have been considered as part of the Company’s development stage activities.

c)

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses for the reporting period.  Actual results could differ from these estimates.

d)

Foreign Currency Translation

The Company’s functional currency is the U.S. dollar.  Transactions in foreign currency are translated into U.S. dollars as follows:

i)

     monetary items at the rate prevailing at the balance sheet date;

ii)

     non-monetary items at the historical exchange rate;

iii)

revenue and expense at the average rate in effect during the applicable accounting period.

OLD GOAT ENTERPRISES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2003

(Stated in U.S. Dollars)

2.

SIGNIFICANT ACCOUNTING POLICIES (Continued)

e)

Basic and Diluted Loss Per Share

The basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  At March 31, 2003, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

1.

SUBSEQUENT EVENTS

On April 30, 2003 the company accepted subscriptions for 750,000 of its stock from 42 investors.  There shares were issued at a price of $0.10 per share, under a prospectus effective December 24, 2002 as filed with the Securities and Exchange Commission.  As of the date hereof, there are 3,550,000 outstanding shares of the company’s common stock.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OLD GOAT ENTERPRISES, INC.

(Registrant)

 /s/ Laurel Blanchard

May 8, 2003

              Laurel Blanchard, Chief Financial Officer

 /s/ Dennis Cox

May 8, 2003

Dennis Cox, President/Director/

Chief Executive Officer

CERTIFICATION

I, Dennis Cox, President and Chief Executive Officer, certify that:

1.

I have reviewed this annual report on Form 10-KSB of the Company;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly presents in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers, if any, and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I (we) have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (“Evaluation Date”); and

(c)

 presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers, if any, and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers, if any, and I have indicated in this annual report whether or not there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

 /s/ Dennis Cox

Date: May 8, 2003

Dennis Cox, President/Director/

Chief Executive Officer

CERTIFICATION

I, Laurel Blanchard, Chief Financial Officer, certify that:

1.

I have reviewed this annual report on Form 10-KSB of the Company;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly presents in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers, if any, and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I (we) have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.

evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (“Evaluation Date”); and

c.

 presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers, if any, and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers, if any, and I have indicated in this annual report whether or not there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

 /s/ Laurel Blanchard

Date: May 8, 2003

Laurel Blanchard

Chief Financial Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

AND CHIEF EXECUTIVE OFFICER

PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Report of Old Goat Enterprises, Inc. (the “Company”) on Form 10KSB for the year ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the “Periodic Report”), I, Dennis Cox, Chief Executive Officer and I, Laurel Blanchard, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.

the Periodic Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

the information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:

May 8, 2003

                                            /s/ Dennis Cox

                                                  Dennis Cox, CEO

/s/ Laurel Blanchard

Laurel Blanchard, CFO