Form 10QSB
period 2003-06-30
OLD GOAT ENTERPRISES INC
filed 2003-08-07
CIK 1175442

As filed with the Securities and Exchange Commission on August 7, 2003

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from __________ to ______________

                        Commission File Number 333-91356

                            Old Goat Enterprises Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Nevada                                          98-0374121
--------------------------------------------------------------------------------
   State or other jurisdiction of                            (I.R.S. Employer
   incorporation or organization                            Identification No.)

                 4526 Neville Street Burnaby B.C. Canada V5J 2G8
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (604) 435-9071
--------------------------------------------------------------------------------
               Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

   Title of each class                Name of each exchange on which registered
          None                                          None
--------------------------------------------------------------------------------

          Securities registered pursuant to Section 12(g) of the Act:
                             Common Stock, par value
                               $.00001 per share
--------------------------------------------------------------------------------
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---  ---

Number of shares outstanding of the registrant's class of common stock as of August 5, 2003: 3,550,000

Authorized share capital of the registrant: 75,000,000 common shares , par value of $0.001

The Company recorded $nil revenue for the quarter ended June 30, 2003.

                           FORWARD-LOOKING STATEMENTS


THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS PREDICTIONS, PROJECTIONS AND OTHER STATEMENTS ABOUT THE FUTURE THAT ARE INTENDED TO BE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (COLLECTIVELY, "FORWARD-LOOKING STATEMENTS"). FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. A NUMBER OF IMPORTANT FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. IN ASSESSING FORWARD-LOOKING STATEMENTS CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-QSB, READERS ARE URGED TO READ CAREFULLY ALL CAUTIONARY STATEMENTS - INCLUDING THOSE CONTAINED IN OTHER SECTIONS OF THIS QUARTERLY REPORT ON FORM 10-QSB. AMONG SAID RISKS AND UNCERTAINTIES IS THE RISK THAT THE COMPANY WILL NOT SUCCESSFULLY EXECUTE ITS BUSINESS PLAN, THAT ITS MANAGEMENT IS ADEQUATE TO CARRY OUT ITS BUSINESS PLAN AND THAT THERE WILL BE ADEQUATE CAPITAL OR THEY MAY BE UNSUCCESSFUL FOR TECHNICAL, ECONOMIC OR OTHER REASONS.



PART I - FINANCIAL INFORMATION
                                                                     Page Number

ITEM 1.   FINANCIAL STATEMENTS

   Balance Sheets............................................................. 3

   Statements of Operations................................................... 4

   Statement of Stockholder's Equity.......................................... 5

   Statements of Cash Flows................................................... 6

   Notes to the Financial Statements........................................ 7-8

ITEM 2. MANAGEMENT'S PLAN OF OPERATION........................................ 8

ITEM 3. CONTROLS AND PROCEDURES .............................................. 9


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS ................................................... 10

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS ........................... 10

ITEM 3. DEFAULTS UPON SENIOR SECURITIES ..................................... 10

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................. 10

ITEM 5. OTHER INFORMATION ................................................... 10

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K..................................... 10

SIGNATURES .................................................................. 11

OLD GOAT ENTERPRISES, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

                                                     June 30, 2003    March 31, 2003
                                                   ----------------   ---------------
                                                       (UNAUDITED)
ASSETS

Current Assets
   Cash                                            $         76,912   $         4,264
   Prepaid expenses                                           5,493                 -
                                                   ----------------   ---------------
Total Assets                                       $         82,405   $         4,264
                                                   ================   ===============

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                 $         32,176   $             -

                                                   ----------------   ---------------
Total Liabilities                                            32,176                 -
                                                   ----------------   ---------------
Stockholders' Equity

  Authorized Common stock:
  75,000,000 shares with a par value of $0.001

  Issued and outstanding:
  3,550,000 and 2,800,000 shares respectively.                3,550             2,800
  Additional paid-in capital                                 90,450            16,200
  Deficit accumulated during the
  development stage                                         (43,771)          (14,736)
                                                   ----------------   ---------------
     Total Stockholders' Equity                              50,229             4,264
                                                   ----------------   ---------------
Total Liabilities and Stockholders' Equity         $         82,405   $         4,264
                                                   ================   ===============

NATURE OF OPERATIONS (NOTE 1)



   The accompanying notes are an integral part of these financial statements

OLD GOAT ENTERPRISES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
(UNAUDITED)

                                            Cumulative amounts from Date        Three month period
                                                 of Incorporation on               ended June 30
                                                  April 23, 2002 to
                                                     June 30, 2003             2003             2002
                                               --------------------   ----------------   ---------------
Operating Expenses
   Bank charges                                    $            625   $           504   $             43
   Marketing                                                 18,207            18,207                  -
   Office and administration                                  3,182             2,917                265
   Organizational costs                                       1,000                 -              1,000
   Professional fees                                         16,257             4,407              3,500
   Website operations and development                         4,500             3,000                  -
                                                   ----------------   ---------------   ----------------
Loss Before Other Expenses                                  (43,771)          (29,035)            (4,808)

                                                   ----------------   ---------------   ----------------
Net Loss for the Period                                     (43,771)          (29,035)            (4,808)
                                                   ----------------   ---------------   ----------------

Basic and Diluted Loss Per Common Share            $           (.05)  $          (.04)  $          (.006)
                                                   ================   ===============   ================

Weighted average number of common shares                    858,484           707,277            743,005
outstanding
                                                   ================   ===============   ================


   The accompanying notes are an integral part of these financial statements.

OLD GOAT ENTERPRISES, INC
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)

                                                                                           Deficit
                                                                                         Accumulated
                                            Common Stock                Additional        During the            Total
                                      Shares           Amount             Paid-in         Development       Stockholders'
                                                                          Capital            Stage              Equity
                               ----------------   ---------------   ----------------   ----------------   ---------------
Inception, April 23, 2002      $              -   $             -   $              -   $              -   $             -


Issuance of common stock              2,800,000             2,800             16,200                  -            19,000

Net loss for the year                         -                 -                  -            (14,736)          (14,736)
                               ----------------   ---------------   ----------------   ----------------   ---------------

Balance, March 31, 2003               2,800,000             2,800             16,200            (14,736)            4,264

Issuance of common stock                750,000               750             74,250                  -            75,000
(Note 3)
Net loss for the period                       -                 -                  -            (29,035)          (29,035)
                               ----------------   ---------------   ----------------   ----------------   ---------------

Balance, June 30, 2003         $      3,550,000   $         3,550   $         90,450   $        (43,771)  $        50,229
                               ================   ===============   ================   ================   ===============



   The accompanying notes are an integral part of these financial statements.

OLD GOAT ENTERPRISES, INC
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                     Cumulative Amounts
                                                        From Date of
                                                      Incorporation on             Three month period
                                                      April 23, 2002 to               ended June 30
                                                        June 30, 2003              2003              2002
                                                     -----------------   ---------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss for the Period                               $        (43,771)  $       (29,035)  $         (4,808)
Adjustments to reconcile net loss to net cash used in
operating activities
     Increase in prepaid expenses                               (5,493)           (5,493)                 -
     Increase in accounts payable                               32,176            32,176                  -
                                                      ----------------   ---------------   ----------------

NET CASH USED IN OPERATING ACTIVITIES                          (17,088)           (2,352)            (4,808)
                                                      ----------------   ---------------   ----------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of common stock                     94,000            75,000             19,000
                                                      ----------------   ---------------   ----------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                       94,000            75,000             19,000
                                                      ----------------   ---------------   ----------------

NET INCREASE IN CASH                                            76,912            72,648             14,192

CASH AT BEGINNING OF PERIOD                                          -             4,264                  -
                                                      ----------------   ---------------   ----------------
CASH AT END OF PERIOD                                 $         76,912   $        76,912   $         14,192
                                                      ================   ===============   ================


SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS
     Cash paid for income taxes                       $              -   $             -   $
                                                                                                          -
     Cash paid for interest                           $              -   $             -   $              -


   The accompanying notes are an integral part of these financial statements.

OLD GOAT ENTERPRISES, INC
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2003
(UNAUDITED)


1.   DEVELOPMENT STAGE ENTERPRISES

     The Company was incorporated on April 23, 2002 under the laws of Nevada and is considered a development stage company. It has not generated significant revenues from operations. The Company is pursuing opportunities in the development of a business as a distributor of specialty personal care products.

     In the opinion of management, the accompanying financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein. These statements do not include all disclosure required by generally accepted accounting principles in the United States of America and should be read in conjunction with the audited financial statements of the Company for the year ended March 31, 2003. The results of operations for the period ended June 30, 2003 are not necessarily indicative of the results to be expected for the year ending March 31, 2004.

2.   GOING CONCERN

     The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has no current source of revenue. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The Company's ability to continue as a going concern is dependent on additional cash financings, and, ultimately, upon achieving profitable operations through the development of its business. These financial statements do not include any adjustments that would be necessary should the Company be unable to continue as a going concern. Such adjustments could be material.

                                                        June 30      March 31
                                                         2003         2003
                                                         ----         ----

     Deficit accumulated during the development stage  (43,771)      (14,736)
     Working capital                                    50,229         4,264


3.   COMMON STOCK

     The Company's authorized common stock consists of 75,000,000 shares with a par value of $0.001 per share. All shares have equal voting rights and, when validly issued and outstanding, are entitled to one non-cumulative vote per share in all matters to be voted upon by stockholders. The shares have no pre-emptive, subscription, conversion or redemption rights and may be issued only as fully paid and non-assessable shares. Holders of the common stock are entitled to equal rateable rights to dividends and distributions with respect to the common stock, as may be declared by the Board of Directors out of funds legally available.

     On April 30, 2003, the Company completed a public offering under its SB-2 Registration Statement. It issued 750,000 shares of common stock for $0.10 per share, or $75,000 under share subscriptions received in advance of the completion.


4.   SEGMENTED INFORMATION

     The Company's operations have been conducted as one reportable segment.


ITEM 2. MANAGEMENT'S PLAN OF OPERATION

Old Goat Enterprises Inc. was incorporated under the laws of the state of Nevada on April 23, 2002. The Company's fiscal year end is March 31.

On December 24, 2002 our Form SB-2 registration statement was declared effective. We closed the offering on April 30, 2003, raising a total of $75,000 for the sale of 750,000 shares at a price of $0.10 per share. The offering was fully subscribed for.

We currently have no revenue from operations, we are in a start-up phase with our existing assets and we have no significant assets, tangible or intangible. There can be no assurance that we will generate revenues in the future, or that we will be able to operate profitably in the future, if at all. We have incurred net losses in each fiscal year since inception of our operations.

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

We are initially planning to offer two parallel types of products for sale to consumers. The first is a line of specialty products based on the naturally moisturizing properties of goat's milk. This by-product of the production of milk, cheese and yogurt is a super-rich milk and is appropriate for cosmetic uses. It is believed that the goat's milk contains naturally occurring proteins and compounds that are absorbed by the skin, resulting in a natural moisturizing effect. This product line may consist of goat's milk soaps, goat's milk moisturizing lotions, goat's milk body wash and goat's milk foaming milk bath.

The second is an assortment of personal care products that do not contain certain chemical compounds believed to be irritants to the consumers. If a consumer believes that certain chemical compounds found in body care products are irritants to their skin, they will be able to purchase alternative personal care products that are manufactured using different methods and ingredients.

In order to continue with our revised business plan, we will likely require additional equity or debt funding within approximately 9-12 months. There can be no assurance we will be successful in obtaining additional financing on favorable terms, if at all. We have limited funds to maintain our own ongoing expenses, and we currently have significant liabilities related to our ongoing software development and our stem cell license agreement. Without an infusion of new capital, we will not be able to maintain current operations beyond these periods.

Management Discussion and Analysis

The following discussion of the plan of operation, financial condition, results of operations, cash flows and changes in financial position of our Company should be read in conjunction with our most recent financial statements and notes appearing elsewhere in this Form 10-QSB; and our 10-KSB for March 31, 2003.

At June 30, 2003, we had working capital of $50,229, compared to working capital of $4,264 at March 31, 2003.

At June 30, 2003, our total assets consisted of $76,912 of cash and $5,493 of prepaid expenses. This compares with our assets at June 30, 2002 of $16,536, consisting of cash of $961 and deferred offering costs of $15,575.

At June 30, 2003, our total current liabilities increased to $32,176 from $nil at March 31, 2003, as we ramped up our operations.

We have not had revenues from inception. Although there may be insufficient capital to execute our business plan, we expect to survive with funding from sales of securities and, as necessary or from shareholder loans.

We do not anticipate making any major purchases of capital assets in the next 12 months, or conducting any research and development directly. Our current corporate employee count is likely to change because of the expansion of the scope of our current business plan.

Results of Operations

Our company posted losses of $29,035 for the three months ended June 30, 2003, compared with the losses of $4,808 for the comparable three month period in 2002. From inception to June 30, 2003 we incurred losses of $43,771. The principal component of losses for the three month period ended June 30, 2003 was marketing expenses of $18,207, professional fees of $4,407 and $3,000 for website development. Our marketing expenses include costs for the review of potential distributors and for samples provided to potential distributors.


ITEM 3. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this quarterly report, and, based on their evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive office and principal officer, as appropriate to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None.


Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On April 30,2003 we completed our offering for 750,000 shares of common stock of our company at a price of $0.10 per share. The shares were offered under a SB-2 made effective December 24, 2002. The offering was fully subscribed for and we received $75,000.00 in cash.


Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We submitted no matters to a vote of security holders during the quarter ended June 30, 2003.


Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K


(a) Pursuant to Rule 601 of Regulation SB, the following exhibits are included herein or incorporated by reference.



   Exhibit
   Number  Description
   ------ ------------

   3.1    Articles of Incorporation*

   3.2    By-laws*

   10.1   Form of Subscription Agreement*

   99.1   CERTIFICATION  PURSUANT TO 18 U.S.C.  ss. 1350, AS ADOPTED PURSUANT TO
          SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

   99.2   CERTIFICATION  PURSUANT TO 18 U.S.C.  ss. 1350, AS ADOPTED PURSUANT TO
          SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

   99.3 CERTIFICATION OF CHIEF FINANCIAL OFFICER and CHIEF EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

* Incorporated by reference to our SB2 Registration Statement Amendment 4 filed on December 24, 2002, SEC File Number 333-91356.

   Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 6th day of August, 2003.

                                             OLD GOAT ENTERPRISES INC.


Date:  August 6, 2003                        By: /s/ Dennis Cox
                                             -----------------------------------
                                             Dennis Cox, Chief Executive Officer



                                             By: /s/ Laurel Blanchard
                                             -----------------------------------
                                             Laurel Blanchard, Chief Financial
                                             Officer

                                  EXHIBIT 99.1


                  CERTIFICATION PURSUANT TO 18 U.S.C. ss. 1350,
      AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Dennis Cox, certify that:

1. I have reviewed this quarterly report on Form 10 QSB of Old Goat Enterprises Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  August 6, 2003

/s/ Dennis Cox
-------------------------
Dennis Cox, President and CEO

                                  EXHIBIT 99.2

                  CERTIFICATION PURSUANT TO 18 U.S.C. ss. 1350,
      AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Laurel Blanchard, certify that:

1. I have reviewed this quarterly report on Form 10 QSB of Old Goat Enterprises Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  August 6, 2003

/s/ Laurel Blanchard
--------------------------------
Laurel Blanchard, Chief Financial Officer

                                  EXHIBIT 99.3


          CERTIFICATION OF CHIEF FINANCIAL OFFICER and CHIEF EXECUTIVE
                  OFFICER PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Report of Old Goat Enterprises Inc. (the "Company") on Form 10-QSB for the quarter ended June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Periodic Report"), I, Dennis Cox, Chief Executive Officer of the Company, and I, Laurel Blanchard, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1. the Periodic Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2.   the information  contained in the Periodic Report fairly presents,  in
          all  material  respects,   the  financial  condition  and  results  of
          operations of the Company.



Dated:   August 6, 2003                            /s/ Dennis Cox
                                                   -----------------------------
                                                   Dennis Cox, President and CEO



                                                   /s/ Laurel Blanchard
                                                   -----------------------------
                                                   Laurel Blanchard, CFO