Form 10QSB/A
period 2003-06-30
OLD GOAT ENTERPRISES INC
filed 2003-10-29
CIK 1175442

As filed with the Securities and Exchange Commission on October 29, 2003

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          FORM 10-QSB/A FIRST AMENDMENT

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

                        Commission File Number 333-91356

                            Old Goat Enterprises Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Nevada                                         98-0374121
-------------------------------------                ---------------------------
   State or other jurisdiction of                          (I.R.S. Employer
   incorporation or organization                           Identification No.)

                 4526 Neville Street Burnaby B.C. Canada V5J 2G8
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code (604) 435-9071

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

                               TABLE OF CONTENTS
                                                                     Page Number

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

      Balance Sheets...........................................................4

      Statements of Operations.................................................5

      Statement of Stockholder's Equity........................................6

      Statements of Cash Flows.................................................7

      Notes to the Financial Statements....................................8 - 9

ITEM 2. MANAGEMENT'S PLAN OF OPERATION .......................................10

ITEM 3. CONTROLS AND PROCEDURES...............................................11

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.....................................................12

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.............................12

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.......................................12

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................12

ITEM 5. OTHER INFORMATION.....................................................12

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K......................................12

SIGNATURES....................................................................13

OLD GOAT ENTERPRISES, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

                                                     June 30, 2003    March 31, 2003
                                                 ------------------ -----------------
                                                      (UNAUDITED)
ASSETS

Current Assets
  Cash                                             $         76,912   $         4,264
  Prepaid expenses                                            5,493                 -
                                                 ------------------ -----------------
Total Assets                                       $         82,405   $         4,264
                                                 ================== =================

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                 $         32,176   $             -

                                                 ------------------ -----------------
Total Liabilities                                            32,176                 -
                                                 ------------------ -----------------
Stockholders' Equity

  Authorized Common stock:
  75,000,000 shares with a par value of $0.001

  Issued and outstanding:
  3,550,000 and 2,800,000 shares respectively.                3,550             2,800
  Additional paid-in capital                                 90,450            16,200
  Deficit accumulated during the
  development stage                                         (43,771)          (14,736)
                                                 ------------------ -----------------
     Total Stockholders' Equity                              50,229             4,264
                                                 ------------------ -----------------
Total Liabilities and Stockholders' Equity         $         82,405   $         4,264
                                                 ================== =================

NATURE OF OPERATIONS (NOTE 1)


The accompanying notes are an integral part of these financial statements

OLD GOAT ENTERPRISES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
(UNAUDITED)

                                           Cumulative amounts from Date   Three month period
                                               of Incorporation on           ended June 30
                                                April 23, 2002 to
                                                June 30, 2003              2003          2002
                                               --------------------   ------------  ------------

Operating Expenses
   Bank charges                                  $              625    $       504  $         43
   Marketing                                                 18,207         18,207             -
   Office and administration                                  3,182          2,917           265
   Organizational costs                                       1,000              -         1,000
   Professional fees                                         16,257          4,407         3,500
   Website operations and development                         4,500          3,000             -
                                               --------------------   ------------  ------------
Loss Before Other Expenses                                  (43,771)       (29,035)       (4,808)

                                               --------------------   ------------  ------------
Net Loss for the Period                                     (43,771)       (29,035)       (4,808)
                                               --------------------   ------------  ------------

Basic and Diluted Loss Per Common Share            $           (.02)   $      (.01)  $     (.002)
                                               ====================   ============  ============

Weighted average number of common shares                  2,787,760      3,310,989     2,038,235
outstanding
                                               ====================   ============  ============

The accompanying notes are an integral part of these financial statements.

OLD GOAT ENTERPRISES, INC
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)

                                                                                   Deficit
                                                                                 Accumulated
                                             Common Stock         Additional      During the        Total
                                         Shares         Amount      Paid-in       Development   Stockholders'
                                                                    Capital         Stage          Equity
                                     ------------- ------------- ------------- -------------- ---------------
Inception, April 23, 2002             $          -  $          -  $          -  $           -  $            -


Issuance of common stock                 2,800,000         2,800        16,200              -          19,000

Net loss for the year                            -             -               -      (14,736)        (14,736)
                                     ------------- ------------- ------------- -------------- ---------------

Balance, March 31, 2003                  2,800,000         2,800        16,200        (14,736)          4,264

Issuance of common stock                   750,000           750        74,250              -          75,000
(Note 3)
Net loss for the period                          -             -             -        (29,035)        (29,035)
                                     ------------- ------------- ------------- -------------- ---------------

Balance, June 30, 2003              $    3,550,000  $      3,550  $       90,450  $   (43,771)  $      50,229
                                     ============= ============= ============= ============== ===============

The accompanying notes are an integral part of these financial statements.

OLD GOAT ENTERPRISES, INC
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                      Cumulative Amounts From     Three month period
                                                      Date of Incorporation on       ended June 30
                                                          April 23, 2002 to
                                                           June 30, 2003         2003            2002
                                                         --------------      -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss for the Period                                   $     (43,771)      $    (29,035)   $     (4,808)
Adjustments to reconcile net loss to net cash used in
operating activities
     Increase in prepaid expenses                                (5,493)            (5,493)              -
     Increase in accounts payable                                32,176             32,176               -
                                                         --------------      -------------   -------------

NET CASH USED IN OPERATING ACTIVITIES                           (17,088)            (2,352)         (4,808)
                                                         --------------      -------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of common stock                      94,000             75,000          19,000
                                                         --------------      -------------   -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                        94,000             75,000          19,000
                                                         --------------      -------------   -------------

NET INCREASE IN CASH                                             76,912             72,648          14,192

CASH AT BEGINNING OF PERIOD                                           -              4,264               -
                                                         --------------      -------------   -------------
CASH AT END OF PERIOD                                     $      76,912       $     76,912    $     14,192
                                                         ==============      =============   =============


SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS
     Cash paid for income taxes                           $           -       $          -    $          -
     Cash paid for interest                               $           -       $          -    $          -


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

In order to continue with our revised business plan, we will likely require additional equity or debt funding within approximately 9-12 months. There can be no assurance we will be successful in obtaining additional financing on favorable terms, if at all. We have limited funds to maintain our own ongoing expenses, and without an infusion of new capital, we will not be able to maintain current operations beyond these periods.

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

     Exhibit
     Number          Description

     3.1         Articles of Incorporation*
     3.2         By-laws*
    10.1         Form of Subscription Agreement*

* Incorporated by reference to our SB2 Registration Statement Amendment 4 filed on December 24, 2002, SEC File Number 333-91356.

    31.1 CERTIFICATION OF CEO PURSUANT TO 18 U.S.C. ss. 1350, SECTION 302
    31.2 CERTIFICATION  OF CFO PURSUANT TO 18 U.S.C. ss. 1350, SECTION 302
    32.1 CERTIFICATION  PURSUANT  TO 18 U.S.C.  ss.1350,  SECTION 906

      Reports on Form 8-K

      None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 23rd day of October, 2003.

                                    OLD GOAT ENTERPRISES INC.


Date:  October 23, 2003             By: /s/Dennis Cox
                                        -----------------------------------
                                        Dennis Cox, Chief Executive Officer



                                    By:/s/Laurel Blanchard
                                       ------------------------------------
                                       Laurel Blanchard, Chief Financial Officer

                                  EXHIBIT 31.1
                  CERTIFICATION PURSUANT TO 18 U.S.C. ss. 1350,
      AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

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


Date:  October 23, 2003


By /s/ Dennis Cox
-------------------------
       Dennis Cox, President and CEO

                                  EXHIBIT 31.2
                  CERTIFICATION PURSUANT TO 18 U.S.C. ss. 1350,
      AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

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


Date:  October 23, 2003


By /s/ Laurel Blanchard
-----------------------------
       Laurel Blanchard, Chief Financial Officer

                                  EXHIBIT 32.1
      CERTIFICATION OF CHIEF FINANCIAL OFFICER and CHIEF EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002

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



Dated:   October 23, 2003                  By /s/  Dennis Cox
                                                   ---------------------------
                                                   Dennis Cox, President and CEO




                                           By /s/ Laurel Blanchard
                                                  ---------------------------
                                                  Laurel Blanchard, CFO