Form 10QSB
period 2003-09-30
OLD GOAT ENTERPRISES INC
filed 2003-10-29
CIK 1175442

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

                    For the quarter ended September 30, 2003

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

          Securities registered pursuant to Section 12(b) of the Act:

      Title of each class           Name of each exchange on which registered
             None                                      None
---------------------------------          ---------------------------
           Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, par value $.00001 per share
--------------------------------------------------------------------------------
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---  ---

Number of shares outstanding of the registrant's class of common stock as of October 23, 2003: 35,500,000

Authorized share capital of the registrant: 75,000,000 common shares , par value of $0.001

The Company recorded $nil revenue for the quarter ended September 30, 2003.

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

      Statements of Operations.................................................5

      Statement of Stockholder's Equity........................................6

      Statements of Cash Flows.................................................7

      Notes to the Financial Statements....................................8 - 9

  ITEM 2. MANAGEMENT'S PLAN OF OPERATION.......................................9

  ITEM 3. CONTROLS AND PROCEDURES.............................................11

PART II - OTHER INFORMATION

  ITEM 1. LEGAL PROCEEDINGS...................................................12

  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS...........................12

  ITEM 3. DEFAULTS UPON SENIOR SECURITIES.....................................12

  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................12

  ITEM 5. OTHER INFORMATION...................................................12

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K....................................13

  SIGNATURES..................................................................13

OLD GOAT ENTERPRISES, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

                                                 September 30, 2003    March 31, 2003
                                                 ------------------ -----------------
                                                      (UNAUDITED)
ASSETS

Current Assets
  Cash                                             $         24,679  $          4,264
  Prepaid expenses                                              493                 -
                                                 ------------------ -----------------
Total Assets                                       $         25,172  $          4,264
                                                 ================== =================

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                 $          2,760  $              -

                                                 ------------------ -----------------
Total Liabilities                                             2,760                 -
                                                 ------------------ -----------------
Stockholders' Equity

  Authorized Common stock:
  75,000,000 shares with a par value of $0.001

  Issued and outstanding:
  35,500,000 and 2,800,000 shares respectively.               3,550             2,800
  Additional paid-in capital                                 90,450            16,200
  Deficit accumulated during the
  development stage                                         (71,588)          (14,736)
                                                 ------------------ -----------------
     Total Stockholders' Equity                              22,412             4,264
                                                 ------------------ -----------------
Total Liabilities and Stockholders' Equity         $         25,172  $          4,264
                                                  ================== =================

NATURE OF OPERATIONS (NOTE 1)

The accompanying notes are an integral part of these financial statements.

OLD GOAT ENTERPRISES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
(UNAUDITED)

                                           Cumulative amounts from Date             Six month period
                                               of Incorporation on                 ended September 30
                                                April 23, 2002 to                     (see Note 2)
                                                September 30, 2003                  2003          2002
                                               --------------------             ------------  ------------
Operating Expenses
   Bank charges                                   $             698              $       577  $         64
   Marketing                                                 33,307                   33,307             -
   Office and administration                                  4,947                    4,682           265
   Organizational costs                                       1,000                        -         1,000
   Professional fees                                         25,719                   13,869         7,850
   Web site operations and development                        5,917                    4,417         1,500
                                                       ------------             ------------  ------------
Loss Before Other Expenses                                  (71,588)                 (56,852)      (10,679)

                                                       ------------             ------------  ------------
Net Loss for the Period                                     (71,588)                 (56,852)      (10,679)
                                                       ------------             ------------  ------------

Basic and Deluded Loss Per Common Share                           -              $         -  $          -
                                                       ============             ============  ============

Weighted average number of common shares
outstanding adjusted for the 10 for 1 forward
split on September 22, 2003 (Note 4)                     29,213,333               34,311,480    24,762,500
                                                       ============             ============  ============

The accompanying notes are an integral part of these financial statements.

OLD GOAT ENTERPRISES, INC
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)

                                                                                   Deficit
                                                                                 Accumulated
                                             Common Stock         Additional      During the        Total
                                         Shares         Amount      Paid-in       Development   Stockholders'
                                                                    Capital         Stage          Equity
                                     ------------- ------------- -------------  ------------- ---------------
Inception, April 23, 2002                        -  $          -  $          -   $          -  $            -

Issuance of common stock                 2,800,000         2,800        16,200              -          19,000

Net loss for the year                            -             -             -        (14,736)        (14,736)
                                     ------------- ------------- -------------  ------------- ---------------

Balance, March 31, 2003                  2,800,000         2,800        16,200        (14,736)          4,264

Issuance of common stock                   750,000           750        74,250              -          75,000
(Note 4)
10 for 1 forward split of issued
and outstanding shares                  31,950,000             -             -              -               -
(Note 4)

Net loss for the period                          -             -             -        (56,852)        (56,852)
                                     ------------- ------------- -------------  ------------- ---------------

Balance, September 30, 2003             35,500,000  $      3,550  $     90,450  $     (71,588) $       22,412
                                     ============= ============= ============= ============== ===============


The accompanying notes are an integral part of these financial statements.

OLD GOAT ENTERPRISES, INC
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                      Cumulative Amounts From        Six month period
                                                      Date of Incorporation on       ended September 30
                                                          April 23, 2002 to             (see Note 2)
                                                         September 30, 2003         2003            2002
                                                         --------------      -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss for the Period                                 $       (71,588)     $     (56,852)   $    (10,679)
Adjustments to reconcile net loss to net
cash used in operating activities
     Increase in prepaid expenses                                  (493)              (493)              -
     Increase in accounts payable                                 2,760              2,760               -
                                                         --------------      -------------   -------------

NET CASH USED IN OPERATING ACTIVITIES                           (69,321)           (54,585)        (10,679)
                                                         --------------      -------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of common stock                      94,000             75,000          19,000
                                                         --------------      -------------   -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                        94,000             75,000          19,000
                                                         --------------      -------------   -------------

NET INCREASE IN CASH                                             24,679             20,415           8,321

CASH AT BEGINNING OF PERIOD                                           -              4,264               -
                                                         --------------      -------------   -------------
CASH AT END OF PERIOD                                  $         24,679          $  24,679   $       8,321
                                                         ==============      =============   =============


SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS
     Cash paid for income taxes                         $             -      $           -   $           -

     Cash paid for interest                             $             -      $           -   $           -

The accompanying notes are an integral part of these financial statements.

OLD GOAT ENTERPRISES, INC
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2003
(UNAUDITED)


1. DEVELOPMENT STAGE ENTERPRISES

     The Company was incorporated on April 23, 2002 under the laws of Nevada and is considered a development stage company. It has not generated significant revenues from operations. The Company is pursuing opportunities in the development of a business as a distributor of specialty personal care products.

     In the opinion of management, the accompanying financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein. These statements do not include all disclosure required by generally accepted accounting principles in the United States of America and should be read in conjunction with the audited financial statements of the Company for the year ended March 31, 2003. The results of operations for the period ended September 30, 2003 are not necessarily indicative of the results to be expected for the year ending March 31, 2004.

2. COMPARATIVE RESULTS

     Comparative results for the six months ended September 30, 2002 are from the date of incorporation on April 23, 2002.

3. GOING CONCERN

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

                                                       September 30   March 31
                                                          2003          2003
                                                          ----          ----
     Deficit accumulated during the development stage    (71,588)     (14,736)
     Working capital                                      22,412        4,264


4. COMMON STOCK

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

     On September 8, 2003 the Board of Directors of the Company approved a 10 for 1 forward stock split of the Company's issued and outstanding common stock. Nine additional shares were issued, for every share held, to stockholders of record on September 22, 2003. The result was an increase in the number of issued and outstanding shares from 3,550,000 to 35,500,000.

5. SEGMENTED INFORMATION

     The Company's operations have been conducted as one reportable segment.

ITEM 2. MANAGEMENT'S PLAN OF OPERATION


Old Goat Enterprises Inc. was incorporated under the laws of the state of Nevada on April 23, 2002. The Company's fiscal year end is March 31.

On December 24, 2002 our Form SB-2 registration statement was declared effective. We closed the offering on April 30, 2003, raising a total of $75,000 for the sale of 750,000 shares at a price of $0.10 per share. The offering was fully subscribed for. On September 24, 2003, our common stock commenced trading on the Over the Counter Electronic Bulletin Board under the trading symbol "OGTE.BB."

We currently have no revenue from operations, we are in a start-up phase with our existing assets and we have no significant assets, tangible or intangible. There can be no assurance that we will generate revenues in the future, or that we will be able to operate profitably in the future, if at all. We have incurred net losses in each fiscal year since inception of our operations.

We are in the preliminary stages of creating a business as a retailer of specialty personal care products. These products are designed for the use of consumers who are sensitive to certain chemical additives commonly found in mass produced personal care products. Our Company intends to sell products that will provide customers with alternative products that have been manufactured without certain compounds that may cause irritation for the consumer.

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

During the second quarter, we completed additional improvements to our website to provide more specific information about our products. Without significant additional capital for awareness advertising, we are finding that it is doubtful that we will be able to drive traffic to our website and provide a profitable level of sales. A major supplier of the goats milk product has also changed its strategy to aggressively pursue direct retail sales. This may significantly impact our ability to develop a successful business plan around these products. As an alternative, we have undertaken initiatives to identify and potentially develop relationships with distributors in middle eastern countries and in other parts of the world. During the quarter, we started a program to obtain regulatory approval to sell the products in Israel, where goats milk properties are well known. There can be no assurance that we will be successful in developing a market for these products.

We are also actively evaluating other opportunities that would potentially enhance stockholder value and improve the company's chances in attracting additional capital.

In order to continue with our business plan, we will likely require additional equity or debt funding within approximately 6-9 months. There can be no assurance we will be successful in obtaining additional financing on favorable terms, if at all. We have limited funds to maintain our own ongoing expenses. Without an infusion of new capital, we will not be able to maintain current operations beyond these periods.

Management Discussion and Analysis

The following discussion of the plan of operation, financial condition, results of operations, cash flows and changes in financial position of our Company should be read in conjunction with our most recent financial statements and notes appearing elsewhere in this Form 10-QSB; and our 10-KSB for March 31, 2003.

At September 30, 2003, we had working capital of $22,412, compared to working capital of $4,264 at March 31, 2003.

At September 30, 2003, our total assets consisted of $24,679 of cash and $493 of prepaid expenses. This compares with total assets at March 31, 2003 consisting solely of cash of $4,264.

At September 30, 2003, our total current liabilities increased to $2,760 from $nil at March 31, 2003, for accounts payable.

We have not had revenues from inception. Although there may be insufficient capital to execute our business plan, we expect to survive with funding from sales of securities and, as necessary or from shareholder loans.

We do not anticipate making any major purchases of capital assets in the next 12 months, or conducting any research and development directly. Our current corporate employee count is only likely to change if we can raise additional capital, and open a retail operation.

Results of Operations

Our company posted losses of $56,852 for the six months ended September 30, 2003, compared with the losses of $10,679 for the comparable period in 2002. From inception to September 30, 2003 we incurred losses of $71,588. The principal component of losses for the six month period ended September 30, 2003 was marketing expenses of $33,307, professional fees of $13,869 and $4,417 for website development. Our marketing expenses include costs for the review, selection and negotiation with potential distributors and for samples provided to potential distributors.


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

On September 8, 2003 the Board of Directors of the Company approved a 10 for 1 forward stock split of the Company's issued and outstanding common stock. Nine additional shares were issued, for every share held, to stockholders of record on September 22, 2003. The result was an increase in the number of issued and outstanding shares from 3,550,000 to 35,500,000.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 11, 2003 the stockholders of the Company approved by unanimous written
consent,  the  adoption  of  the  Company's  2003  Employees/Consultants   Stock
Compensation Plan. The Plan is attached as Exhibit 10.2.


ITEM 5. OTHER INFORMATION

On September 8, 2003, our Board of Directors' appointed Ms. Lois Meisinger as our new Chief Executive Officer. She has extensive, hands on business experience and since 1982, has been a partner or sole owner of several private companies involved in retail and industrial operations. Over the last five years, her business activities were as follows:

High-rise window washing
         Formed 1993       sold 2000        100% ownership interest
Marina/pub/fine dining restaurant
         Bought 1995       sold 2001        50% ownership interest
Dry cleaning plants
         Formed 1980       sold 2001        80% ownership interest
         Bought 2000       sold 2003        25% ownership interest
Trucking company
         Bought 1995       closed 2000      50% ownership interest
Logging company
         Bought 1995       sold 2003        25% ownership interest
Bookkeeping business
         Formed 1979       closed 2000      100% ownership interest
Mechanical service company
         Formed 1980       sold 2000        50% ownership interest

She holds a B.Ed degree from the University of Alberta, which she obtained in 1971. Ms. Meisinger's appointment followed the resignation as CEO by Mr. Dennis Cox. Mr. Cox is remaining as a director.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.


(a) Pursuant to Rule 601 of Regulation SB, the following exhibits are included herein or incorporated by reference.


    Exhibit
    Number        Description
    -------       ------------

     3.1          Articles of Incorporation*
     3.2          By-laws*
    10.1          Form of Subscription Agreement*
    10.2          2003 Employees/Consultants Stock Compensation Plan

* Incorporated by reference to our SB2 Registration Statement Amendment 4 filed on December 24, 2002, SEC File Number 333-91356.

    31.1 CERTIFICATION OF CEO PURSUANT TO 18 U.S.C. ss. 1350, SECTION 302
    31.2 CERTIFICATION  OF CFO PURSUANT TO 18 U.S.C. ss. 1350, SECTION 302
    32.1 CERTIFICATION  PURSUANT  TO 18 U.S.C.  ss.1350,  SECTION 906
    32.2 CERTIFICATION  PURSUANT  TO 18 U.S.C.  ss. 1350, SECTION 906

      Reports on Form 8-K

Filed September 11, 2003 describing the 10 for 1 forward stock split for stockholders of record on September 22, 2003 and the appointment of Ms. Lois Meisinger as President and CEO of the Company.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 23rd day of October, 2003. OLD GOAT ENTERPRISES INC.


Date: October 23, 2003                            By: /s/Lois Meisinger
                                                         -------------------
                                                         Lois Meisinger
                                                         President/CEO

                                                  By: /s/Laurel Blanchard
                                                         -------------------
                                                         Laurel Blanchard
                                                         Chief Financial Officer