Form 10QSB
period 2003-12-31
OLD GOAT ENTERPRISES INC
filed 2004-01-20
CIK 1175442

As filed with the Securities and Exchange Commission on January 20, 2004

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended December 31, 2003

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

                 4526 Neville Street Burnaby B.C. Canada V5J 2G8
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code       (604) 435-9071

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class          Name of each exchange on which registered
---------------------------    ----------------------------------------------
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

Number of shares outstanding of the registrant's class of common stock as of January 14, 2004: 35,500,000

Authorized share capital of the registrant: 75,000,000 common shares , par value of $0.001

The Company recorded $nil revenue for the quarter ended December 31, 2003.

                           FORWARD-LOOKING STATEMENTS


THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS PREDICTIONS, PROJECTIONS AND OTHER STATEMENTS ABOUT THE FUTURE THAT ARE INTENDED TO BE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (COLLECTIVELY, "FORWARD-LOOKING STATEMENTS"). FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. A NUMBER OF IMPORTANT FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. IN ASSESSING FORWARD-LOOKING STATEMENTS CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-QSB, READERS ARE URGED TO READ CAREFULLY ALL CAUTIONARY STATEMENTS - INCLUDING THOSE CONTAINED IN OTHER SECTIONS OF THIS QUARTERLY REPORT ON FORM 10-QSB. AMONG SAID RISKS AND UNCERTAINTIES IS THE RISK THAT THE COMPANY WILL NOT SUCCESSFULLY EXECUTE ITS BUSINESS PLAN, THAT ITS MANAGEMENT IS ADEQUATE TO CARRY OUT ITS BUSINESS PLAN AND THAT THERE WILL BE ADEQUATE CAPITAL OR THEY MAY BE UNSUCCESSUFL FOR TECHNICAL, ECONOMIC OR OTHER REASONS.

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

      Statement of Stockholder's Equity........................................6

      Statements of Cash Flows.................................................7

      Notes to the Financial Statements....................................8 - 9

  ITEM 2. MANAGEMENT'S PLAN OF OPERATION.......................................9

  ITEM 3. CONTROLS AND PROCEDURES.............................................12

PART II - OTHER INFORMATION

  ITEM 1. LEGAL PROCEEDINGS...................................................13

  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS...........................13

  ITEM 3. DEFAULTS UPON SENIOR SECURITIES.....................................13

  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................13

  ITEM 5. OTHER INFORMATION...................................................13

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K....................................14

  SIGNATURES..................................................................15

PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

OLD GOAT ENTERPRISES, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

                                                    December 31, 2003   March 31, 2003
                                                      ---------------- ----------------
                                                          (UNAUDITED)
ASSETS

Current Assets
   Cash                                                $         8,630   $        4,264
   Prepaid expenses                                                493                -
                                                      ---------------- ----------------
Total Assets                                           $         9,123   $        4,264
                                                      ================ ================

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                     $         4,731   $            -

                                                      ---------------- ----------------
Total Liabilities                                                4,731                -
                                                      ---------------- ----------------
Stockholders' Equity

  Authorized Common stock:
  75,000,000 shares with a par value of $0.001

  Issued and outstanding:
  35,500,000 and 2,800,000 shares respectively.                 35,500            2,800
  Additional paid-in capital                                    58,500           16,200
  Deficit accumulated during the
  development stage                                            (89,608)         (14,736)
                                                      ---------------- ----------------
     Total Stockholders' Equity                                  4,392            4,264
                                                      ---------------- ----------------
Total Liabilities and Stockholders' Equity             $         9,123   $        4,264
                                                      ================ ================

NATURE OF OPERATIONS (NOTE 1)

ACQUISITION OF ZONE 4 PLAY, INC. (NOTE 6)


The accompanying notes are an integral an integral part of these financial statements

OLD GOAT ENTERPRISES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
(UNAUDITED)

                                                Cumulative amounts from Date   Nine month period
                                                     of Incorporation on        ended December 31
                                                      April 23, 2002 to            (see Note 2)
                                                     December 31, 2003           2003         2002
                                                   --------------------      ---------- ------------
Operating Expenses
   Bank charges                                      $        741             $     620  $        82
   Marketing                                               33,307                33,307            -
   Office and administration                                5,999                 5,734          265
   Organizational costs                                     1,000                     -        1,000
   Professional fees                                       42,644                30,794       10,850
   Website operations and development                       5,917                 4,417        1,500
                                                     ------------            ---------- ------------
Loss Before Other Expenses                                (89,608)              (74,872)     (13,697)

                                                     ------------            ---------- ------------
Net Loss for the Period                                   (89,608)              (74,872)     (13,697)
                                                     ------------            ---------- ------------

Basic and Diluted Loss Per Common Share                         -             $       -  $         -
                                                     ============            ========== ============

Weighted average number of common shares
outstanding adjusted for the 10 for 1 forward
split on September 22, 2003 (Note 4)                   30,150,729            34,709,091   25,944,444
                                                     ============            ========== ============


The accompanying notes are an integral part of these financial statements.

OLD GOAT ENTERPRISES, INC
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)

                                                                               Deficit
                                                                              Accumulated
                                            Common Stock         Additional   During the       Total
                                       Shares         Amount       Paid-in   Development   Stockholders'
                                                                   Capital       Stage         Equity
                                   ------------- ------------- ------------- ------------- -------------
Inception, April 23, 2002                      -   $         -  $          -  $          -             -



Issuance of common stock               2,800,000         2,800        16,200             -        19,000

Net loss for the year                          -             -             -       (14,736)      (14,736)
                                   ------------- ------------- ------------- ------------- -------------

Balance, March 31, 2003                2,800,000         2,800        16,200       (14,736)        4,264

Issuance of common stock                 750,000           750        74,250             -        75,000
(Note 4)
10 for 1 forward split of issued
and outstanding shares                31,950,000        31,950       (31,950)            -             -
(Note 4)

Net loss for the period                        -             -             -       (74,872)      (74,872)
                                   ------------- ------------- ------------- ------------- -------------

Balance, December 31, 2003           35,500,000  $      35,500  $     58,500  $    (89,608) $      4,392
                                   ============= ============= ============= ============= =============


The accompanying notes are an integral part of these financial statements.

OLD GOAT ENTERPRISES, INC
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                               Cumulative Amounts        Nine month period
                                                  From Date of           ended December 31
                                                Incorporation on          (see Note 2)
                                                April 23, 2002 to
                                                December 31, 2003       2003           2002
                                                -----------------  ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss for the Period                          $        (89,608)   $   (74,872)  $   (13,697)
Adjustments to reconcile net loss to net cash
used in operating activities
     Increase in prepaid expenses                            (493)          (493)            -
     Increase in accounts payable                           4,731          4,731             -
                                                -----------------  ------------- -------------

NET CASH USED IN OPERATING ACTIVITIES                     (85,370)       (70,634)      (13,697)
                                                -----------------  ------------- -------------
CASH FLOWS FROM FINANCING ACTIVITES
     Proceeds from issuance of common stock                94,000         75,000        19,000
                                                -----------------  ------------- -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                  94,000         75,000        19,000
                                                -----------------  ------------- -------------

NET INCREASE IN CASH                                        8,630          4,366         5,303

CASH AT BEGINNING OF PERIOD                                     -          4,264             -
                                                -----------------  ------------- -------------
CASH AT END OF PERIOD                            $          8,630   $      8,630  $      5,303
                                                ================= ============== =============


SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS
     Cash paid for income taxes                  $              -   $          -  $          -

     Cash paid for interest                      $              -   $          -  $          -


The accompanying notes are an integral part of these financial statements.

OLD GOAT ENTERPRISES, INC
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2003
(UNAUDITED)

1.   DEVELOPMENT STAGE ENTERPRISES

     The Company was incorporated on April 23, 2002 under the laws of Nevada and is considered a development stage company. It has not yet generated any revenues from operations. The Company is pursuing opportunities in the development of a business as a distributor of specialty personal care products, and on December 18, 2003, announced that it had reached an agreement to acquire 100% of the shares of Zone 4 Play, Inc., in exchange for its shares and subject to certain approvals (See Note 6).

     In the opinion of management, the accompanying financial statements contain all adjustments necessary (consisting only of normal recurring accruals) to present fairly the financial information contained therein. These statements do not include all disclosure required by generally accepted accounting principles in the United States of America and should be read in conjunction with the audited financial statements of the Company for the year ended March 31, 2003. The results of operations for the period ended December 31, 2003 are not necessarily indicative of the results to be expected for the year ending March 31, 2004.

2.   COMPARATIVE RESULTS

     Comparative results for the nine months ended December 31, 2002 are from the date of incorporation on April 23, 2002.

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

                                                        December 31    March 31
                                                             2003        2003
                                                        -----------    --------
     Deficit accumulated during the development stage      (89,608)    (14,736)
     Working capital                                         4,392       4,264


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

6.   ACQUISITION OF ZONE 4 PLAY, INC.

     On December 18, 2003 the company announced that it signed a Share Purchase Agreement (the "Acquisition") to acquire all of the issued and outstanding shares of Zone 4 Play, Inc. ("Zone4Play"), a Delaware based private company with subsidiary operations in Israel and the United Kingdom. According to the terms of the Acquisition, the company agreed to issue 10,426,190 shares of its common stock in exchange for all of the issued shares of Zone4Play on closing. In the event that the Acquisition is completed, the Company's current directors have agreed to surrender 27,950,000 shares of common stock to the company's treasury for cancellation. Subsequent to closing, there will then be 17,976,190 shares of common stock outstanding, of which the Zone4Play shareholders will hold approximately 58%.

     Additionally, should the transaction close, the company's board of directors will be replaced, and the Company's existing President and CEO will stay on to manage and act as the divisional president of the company's existing cosmetic business. Pending shareholder approval, which was obtained by consent resolution on December 22, 2003, and the filing of appropriate documentation with the Securities and Exchange Commission, the closing is expected to occur on February 1, 2004, whereby the Company's name will also change to Zone 4 Play, Inc.

     Zone4Play develops and markets online, cross-platform, gaming software applications for interactive digital TV, mobile telephony, and the Internet. Zone4Play markets its products and services through wireless operators, content providers, and satellite and digital cable operators in the US, UK, The Netherlands, Austria and the Far East.


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

We are in the preliminary stages of creating a business as a retailer of specialty personal care products. These products are designed for the use of consumers who are sensitive to certain chemical additives commonly found in mass produced personal care products. We are planning to ultimately offer two parallel types of products for sale to consumers. The first is a line of specialty products based on the naturally moisturizing properties of goat's milk. This product line may consist of goat's milk soap, goat's milk moisturizing lotions, goat's milk body wash and goat's milk foaming milk bath. The second is an assortment of personal care products that do not contain certain chemical compounds believed to be irritants to the consumers. Ultimately we intend to sell products that will provide customers with alternative products that have been manufactured without certain compounds that may cause irritation for the consumer.

During the second quarter, we completed improvements to our website to provide more specific information about our products and initially attempt to build revenues. We subsequently found that with a lack of significant additional capital for awareness advertising, it was impossible to drive traffic to our website and provide a profitable level of sales. A major supplier of the goats milk product also changed its strategy to aggressively pursue direct retail sales. These circumstances may significantly impact our ability to develop a successful business plan around these products. As an alternative, we undertook initiatives to identify and potentially develop relationships with distributors in middle eastern countries and in other parts of the world. During the second quarter, we started a program to obtain regulatory approval to sell the products in Israel, where goats milk properties are well known. As of the date hereof, this process is ongoing. There can be no assurance that we will be successful in developing a market for these products.

In accordance with our secondary strategy of evaluating other opportunities that would potentially enhance stockholder value and improve our chances in attracting additional capital, we commenced negotiations and concluded an acquisition agreement with Zone 4 Play, Inc., a private Delaware based company. See ITEM 5 and Note 6 to our financial statements for a detailed description of this proposed transaction. Zone4Play was founded in April 2001, and approximately $1,000,000 has been invested in the business since inception. Zone4Play started to generate revenue from its customers in the fourth quarter of 2002. Revenues for fiscal 2003 are expected to be approximately $400,000. It currently employs 18 professionals in software design, client-server applications, graphic layouts and cross-platform deployments.

Zone4Play develops and markets online, cross-platform, gaming software applications for interactive digital TV, mobile telephony, and the Internet. Zone4Play believes its product offers unique flexibility and access for its clients, and may be the only company offering a single user account that enables switching from one network to another (i.e. from wireless mobile to interactive digital TV, and vise versa) with the same virtual balance and user information. It markets its products and services through wireless operators, content providers, and satellite and digital cable operators in the US, UK, The Netherlands, Austria and the Far East.

We believe the combination of a unique and growing product, a growing revenue base to date and management expertise within the company will provide value to our stockholders.

In order to continue with our existing business plan and that of Zone 4 Play's should the acquisition close, we require additional equity or debt funding immediately. Our current working capital position is less than $5,000. There can be no assurance we will be successful in obtaining additional financing on favorable terms, if at all. We have limited funds to maintain our own ongoing expenses. Without an infusion of new capital, we will not be able to maintain current operations beyond these periods.

Management Discussion and Analysis

The following discussion of the plan of operation, financial condition, results of operations, cash flows and changes in financial position of our Company should be read in conjunction with our most recent financial statements and notes appearing elsewhere in this Form 10-QSB; and our 10-KSB for March 31, 2003.

At December 31, 2003, we had working capital of $4,392, compared to working capital of $4,264 at March 31, 2003.

At December 31, 2003, our total assets consisted of $8,630 of cash and $493 of prepaid expenses. This compares with total assets at March 31, 2003 consisting solely of cash of $4,264.

At December 31, 2003, our total current liabilities increased to $4,731 from $nil at March 31, 2003, for accounts payable.

We have not had revenues from inception. Although there may be insufficient capital to execute our business plan, we expect to survive with funding from sales of securities and, as necessary or from shareholder loans. Should we complete the acquisition of Zone 4 Play on terms described herein, we will generate revenues from the sale of licensed software and service fees, as we build our retail cosmetic business.

Unless we complete the acquisition of Zone 4 Play, we do not anticipate making any major purchases of capital assets in the next 12 months, or conducting any research and development directly. Our current corporate employee count is only likely to change if we can raise additional capital, and open a retail operation.

If we complete the Zone 4 Play transaction, we will conduct research and development of software products directly and will likely need to purchase additional capital assets. We will be able to quantify these expenditures subsequent to closing. Our employee count will also change by the assumption of the Zone 4 Play employees, which currently number 18 persons.

Results of Operations

Our company posted losses of $74,872 for the nine months ended December 31, 2003, compared with the losses of $13,697 for the comparable period in 2002. From inception to December 31, 2003 we incurred losses of $89,608. The principal component of losses for the nine month period ended December 31, 2003 was marketing expenses of $33,307, professional fees of $30,794 and $4,417 for website development. The balance was incurred for administrative expenses. Our marketing expenses include costs for the review, selection and negotiation with potential distributors and for samples provided to potential distributors.

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

See ITEM 4 and 5, for a proposed change in our common shares, which will result from the closing of the proposed acquisition of Zone 4 Play, Inc., should it occur.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

As of December 22, 2003, we obtained written consent from 35 registered stockholders, holding 33,270,000 or 93.71% of our outstanding 35,500,000 common shares, approving (i) an acquisition by our Company of 100% of the issued and outstanding common shares of Zone 4 Play, Inc., a Delaware corporation, in exchange for 10,426,190 shares of the Company's common stock, and (ii) an amendment to our Company's Articles of Incorporation changing the name of the Company to "Zone 4 Play, Inc."

Under Section 78.320 of the corporate law of the State of Nevada, action by stockholders may be taken without a meeting, without prior notice, by written consent of the holders of outstanding stock having at least a majority of the voting power that would be necessary to authorize the action at a meeting.

See ITEM 5 for a further description of the Zone 4 Play acquisition.


ITEM 5. OTHER INFORMATON

On December 18, 2003 our Board of Directors unanimously approved the acquisition of Zone 4 Play, Inc. ("Zone 4 Play") and a company name change to Zone 4 Play, Inc., pursuant to a Share Purchase Agreement (the "Acquisition") to acquire all of the issued and outstanding shares of Zone 4 Play, a Delaware based private company with subsidiary operations in Israel and the United Kingdom. According to the terms of the Acquisition, we agreed to issue 10,426,190 shares of its common stock in exchange for all of the issued shares of Zone4Play on closing.

In the event that the Acquisition is closed, the Company's current directors have also agreed to surrender 27,950,000 shares of common stock to our treasury for cancellation. Subsequent to closing, there will then be 17,976,190 shares of common stock outstanding, of which the Zone4Play shareholders will hold approximately 58%.

Additionally, should the transaction close, the company's board of directors will be replaced, and the Company's existing President and CEO will stay on to manage and act as the divisional president of the company's existing cosmetic business.

Pending  shareholder  approval,  which was obtained as of December 22, 2003 (See
ITEM 4) and the filing of appropriate documentation with the Securities and Exchange Commission, the closing is expected to occur on February 1, 2004, whereby the Company's name will also change to Zone 4 Play, Inc.

Zone4Play was founded in April 2001, and approximately $1,000,000 has been invested in the business since inception. Zone4Play started to generate revenue from its customers in the fourth quarter of 2002. Revenues for fiscal 2003 are expected to be approximately $400,000. It currently employs 18 professionals in software design, client-server applications, graphic layouts and cross-platform deployments.

Zone4Play develops and markets online, cross-platform, gaming software applications for interactive digital TV, mobile telephony, and the Internet. Zone4Play believes its product offers unique flexibility and access for its clients, and may be the only company offering a single user account that enables switching from one network to another (i.e. from wireless mobile to interactive digital TV, and vise versa) with the same virtual balance and user information.

Zone4Play markets its products and services through wireless operators, content providers, and satellite and digital cable operators in the US, UK, The Netherlands, Austria and the Far East.


Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Pursuant to Rule 601 of Regulation SB, the following exhibits are included herein or incorporated by reference.

     Exhibit
     Number      Description
     -------     -----------

     3.1         Articles of Incorporation*
     3.2         By-laws*
     10.1        Form of Subscription Agreement*
     10.2        2003 Employees/Consultants Stock Compensation Plan**
     10.3        Share Purchase Agreement with Zone 4 Play, Inc.

* Incorporated by reference to our SB2 Registration Statement Amendment 4 filed on December 24, 2002, SEC File Number 333-91356.

** Incorporated by reference to our quarterly report 10QSB for September 30, 2003.

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


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 20th day of January, 2004. OLD GOAT ENTERPRISES INC.


Date: January 20, 2004                            By: /s/ Lois Meisinger
                                                  -------------------
                                                          Lois Meisinger
                                                          President/CEO

                                                  By: /s/Laurel Blanchard
                                                  ---------------------
                                                         Laurel Blanchard
                                                         Chief Financial Officer