Form 10QSB
period 2004-03-31
ZONE 4 PLAY INC
filed 2004-05-18
CIK 1175442

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

|_| QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2004

|X|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

          For the transition period from Jan. 1, 2004 to March 31, 2004

                       Commission file number           333-91356
                                              ----------------------------------

                                 ZONE 4 PLAY, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                Nevada                                  98-0374121
-----------------------------------------   ------------------------------------
  (State or other jurisdiction of            (IRS Employer Identification No.)
     incorporation or organization)


                      103 Foulk Road, Wilmington, DE 19803
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (302)-691-6177
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

                          Former fiscal year: March 31
--------------------------------------------------------------------------------
              (Former name, former address, and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 10, 2004, the issuer had 19,517,789 outstanding shares of Common Stock.

--------------------------------------------------------------------------------
Transitional Small Business Disclosure Format (Check One): Yes |_| No |X|
--------------------------------------------------------------------------------

                                TABLE OF CONTENTS


                                                                        Page No.
                                                                        --------
PART I.  FINANCIAL INFORMATION

      Item 1.Financial Statements                                              1

      Item 2.Management's Discussion and Analysis or Plan of Operation         9

      Item 3.Controls and Procedures                                          13

PART II. OTHER INFORMATION

      Item 1.Legal Proceedings                                                13

      Item 2.Changes in Securities                                            13

      Item 3.Defaults upon Senior Securities                                  14

      Item 4.Submission of Matters to Vote of Security Holders                14

      Item 5.Other Information                                                14

      Item 6.Exhibits and Reports on Form 8-K                                 14

SIGNATURES                                                                    15

                                 ZONE4PLAY INC.
                              AND ITS SUBSIDIARIES
                          (A development stage company)


                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS


                              AS OF MARCH 31, 2004


                                 IN U.S. DOLLARS

                                    UNAUDITED


                                      INDEX


                                                                       Page
                                                                       ----

Consolidated Balance Sheet                                             2 - 3

Consolidated Statements of Operations                                    4

Consolidated Statements of Cash Flows                                    5

Notes to Consolidated Financial Statements                             6 - 8


                               - - - - - - - - - -

                                             ZONE4PLAY INC. AND ITS SUBSIDIARIES
                                                   (A development stage company)
CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------
U.S. dollars

                                                        March 31,
                                                          2004
                                                      -------------
                                                        Unaudited
                                                      -------------
    ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                            $  364,324
   Trade receivables                                       122,242
   Other accounts receivable and prepaid expenses            7,125
                                                      -------------

Total current assets                                       493,691
                                                      -------------

SEVERANCE PAY FUND                                          37,521
                                                      -------------

PROPERTY AND EQUIPMENT, NET                                 86,161
                                                      -------------

Total assets                                            $  617,373
                                                      =============


The accompanying notes are an integral part of the consolidated financial statements.

                                             ZONE4PLAY INC. AND ITS SUBSIDIARIES
                                                   (A development stage company)
CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------
U.S. dollars


                                                               March 31,
                                                                 2004
                                                             -------------
                                                               Unaudited
                                                             -------------
    LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES:
   Short-term bank credit                                     $    13,694
   Short-term loans from stockholders and others                   61,199
   Trade payables                                                  71,367
   Employees and payroll accruals                                 166,395
   Advance payments from customers                                 79,000
   Accrued expenses and other liabilities                          87,748
                                                             -------------

 Total current liabilities                                        479,403
                                                             -------------

 ACCRUED SEVERANCE PAY                                            106,950
                                                             -------------

 COMMITMENTS AND CONTINGENT LIABILITIES

 STOCKHOLDERS' EQUITY:
   Common stock of $ 0.001 par value:
    Authorized: 75,000,000 shares as of March 31, 2004;
    Issued and outstanding:
    17,976,190 shares as of March 31, 2004                         17,976
   Receipts on account of Common stock                            997,797
   Deficit accumulated during the development stage              (984,753)
                                                             -------------

 Total stockholders' equity                                        31,020
                                                             -------------

                                                              $   617,373
                                                             =============


The accompanying notes are an integral part of the consolidated financial statements.

                                             ZONE4PLAY INC. AND ITS SUBSIDIARIES
                                                   (A development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
U.S. dollars (except share data)

                                                                                          Period from
                                                                                          April 2001
                                                                                         (commencement
                                                                                        of operations)
                                                                Three months ended          through
                                                                    March 31,              March 31,
                                                            --------------------------
                                                                2004          2003           2004
                                                            ------------  ------------ ----------------

 Revenues:
   Software applications                                     $  99,280     $   3,329     $  338,184
   Sale of software applications to related party              196,000       239,399        704,340
                                                            ------------  ------------ ----------------

 Total revenues                                                295,280       242,728      1,042,524
 Cost of revenues                                               94,324       108,614        386,420
                                                            ------------  ------------ ----------------

 Gross profit                                                  200,956       134,114        656,104
                                                            ------------  ------------ ----------------

 Operating expenses:
   Research and development                                    128,196        51,258      1,141,029
   Selling and marketing                                        45,995        17,491        250,725
   General and administrative                                   62,489        46,048        192,695
                                                            ------------  ------------ ----------------

 Total operating expenses                                      236,680       114,797      1,584,449
                                                            ------------  ------------ ----------------

 Operating income (loss)                                       (35,724)       19,317       (928,345)
 Financial income (expenses), net                                1,312         1,099        (42,833)
                                                            ------------  ------------ ----------------

 Net income (loss)                                           $ (34,412)    $  20,416    $  (971,178)
                                                            ============  ============ ================

 Basic and diluted net income (loss) per share               $  (0.003)    $     204    $     (0.08)
                                                            ============  ============ ================

 Weighted average number of shares of Common stock used
   in computing basic and diluted net loss per share        11,784,391           100     11,784,391
                                                            ============  ============ ================

The accompanying notes are an integral part of the consolidated financial statements.

                                             ZONE4PLAY INC. AND ITS SUBSIDIARIES
                                                   (A development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
U.S. dollars

                                                                                       Period from
                                                                                        April 2001
                                                          Three months ended         (commencement
                                                              March 31,               of operations)
                                                      ---------------------------        through
                                                            2004          2003        March 31, 2004
                                                      -------------- -------------  -----------------

 Cash flows from operating activities:
   Net income (loss)                                   $  (34,412)    $  20,416        $  (971,178)
   Adjustments required to reconcile net income
    (loss) to net cash provided by (used in)
    operating activities:
    Depreciation                                            7,037         5,199             35,069
    Loss from sale of property                                  -         1,702              1,702
    Decrease (increase) in accounts receivable and
      prepaid expenses                                    (72,173)       10,189           (128,513)
    Increase (decrease) in trade payables                  (6,180)      (47,726)            71,367
    Increase in employees and payroll accruals              4,508        34,497            166,395
    Increase in accrued expenses and other
      liabilities                                          60,923         2,364             87,748
    Increase (decrease) in advance payment from
      customer                                           (164,500)            -             79,000
    Accrued severance pay, net                              1,653        11,188             69,430
                                                      -------------- -------------  -----------------

 Net cash provided by (used in) operating activities     (203,144)       37,829           (588,980)
                                                      -------------- -------------  -----------------

 Cash flows from investing activities:
   Purchase of property and equipment                     (37,502)       (8,264)          (122,932)
                                                      -------------- -------------  -----------------

 Net cash used in investing activities                    (37,502)       (8,264)          (122,932)
                                                      -------------- -------------  -----------------

 Cash flows from financing activities:
   Issuance of shares in respect of reverse
     acquisition (1)                                        3,546             -              3,546
   Receipts on account of Common stock                    997,797             -            997,797
   Short-term bank credit, net                            (23,159)      (12,231)            13,694
   Receipt of short-term loans from stockholders
     and others                                            50,000             -            534,295
   Proceeds from short-term loans from stockholders
     and others                                          (473,096)      (17,361)          (473,096)
                                                      -------------- -------------  -----------------

 Net cash provided by (used in) financing activities      555,088       (29,592)         1,076,236
                                                      -------------- -------------  -----------------

 Increase (decrease) in cash and cash equivalents         314,442           (27)           364,324
 Cash and cash equivalents at the beginning of the
   period                                                  49,882           816                  -
                                                      -------------- -------------  -----------------

 Cash and cash equivalents at the end of the period    $  364,324        $  789         $  364,324
                                                      ============== =============  =================

 Supplemental disclosure of cash flows information:  Cash paid during the period for:
   Interest                                            $      563        $  711         $    8,974
                                                      ============== =============  =================

 Supplemental disclosure of non-cash activities:
   Issuance of Common stock                            $        -        $    -         $       10
                                                      ============== =============  =================

(1) On February 1, 2004, the Company was acquired by Zone4Play Inc. (Nevada) through a reverse purchase acquisition (see Note 1b).

      Working capital excluding cash and cash          $     (845)
        equivalent (unaudited)
      Equity                                                4,391
                                                      --------------

                                                       $    3,546
                                                      ==============

*)    Represents an amount lower than $ 1.

The accompanying notes are an integral part of the consolidated financial statements.

                                             ZONE4PLAY INC. AND ITS SUBSIDIARIES
                                                   (A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. dollars


NOTE 1:- GENERAL

      a. Zone4Play Inc. ("the Company") was incorporated under the laws of the State of Delaware on April 2, 2001. The Company develops and markets interactive games applications for Internet, portable devices and interactive TV platforms.

            The Company conducts its operations and business with and through its wholly-owned subsidiaries, Zone4Play Limited, an Israeli corporation incorporated in July 2001, which is engaged in research and development and marketing of the applications, Zone4Play (UK) Limited, a United Kingdom corporation, incorporated in November 2002, which is engaged in marketing of the applications.

            The Company generates revenues from sale of software applications.

            The Company signed an agreement with its wholly-owned subsidiary, Zone4Play Limited, according to which the subsidiary provides research and development services, as a subcontractor, to the Company, based on a fee of cost plus 8%.

      b. On February 1, 2004, the Company was acquired by Old Goat Enterprises, Inc. ("Old Goat"), through a reverse purchase acquisition. Old Goat is a publicly traded company subject to the reporting requirements set forth in Section 12 of the Securities and Exchange Act of 1934. As a result of the transaction between the Company and Old Goat, Old Goat changed its name to Zone4Play, Inc. ("Zone4Play (Nevada)").

            Zone4Play Inc. (Nevada) shares are currently traded on the OTC Bulletin Board under the trading symbol "ZFPI.OB."

            The acquisition has been accounted for as a reverse acquisition, whereby Zone4Play Inc. (Nevada) was treated as the acquiree and the Company as the acquirer, primarily because the Company's shareholders owned a majority, approximately 58% of Zone4Play Inc.'s (Nevada) Common stock, upon completion of the acquisition.

      c. On February 6, 2004, Zone4Play Inc. (Nevada), filed a Current Report on Form 8-K with the Securities and Exchange Commission reporting the acquisition of the Company with Zone4Play Inc. (Nevada). As described in the Current Report, for accounting purposes, the acquisition was accounted for as a reverse acquisition, with the Company as the acquirer. The historical financial statements of Zone4Play Inc. (Nevada), became the historical financial statements of the Company, and the assets and liabilities of Zone4Play Inc. (Nevada) are accounted for as required under the purchase method of accounting. Results of operations of Zone4Play Inc. (Nevada) are included in the financial statements from February 1, 2004, the effective date of the acquisition.

                                             ZONE4PLAY INC. AND ITS SUBSIDIARIES
                                                   (A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. dollars

NOTE 1:- GENERAL (Cont.)

      d. The Company and its subsidiaries are devoting substantially all of their efforts toward conducting research, development and marketing of their software. The Company's and its subsidiaries' activities also include raising capital and recruiting personnel. In the course of such activities, the Company and its subsidiaries have sustained operating losses and expect such losses to continue in the foreseeable future. The Company and its subsidiaries have not generated sufficient revenues and have not achieved profitable operations or positive cash flow from operations. The Company's accumulated deficit aggregated to $ 984,753 as of March 31, 2004. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis.

            The Company plans to continue to finance its operations with a combination of stock issuance and private placements and revenues from product sales.

      e.    Concentration  of risk  that may have a  significant  impact  on the
            Company:

            The Company derived all of its revenues from two major customers (see Note 3b).


NOTE 2:- BASIS OF PRESENTATION

      The accompanying interim consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States and the rules and regulations of the Securities and Exchange Commission, and include the accounts of the Company and its subsidiaries. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position at March 31, 2004 and the operating results and cash flows for the three months ended March 31, 2004 and 2003.

      The results of operations for the three months ended March 31, 2004 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2004.


NOTE 3:- SEGMENTS, CUSTOMERS AND GEOGRAPHIC INFORMATION

      Summary information about geographic areas:

      The Company manages its business on the basis of one reportable segment (see Note 1 for a brief description of the Company's business) and follows the requirements of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information".

                                             ZONE4PLAY INC. AND ITS SUBSIDIARIES
                                                   (A development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. dollars

NOTE 3:- SEGMENTS, CUSTOMERS AND GEOGRAPHIC INFORMATION (Cont.)

      a. The following is a summary of operations within geographic areas, based on the location of the customers:

                                                 Period ended March 31,
                                             -------------------------------
                                                  2004            2003
                                             --------------- ---------------
                                                     Total revenues
                                             -------------------------------

            England                           $    288,405    $          -
            Israel                                     952               -
            Cyprus                                       -         239,399
            Holland                                  3,376               -
            Others                                   2,548               -
                                             --------------- ---------------

                                              $    295,281    $    239,399
                                             =============== ===============

      b.    Major customer data as a percentage of total revenues:

                                                  2004            2003
                                             --------------- ---------------

            Customer A                                   -             100%
                                             =============== ===============
            Customer B                                  27%              -
                                             =============== ===============
            Customer C                                  66%              -
                                             =============== ===============


NOTE 4:- SUBSEQUENT EVENTS

      a. In April 2004, Zone4Play Inc. (Nevada) completed a $ 1.2 million private placement, consisting of 1,500,000 shares of its Common stock of $ 0.001 par value and two warrants to purchase one share of common stock each. One warrant is exercisable for 24 months at a price of $1.85 per share and one warrant is exercisable for 36 months at a price of $2.50 per share. The purchase price for each common stock and two warrants was $ 0.80. The privet placement agreement was signed with a group of institutional and individual investors. In March 2004, the Company received approximately $ 1 million out of the $ 1.2 million. This amount was recorded as receipts on account of Common Stock.

      b. In April 2004, the Company issued 44,348 shares to a service provider, regarding its service agreements.


                               - - - - - - - - - -

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms, or other comparable terminology. These statements are only predictions. Actual events or results may differ materially from those in the forward-looking statements as a result of various important factors. Although we believe that the expectations reflected in the forward-looking statements are reasonable, such should not be regarded as a representation by the Company, or any other person, that such forward-looking statements will be achieved. The business and operations of the Company are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this report.

We undertake no duty to update any of the forward-looking statements, whether as a result of new information, future events or otherwise. Readers are cautioned not to place undue reliance on the forward-looking statements contained in this report.

OVERVIEW

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. You should read the following discussion of our financial condition and results of operations together with the unaudited financial statements and the notes to unaudited financial statements included elsewhere in this filing prepared in accordance with accounting principles generally accepted in the United States. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those anticipated in these forward-looking statements.

COMPANY HISTORY

Zone4Play, Inc. (hereinafter referred to as "Zone4Play", "the Company", "us" or "we") is a corporation duly organized under the laws of the State of Nevada on April 23, 2002, as Old Goat Enterprises, Inc. ("Old Goat"). On February 1, 2004, the Company acquired Zone4Play, Inc., a Delaware corporation ("Zone4Play Delaware"), through a reverse purchase acquisition. The acquisition has been accounted for as a reverse acquisition, whereby Old Goat was treated as the acquiree and the Zone4play Delaware as the acquiror. The historical financial statements of Zone4play Delaware became the historical financial statements of the Company, and the assets and liabilities of Old Goat are accounted for as required under the purchase method of accounting. The results of operations of Old Goat are included in the financial statements from February 1, 2004, the effective date of the acquisition. The Company conducts its operations and business with and through Zone4Play Delaware's wholly-owned subsidiaries, Zone4Play Limited, an Israeli Corporation incorporated in July 2001, and Zone4Play (UK) Limited, a United Kingdom corporation incorporated in November 2002. The Company's shares are currently traded on the OTC Bulletin Board under the trading symbol "ZFPI."

COMPANY BUSINESS

Zone4Play is a U.S.-based company with an R&D center in Israel and operations in the U.K. Zone4Play aims to become a worldwide brand in online cross-platform betting and gaming applications. In parallel, it plans to maintain its dominant position and aggressively expand its market share in the interactive Digital TV
(iTV), Mobile gaming applications, and internet betting portals.

Zone4Play employs unique end-to-end technology and industry know-how, offering Media Service Operators (MSO's) unmatched cross-platform flexibility and access possibilities for their clients. Zone4Play is the only company offering a single user account that enables switching from one network to another (i.e., from mobile to iTV and vice versa) with the same virtual balance and the same user information.

The Company currently employs 24 professionals in software design, client-server applications, graphic layouts and cross-platform deployments.

Zone4Play has demonstrated its technological and marketing strength by signing contracts with premium cellular operators, content providers, Satellite and Digital cable operators which have already begun to generate a growing stream of revenues. A number of existing customers have already expressed their high satisfaction by placing orders for additional applications.

ZONE4PLAY'S CUSTOMERS INCLUDE: AVAGO TV (Sky UK), NTL (UK), Telewest (UK), UPC iTV (Austria & Holland), Orange (Israel), O2 (UK), Hutchison (China), YES Satellite (Israel), and others.

The Company  intends to invest  additional  efforts in broadening  its marketing
efforts  and  customer  service  operations,   and  penetrate   aggressively  to
additional markets.

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2003, the SEC issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition," ("SAB No. 104") which revises or rescinds certain sections of SAB No. 101, "Revenue Recognition," in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have a material effect on the Company's consolidated results of operations, consolidated financial position or consolidated cash flows.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our unaudited financial statements and accompanying notes have been prepared in conformity with generally accepted accounting principles in the United States of America for interim financial statements. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financials.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

REVENUES

Revenues for the three months ended March 31, 2004 increased by 22% to $295,280 from $242,728 for the three months ended March 31, 2003. Revenues from Software applications for the three Months ended March 31, 2004 increased dramatically by 2,882% to $99,280, from $3,329 for the three months ended March 31, 2003. Software application sales decreased by 18% to $196,000 compared to $239,399 in the same period in 2003. The increase in the software applications was enabled by new contracts, mainly in the UK.

RESEARCH AND DEVELOPMENT

Research and development expenses for the three months ended March 31, 2004 increased by 150% to $128,196 from $51,258 for the three months ended March 31, 2003. The increase was primarily attributable to an increase in employee recruiting during 2003 and expenses allocated to sales of software.

SALES AND MARKETING

Sales and Marketing expenses for the three months ended March 31, 2004 increased by 163% to $45,995 from $17,491 for the three months ended March 31, 2003. In 2004, the Company increased its marketing efforts mainly in the UK using its Israeli marketing team. Sales and marketing expenses consist mainly of labor costs and travel expenses in the UK and the US.

GENERAL AND ADMINISTRATIVE

General and administrative expenses for the three months ended March 31, 2004 increased by 36% to $62,489 from $46,048 for the three months ended March 31, 2003. The increase is primarily attributable to the recruitment of employees and an increase in the Company's legal expenses.

CASH

As of March 31, 2004, cash increased to 364,324 from $789 for the three months ended March 31, 2003. The increase was primarily attributable to the Company's private placement, which is described more fully below in Part II of this report under Item 2. Changes in Securities. An additional $200,000 was received from the private placement after the date of the financial statements included in this report.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 31, 2004, we incurred a net loss of $34,412, as compared to net income of 20,416 during the three months ended March 31, 2003.

On April 1, 2004, we closed a private placement for gross proceeds of $1,200,000 through the issuance of an aggregate amount 1,500,000 Units, with each Unit consisting of one share of common stock and two warrants to purchase one share of common stock each (see note 4(a) of the financial statements).

We believe that we have sufficient funds to operate for the next 12 months, with additional funds anticipated from the performance of agreements that we have entered with our current customers, and from future contracts that we expect to execute in the near future. Nonetheless, the Company intends to raise additional funds in order to broaden its financial strength and liquidity. The Company's cash and cash equivalents were $364,324 as of March 31, 2004, and an additional $200,000 was received after the date of the financial statements contained in this report in connection with the private placement (see note 4(a) of the financial statements).

OUTLOOK

We believe that our future success will depend upon our ability to enhance our existing products and systems and introduce new commercially viable products and systems addressing the demands of the evolving markets. As part of the product development process, we work closely with current and potential customers, distribution channels and leaders in our industry segments to identify market needs and define appropriate product specifications. The Company's current anticipated levels of revenue and cash flow are subject to many uncertainties and cannot be assured. In order to have sufficient cash to meet our anticipated requirements for the next twelve months, the Company may be dependent upon its ability to obtain additional financing. The inability to generate sufficient cash from operations or to obtain the required additional funds could require the Company to curtail operations.

FACTORS WHICH MAY AFFECT FUTURE RESULTS

In evaluating our business, prospective investors and shareholders should carefully consider the following risks factors, any of which could have a material adverse impact on our business, operating results and financial condition and result in a complete loss of your investment.

FAILURE TO PROPERLY MANAGE GROWTH AND EXPANSION COULD ADVERSELY AFFECT THE COMPANY'S BUSINESS AND SHAREHOLDER'S EQUITY

The Company anticipates future internal growth and expansion. Such growth will increase the demands on the Company's management, operating systems and internal controls. Consequently, the Company's existing management resources and operational, financial, human and management information systems and controls may be inadequate to support its future operations. The Company cannot be sure that it will be able to manage the Company's growth successfully. As a result of these concerns, the Company also cannot be sure that it will be able to grow, or, if it does grow, at what growth rate.

NO PRESENT INTENTION TO PAY DIVIDENDS

The Company has never paid dividends or made other cash distributions on its common stock, and does not expect to declare or pay any dividends in the foreseeable future. The Company intends to retain future earnings, if any, for working capital and to finance current operations and expansion of its business.

SUBSTANTIAL COMPETITION

The gaming industry is highly competitive, fragmented and subject to rapid change. There are numerous other companies that provide these services, a number of which are as large or larger than the Company on a national or regional basis and thousands of which are small, independent and serve local populations. Certain of these competitors operate in several of the Company's existing or target markets, and others may choose to enter those markets in the future. The majority of the Company's competition is made up of smaller regional or local operators with a strong presence in their respective local markets. As a result of these factors, the Company may in the future lose customers or have difficulty acquiring new customers, or the Company may consider acquiring these smaller competitors.

DEPENDENCE ON KEY PERSONNEL

The success of the Company is largely dependent on the efforts and active participation of the current management. The loss of the services of any of these individuals could be detrimental to the Company as there is no assurance that the Company could replace them at affordable compensation levels. The Company currently has no employment agreements with these individuals.

POSSIBLE RULE 144 SALES

There are presently 19,517,789 shares of common stock and no shares of preferred stock issued and outstanding. All of the issued and outstanding shares, except 7,500,000 common shares offered under a SB-2 Registration Statement effective December 24, 2002, are deemed "restricted securities" under Rule 144 of the Securities Act of 1933. Rule 144 prescribes the manner of sale of restricted shares. Unless registered pursuant to the Securities Act, under Rule 144, limited sales of "Restricted Securities" may be made by the holders thereof after a minimum of one (1) year has elapsed between the date of acquisition and resale. Sales may be made only in ordinary broker transactions, but only if information about the Company has been published through one of several SEC approved reporting means. No more than 1% of the Company's outstanding Common Stock may be sold by the owner every three months until the restriction is lifted, and all such sales must be preceded by a Notice of Sale filed with the SEC. The possibility that substantial amounts of "restricted securities" may be sold in the public market after the one-year holding period may adversely affect prevailing market prices, if any shall then exist, for the Common Stock. This could impair the Company's ability to raise additional capital through the sale of its equity securities.

PENNY STOCK REGULATION.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in "penny stocks." Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which specifies information about penny stocks and the nature and significance of risks of the penny stock market. A broker-dealer must also provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer, and our sales person in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for stock that becomes subject to those penny stock rules. If any of our securities become subject to the penny stock rules, holders of those securities may have difficulty selling those securities.

ITEM 3.  CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, Zone4Play conducted an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer; of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, Zone4Play's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There was no significant change in Zone4Play's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES

On April 1, 2004, we sold to accredited investors an aggregate of 1,500,000 Units, with each Unit consisting of one share of common stock and two warrants to purchase one share of common stock each. One warrant is exercisable for 24 months at a price of $1.85 per share and one warrant is exercisable for 36 months at a price of $2.50 per share. The purchase price for each Unit was $.80, with the total aggregate offering price equal to $1,200,000. The issuance of the shares and the warrants was exempt from registration requirements of the Securities Act of 1933 pursuant to Regulation S and/or Section 4(2) of such Securities Act and Regulation D promulgated thereunder based upon the representations of each of the Investors that it was an "accredited investor" (as defined under Rule 501 of Regulation D) and that it was purchasing such securities without a present view toward a distribution of the securities. In addition, there was no general advertisement conducted in connection with the sale of the securities. The offerings and sales were made to accredited investors and transfer was restricted in accordance with the requirements of the Securities Act of 1933.

On April 2004 the company issued 44,348 shares to a service provider regarding its service agreement.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         On May 2, 2004, the Company retained Idan Miller as Executive Vice President.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

      Exhibit No.       Description of Exhibit
      -----------       ----------------------

      2.1 Stock Purchase Agreement by and among Old Goat Enterprises, Inc., a Nevada corporation, Zone 4 Play, Inc., a Delaware corporation, and Shimon Citron, Pini Gershon, Yariv Citron, Natan Lerer, Dov Berger, Nachman Berger, Eyal Leshem, Akiva fratkin, Sayex Trading Company 1982, Ltd., an Israeli corporation, Azriel Zolti, Roni Shatan, Sachin Mehta, Giora Grinberg, Shachar Schalka, Gil Levy, Erez Lahav, Ira Vinitzki, Haim Tabak, Avi Abramovich, Ehud Zadokya, Rivka Shmuely, Abramovich Trust Company, an Israeli corporation, and Leah Baruch. (1)

      3.1               Articles of Incorporation (2)
      3.2               Certificate  of Amendment  to Articles of  Incorporation
                        (3)
      3.2               By-Laws (2)
      31.1 Certification by Shimon Citron, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
      31.2 Certification by Uri Levy, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
      32.1 Certification by Shimon Citron, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
      32.2 Certification by Uri Levy, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
_______________________________

      (1) Incorporated by reference to the Company's Form 8-K/A filed with the Securities and Exchange Commission on April 5, 2004.
      (2) Incorporated by reference to the Company's Registration Statement on SB-2 filed with the Securities and Exchange Commission on June 27, 2002.
      (3) Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on February 6, 2004.

(b)   Reports on Form 8-K:

On February 6, 2004, Zone4Play filed a Form 8-K reporting: (i) under Item 4, the appointment of Ernst & Young, Israel, as its new principal independent accountant; (ii) under Item 5, the purchase of 100% of the common stock of Zone 4 Play, Inc., a Delaware corporation; and (iii) under Item 6, the resignation of Jean Blanchard, Laurel Blanchard and Dennis Cox as directors of the Company.


On March 31, 2004, Zone4Play filed a Form 8-K reporting under Item 8 a change in the Company's fiscal year end from March 31 to December 31.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


                                           ZONE 4 PLAY, INC.


DATED:   May 17, 2004                      BY:    /s/ Shimon Citron
                                                  -----------------------------
                                                  Shimon Citron
                                                  President and Chief Executive
                                                  Officer


DATED:   May 17, 2004                      BY:    /s/ Uri Levy
                                                  -----------------------------
                                                  Uri Levy
                                                  Chief Financial Officer