Form 10QSB
period 2004-06-30
ZONE 4 PLAY INC
filed 2004-08-16
CIK 1175442

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the Quarterly Period Ended             June 30, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                 For the transition period from ______________ to ______________

                                       Commission file number         333-91356

                                ZONE 4 PLAY, INC.
        (Exact name of small business issuer as specified in its charter)

              Nevada                                           98-0374121
  (State or other  jurisdiction                               (IRS Employer
of incorporation  or  organization)                         Identification No.)



                      103 Foulk Road, Wilmington, DE 19803
                    (Address of principal executive offices)

                                 (302)-691-6177
                           (Issuer's telephone number)

                                       N/A
              (Former name, former address, and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 15 2004, the issuer had 19,517,789 outstanding shares of Common Stock.

Transitional Small Business Disclosure Format (Check One):  Yes [ ]     No [X]

                                TABLE OF CONTENTS


                                                                        Page No.

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements                                        1

         Item 2.  Management's Discussion and Analysis or Plan of Operation  10

         Item 3.  Controls and Procedures                                    14

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                          15

         Item 2.  Changes in Securities                                      15

         Item 3.  Defaults upon Senior Securities                            15

         Item 4.  Submission of Matters to Vote of Security Holders          15

         Item 5.  Other Information                                          15

         Item 6.  Exhibits and Reports on Form 8-K                           15

Signatures                                                                   17

                                 ZONE4PLAY INC.
                              AND ITS SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)


                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS


                               AS OF JUNE 30, 2004


                                 IN U.S. DOLLARS

                                    UNAUDITED



                                      INDEX




                                                                   PAGE

CONSOLIDATED BALANCE SHEET                                        2 - 3

CONSOLIDATED STATEMENTS OF OPERATIONS                               4

CONSOLIDATED STATEMENTS OF CASH FLOWS                               5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                        6 - 8





                              - - - - - - - - - - -

                                            ZONE4PLAY INC. AND ITS SUBSIDIARIES
                                                  (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
-------------------------------------------------------------------------------
U.S. DOLLARS


                                                   JUNE 30,
                                                     2004
                                               ----------------
                                                  UNAUDITED
                                               ----------------
     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                        $235,604
  Trade receivables                                 102,888
  Other accounts receivable and prepaid expenses     28,105
                                                   --------

Total current assets                                366,597
                                                   --------

SEVERANCE PAY FUND                                   47,203
                                                   --------

PROPERTY AND EQUIPMENT, NET                          91,885
                                                   --------

Total assets                                       $505,685
                                                   ========




The accompanying notes are an integral part of the consolidated financial statements.

                                            ZONE4PLAY INC. AND ITS SUBSIDIARIES
                                                  (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
-------------------------------------------------------------------------------
U.S. DOLLARS


                                                                JUNE 30,
                                                                  2004
                                                            ----------------
                                                               UNAUDITED
                                                            ----------------
    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
  Short-term bank credit                                        $    15,507
  Short-term loans from stockholders and others                       3,997
  Trade payables                                                     95,667
  Employees and payroll accruals                                    193,793
  Accrued expenses and other liabilities                            103,792
                                                                -----------

Total current liabilities                                           412,756
                                                                -----------

ACCRUED SEVERANCE PAY                                               152,575
                                                                -----------

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' DEFICIENCY : Common stock of $ 0.001 par value:
    Authorized: 75,000,000 shares as of June 30, 2004; Issued
    and outstanding: 19,517,789 shares as of  June 30, 2004          19,518
  Additional paid in capital                                      1,236,169
  Deficit accumulated during the development stage               (1,315,333)
                                                                -----------

Total stockholders' deficiency                                      (59,646)
                                                                -----------

                                                                $   505,685
                                                                ===========



The accompanying notes are an integral part of the consolidated financial statements.

                                            ZONE4PLAY INC. AND ITS SUBSIDIARIES
                                                  (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------
U.S. DOLLARS (EXCEPT SHARE DATA)



                                                                                                           PERIOD FROM
                                                                                                          COMMENCEMENT
                                                                                                          OF OPERATIONS
                                              SIX MONTHS ENDED               THREE MONTHS ENDED            (APRIL 2001)
                                                  JUNE 30,                        JUNE 30,                   THROUGH
                                     -------------------------------   -------------------------------       JUNE 30,
                                           2004             2003            2004            2003               2004
                                     --------------   --------------   --------------   --------------   --------------
                                                                 UNAUDITED                                  UNAUDITED
                                     -----------------------------------------------------------------  -------------------

Revenues:

  Software applications              $      292,519   $       45,663   $      193,329   $       42,334   $      531,513
  Sale of software applications to
    related party                           196,000          380,000               --          140,601          704,340
                                     --------------   --------------   --------------   --------------   --------------

Total revenues                              488,519          425,663          193,329          182,935        1,235,853
Cost of revenues                             99,924          172,483            5,600           63,869          392,020
                                     --------------   --------------   --------------   --------------   --------------

Gross profit                                388,595          253,180          187,639          119,066          843,743
                                     --------------   --------------   --------------   --------------   --------------

Operating expenses:
  Research and development                  453,521          179,333          325,325          128,075        1,466,354
  Sales and marketing                       151,551           36,958          105,556           19,467          356,281
  General and administrative                138,285           65,207           75,796           19,159          268,491
                                     --------------   --------------   --------------   --------------   --------------

Total operating expenses                    743,357          281,498          506,677          166,701        2,091,126
                                     --------------   --------------   --------------   --------------   --------------

Operating loss                              354,762           28,318          319,038           47,635        1,247,383
Financial expenses, net                      10,229           10,435           11,541           11,534           54,374
                                     --------------   --------------   --------------   --------------   --------------

Net loss                                    364,991           38,753          330,579           59,169        1,301,757
                                     ==============   ==============   ==============   ==============   ==============

Basic and diluted net loss per
   share                             $        0.021   $          387   $        0.017   $          592   $        0.076
                                     ==============   ==============   ==============   ==============   ==============

Weighted average number of shares
   of Common stock used in
   computing basic and diluted net
   loss per share                        16,992,024              100       19,399,365              100       16,992,024
                                     ==============   ==============   ==============   ==============   ==============



The accompanying notes are an integral part of the consolidated financial statements.

                                            ZONE4PLAY INC. AND ITS SUBSIDIARIES
                                                  (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------
U.S. DOLLARS


                                                                                                              PERIOD FROM
                                                                                                              COMMENCEMENT
                                                                                                              OF OPERATIONS
                                              SIX MONTHS ENDED                   THREE MONTHS ENDED            (APRIL 2001)
                                                   JUNE 30,                           JUNE 30,                   THROUGH
                                      --------------------------------    --------------------------------       JUNE 30,
                                           2004              2003              2004              2003              2004
                                      --------------    --------------    --------------    --------------    --------------
                                                                    UNAUDITED                                   UNAUDITED
                                      --------------------------------------------------------------------    --------------
Cash flows from operating
  activities:
Net loss                              $      364,991    $       38,753    $      330,579    $       59,169    $    1,301,757
Adjustments required to reconcile
  net loss to net cash used in
  operating activities:
Depreciation                                  14,896            10,353             7,859             5,239            42,928
Loss from sale of property                        --                --                --                --             1,702
Decrease (increase) in accounts
  receivable and prepaid expenses            (33,884)          (23,290)           38,287           (33,480)          (90,226)
Increase (decrease) in trade
  payables                                    18,120           (47,073)           24,300               653            95,667
Increase in employees and payroll
  accruals                                    31,906            45,408            27,398            10,911           193,793
Increase in accrued expenses and
  other liabilities                           76,967             7,100            16,044             4,736           103,792
Decrease in advance payment from
  customer                                  (243,500)               --           (79,000)               --                --
Accrued severance pay, net                    37,595            18,866            35,943             7,678           105,373
                                      --------------    --------------    --------------    --------------    --------------

Net cash used in operating
  activities                                (462,891)          (27,389)         (259,748)          (63,432)         (848,728)
                                      --------------    --------------    --------------    --------------    --------------

Cash flows from investing
  activities:

Purchase of property and equipment           (51,085)           (7,451)          (13,583)             (974)         (136,515)
                                      --------------    --------------    --------------    --------------    --------------

Net cash used in investing
  activities                                 (51,085)           (7,451)          (13,583)             (974)         (136,515)
                                      --------------    --------------    --------------    --------------    --------------

Cash flows from financing
  activities:
Issuance of shares in respect of
  reverse acquisition (1)                      3,546                --                --                               3,546

Issuance of Capital stock                  1,197,797                --           200,000                --         1,197,797

Short-term bank credit, net                  (21,346)           (6,311)            1,813             5,920            15,507
Receipt of short-term loans from
  stockholders and others                     50,000           250,000           267,361           534,295
Proceeds from short-term loans from
  stockholders and others                   (530,298)               --           (57,202)               --          (530,298)
                                      --------------    --------------    --------------    --------------    --------------

Net cash provided by  financing
  activities                                 699,699           243,689           144,611           273,281         1,220,847
                                      --------------    --------------    --------------    --------------    --------------

Increase (decrease) in cash and
  cash equivalents                           185,723           208,849          (128,720)          208,875           235,604
Cash and cash equivalents at the
  beginning of the period                     49,882               816           364,324               789                --
                                      --------------    --------------    --------------    --------------    --------------

Cash and cash equivalents at the
  end of the period                   $      235,604    $      209,665    $      235,604    $      209,665    $      235,604
                                      ==============    ==============    ==============    ==============    ==============

*) Represents an amount lower than $ 1.

The accompanying notes are an integral part of the consolidated financial statements.

                                            ZONE4PLAY INC. AND ITS SUBSIDIARIES
                                                  (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------
U.S. DOLLARS


                                                                                                             PERIOD FROM
                                                                                                             COMMENCEMENT
                                                                                                           OF OPERATIONS
                                              SIX MONTHS ENDED               THREE MONTHS ENDED             (APRIL, 2001)
                                                    JUNE 30,                         JUNE 30,                 THROUGH
                                        -------------------------------   -------------------------------       JUNE 30,
                                             2004             2003             2004             2003             2004
                                        --------------   --------------   --------------   --------------   --------------
                                                                  UNAUDITED                                 UNAUDITED
                                        -------------------------------------------------------------- --------------------
Supplemental disclosure of cash flows
  information:
Cash paid during the period for:
Interest                                $        1,348   $        1,758   $          785   $        1,047   $        9,759
                                        ==============   ==============   ==============   ==============   ==============

Supplemental disclosure of non-cash
  activities:
Issuance of Common stock                $       39,913   $           --   $       39,913   $           --   $       39,923
                                        ==============   ==============   ==============   ==============   ==============


(1)     On February 1,  2004, the Company was acquired by Zone4Play Inc. (Nevada) through a reverse purchase acquisition (see
        Note 1b).

        Working capital excluding cash and cash equivalent        $         (845)
           (unaudited)
        Equity                                                             4,391
                                                                 -----------------

                                                                  $        3,546
                                                                 =================

*) Represents an amount lower than $ 1.

The accompanying notes are an integral part of the consolidated financial statements.

                                            ZONE4PLAY INC. AND ITS SUBSIDIARIES
                                                  (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
U.S. DOLLARS


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

                  The Company signed an agreement with its wholly-owned subsidiary, Zone4Play t 18 12 18 Limited, according to which the subsidiary provides research and development services, as a subcontractor, to the Company, based on a fee of cost plus 8%.

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

                                            ZONE4PLAY INC. AND ITS SUBSIDIARIES
                                                  (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
U.S. DOLLARS

NOTE 1:-    GENERAL (CONT.)

            d. The Company and its subsidiaries are devoting substantially all of their efforts toward conducting research, development and marketing of their software. The Company's and its subsidiaries' activities also include raising capital and recruiting personnel. In the course of such activities, the Company and its subsidiaries have sustained operating losses and expect such losses to continue in the foreseeable future. The Company and its subsidiaries have not generated sufficient revenues and have not achieved profitable operations or positive cash flow from operations. The Company's accumulated deficit aggregated to $ 1,315,333 as of June 30, 2004. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis.

                  The Company plans to continue to finance its operations with a combination of stock issuance and private placements and revenues from product sales.

            e. Concentration of risk that may have a significant impact on the Company:

                  The Company derived 88% of its revenues from three major customers (see Note 3b).

            f. In April 2004, Zone4Play Inc. (Nevada) completed a $ 1.2 million private placement, consisting of 1,497,251 shares of its Common stock of $ 0.001 par value and two warrants to purchase one share of common stock each. One warrant is exercisable for 24 months at a price of $1.85 per share and one warrant is exercisable for 36 months at a price of $2.50 per share. The purchase price for each common stock and two warrants was $ 0.80. The private placement agreement was signed with a group of institutional and individual investors.


            g. The Company has signed agreements with two non-employee directors. While each such director serves as a member of the Board, the Company shall pay the director a director's fee of $7,000 per annum, payable in quarterly installments. Both directors shall be granted an option under the terms of the Company's option plan to purchase 192,261 shares of common stock of the Company, at an exercise price per share of $1. Each director's rights to exercise such option shall vest in three equal annual installments during a period of three years commencing on May 2004, provided that the Company's agreement with such Director is not earlier terminated.

            h. On June 2004 the Company and NetFun formed a Joint Venture named MiXTV Ltd in order to pursue the marketing, deployment and support of the MiXTV system. The controlling stake of the joint venture - 50.1% - is held by the Company. NetFun currently has a 20% share of the joint company, which can increase to up to 49.9% as pre-defined milestones are achieved. The company provided capital for one year of operating the joint venture, whereas NetFun is delivering its Intellectual Properties assets (MiXTV).

                                            ZONE4PLAY INC. AND ITS SUBSIDIARIES
                                                  (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
U.S. DOLLARS

NOTE 2:-    BASIS OF PRESENTATION

                  The accompanying interim consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States and the rules and regulations of the Securities and Exchange Commission, and include the accounts of the Company and its subsidiaries. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position at June 30, 2004 and the operating results and cash flows for the Six months ended June 30, 2004 and 2003.

                  The results of operations for the Six months ended June 30, 2004 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2004.

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


            a. The following is a summary of operations within geographic areas, based on the location of the customers:

                                   SIX MONTHS ENDED JUNE 30,
                               --------------------------------
                                     2004               2003
                               --------------    --------------
                                         TOTAL REVENUES
                               --------------------------------

                  England      $      381,289    $       39,275
                  USA                  98,574             5,630
                  Israel                2,833
                  Cyprus                   --           380,000
                  Holland               5,397
                  Others                  426               758
                               --------------    --------------

                               $      488,519    $      425,663
                               ==============    ==============

            b     Major customer data as a percentage of total revenues:

                                    2004              2003
                               --------------    --------------

                  Customer A               --                89%
                               ==============    ==============
                  Customer B               40%               --
                               ==============    ==============
                  Customer C               31%                2%
                               ==============    ==============
                  Customer D               17%               --
                               ==============    ==============


                               - - - - - - - - - -

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD-LOOKING STATEMENTS

      This  report  contains  forward-looking  statements  within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms, or other comparable terminology. These statements are only predictions. Actual events or results may differ materially from those in the forward-looking statements as a result of various important factors. Although we believe that the expectations reflected in the forward-looking statements are reasonable, such should not be regarded as a representation by Zone 4 Play, Inc., or any other person, that such forward-looking statements will be achieved. The business and operations of Zone 4 Play, Inc. are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this report.

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

COMPANY HISTORY

      Zone4Play, Inc. (hereinafter referred to as "Zone4Play", "the Company", "us" or "we") is a corporation duly organized under the laws of the State of Nevada on April 23, 2002, as Old Goat Enterprises, Inc. ("Old Goat"). On February 1, 2004, the Company acquired Zone4Play, Inc., a Delaware corporation ("Zone4Play Delaware"), through a reverse purchase acquisition. The acquisition has been accounted for as a reverse acquisition, whereby Old Goat was treated as the acquiree and Zone4play Delaware as the acquiror. The historical financial statements of Zone4play Delaware became the historical financial statements of the Company, and the assets and liabilities of Old Goat are accounted for as required under the purchase method of accounting. The results of operations of Old Goat are included in the financial statements from February 1, 2004, the effective date of the acquisition. The Company conducts its operations and business with and through Zone4Play Delaware's wholly owned subsidiaries, Zone4Play Limited, an Israeli Corporation incorporated in July 2001, and Zone4Play (UK) Limited, a United Kingdom corporation incorporated in November 2002. The Company's shares are currently traded on the OTC Bulletin Board under the trading symbol "ZFPI."

COMPANY BUSINESS

      Zone4Play is a U.S.-based company with an R&D center in Israel and operations in the U.K. Zone4Play aims to become a worldwide brand in online cross-platform betting and gaming applications. In parallel, it plans to expand its operations in interactive Digital TV (iTV), Mobile gaming applications, and Internet betting portals.

      Zone4Play offers Media Service Operators (MSOs) cross-platform flexibility and access possibilities for their clients. Zone4Play is the only company offering a single user account that enables switching from one network to another (i.e., from mobile to iTV and vice versa) with the same user information.

      The Company currently employs 24 professionals in software design, client-server applications, graphic layouts and cross-platform deployments.

      Zone4Play has signed contracts with premium cellular operators, content providers, Satellite and Digital cable operators which have begun to generate growing revenues. A number of existing customers have expressed their high satisfaction by placing orders for additional applications.

      ZONE4PLAY'S CUSTOMERS INCLUDE: AVAGO TV (Sky UK), NTL (UK), Telewest (UK), UPC iTV (Austria & Holland), Orange (Israel), O2 (UK), Hutchison (China), YES Satellite (Israel), Cablevision (US), Lodgenet (US), RCN (US) and others.

      The Company intends to invest additional efforts in broadening its marketing efforts and customer service operations, and entering additional markets.

      Zone4Play and its subsidiaries devote substantially all of their efforts toward conducting research, development and marketing of their software. Zone4Play's activities also include raising capital and recruiting personnel. In the course of such activities, the Company and its subsidiaries have sustained operating losses and expect such losses to continue in the foreseeable future. The Company and its subsidiaries have not generated sufficient revenues and have not achieved profitable operations or positive cash flow from operations. The Company's accumulated deficit aggregated $1,315,333 as of June 30, 2004. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis.

      During the six months ended June 30, 2004, the Company derived 88% of its revenues from three major customers.

RECENT DEVELOPMENTS

      In March 2004, the Company entered into a Consulting Contract, whereby The Equity Group agreed to provide financial public relations/investor relations services. The Consulting Contract commenced April 1, 2004 and continues indefinitely unless terminated by either party. We agreed to pay The Equity Group $3,000 per month under the agreement. In addition, we issued The Equity
Group 44,348 shares of common stock and agreed to issue on each six-month anniversary date of the Consulting Contract an amount of common stock valued at $30,600, based on valuing the shares at 80% of the market price on the respective anniversary date. We also agreed to reimburse The Equity Group for all reasonable and necessary out-of-pocket expenses.

      On June 1, 2004 the Company entered into a Joint Venture Agreement with Netfun, Ltd. Zone4Play and NetFun formed a joint venture named MiXTV Ltd. in order to pursue the marketing, deployment and support of the MiXTV system. The MiXTV system includes software and hardware components to enable the seamless integration of various communication standards, including mobile entertainment, online TV interactivity, message boards and others. Under the Joint Venture Agreement, Zone4Play is the controlling stakeholder, with 50.1% ownership of the joint venture. NetFun has a 20% share of the joint company, which can increase to up to 49.9% as pre-defined milestones are achieved. The Company agreed to provide capital for one year of operating the joint venture in the amount of $13,500 per month and NetFun agreed to deliver the MiXTV intellectual property assets.

      On January 1 2004, the Company signed agreements with two non-employee directors. While each such director serves as a member of the Board, the Company shall pay the director a director's fee of $7,000 per annum, payable in quarterly installments. Both directors shall be granted an option under the terms of the Company's option plan to purchase 192,261 shares of common stock of the Company, at an exercise price per share of $1. Each director's rights to exercise such option shall vest in three equal annual installments during a period of three years commencing on May 2004, provided that the Company's agreement with such Director is not earlier terminated. To date, the Company has not adopted a stock option plan.

RESULTS OF OPERATIONS - THREE AND SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2003

REVENUES

      Total revenues for the six months ended June 30, 2004 increased by 15% to $488,519 from $425,663 for the six months ended June 30, 2003. Total revenues for the three months ended June 30, 2004 increased by 6% to $193,329 from $182,935 for the three months ended June 30, 2003. Revenues from sales of software applications for the six months ended June 30, 2004 increased by 540% to $292,519 from $45,663 for the six months ended June 30, 2003. Revenues from sales of software applications for the three months ended June 30, 2004 increased by 357% to $193,329 from $42,334 for the three months ended June 30, 2003. Revenues from sales of software applications to related parties decreased by 93% to $196,000 compared to $380,000 in the same period in 2003. For the three months ended June 30, 2004, revenues from sales of software applications to related parties were $0, compared with $140,601 for the three months ended June 30, 2003. The increase in revenues from software applications was due to new contracts, mainly in the UK. Also, in 2004, we had revenues from US customers, such as Cablevision, Lodgenet, and RCN, which we did not have in 2003. The revenues from sale of software applications to related parties in 2004 is from the delivery of software to related parties from orders that were placed during 2002. Going forward, management expects that revenues from sale of software applications to related parties will be nominal.

      Cost of revenues for the six months ended June 30, 2004 decreased by 73% to $99,924 from $172,483 for the six months ended June 30, 2003. Cost of revenues for the three months ended June 30, 2004 decreased by 91% to $5,600 from $63,869 for the three months ended June 30, 2003. Gross profit increased by 53% for the six months ended June 30, 2004 to $388,595 from $253,180 for the same period in 2003. For the three months ended June 30, 2004, gross profit increased 58% to $187,639 when compared to gross profit of $119,066 for the three months ended June 30, 2003. The decrease in cost of revenues is mostly attributable to a one-time software application agreement, which included customization of the software, which required allocation of employees of our R&D department. As a result, some R&D expenses were allocated to cost of sales.

RESEARCH AND DEVELOPMENT

      Research and development expenses for the six months ended June 30, 2004 increased by 153% to $453,521 from $179,333 for the six months ended June 30, 2003. Research and development expenses for the three months ended June 30, 2004 increased 154% to $325,325 from $128,075 for the three months ended June 30, 2003. The increase in research and development expenses was primarily attributable to an increase in employee recruiting during 2003 and 2004, an increase in salary expenses and expenses allocated to sale of software due to the fact that in the 2nd quarter of 2004, there were no sales of software applications, no expenses allocated to the cost of sales, and the research and development costs increased.

SALES AND MARKETING

      Sales and  marketing  expenses  for the six  months  ended  June 30,  2004 increased by 310% to $151,551 from $36,958 for the six months ended June 30, 2003. Sales and marketing expenses for the three months ended June 30, 2004 increased by 442% to $105,556 from $19,467 for the three months ended June 30, 2003. In 2004, the Company increased its marketing efforts mainly in the UK using its Israeli marketing team. Sales and marketing expenses consist mainly of labor costs and travel expenses in the UK and the US.

GENERAL AND ADMINISTRATIVE

      General and administrative expenses for the six months ended June 30, 2004 increased by 112% to $138,285 from $65,207 for the six months ended June 30, 2003. General and administrative expenses for the three months ended June 30, 2004 increased 296% to $75,796 from $19,159 for the three months ended June 30,

2003.  The  increase  in  general  and  administrative   expenses  is  primarily
attributable to the recruitment of employees, additional legal and audit expenses associated with being a reporting company with the U.S. Securities and Exchange Commission and investor relations expenses.

NET LOSS AND NET LOSS PER SHARE

      For the three and six months ended June 30, 2004, the Company incurred a net loss of $330,579 ($0.017 per share) and $364,991 ($0.021 per share), respectively. This compares with a net loss for the three and six months ended June 30, 2003 of $59,169 ($592 per share) and $38,753 ($387 per share), respectively. The increased net loss is primarily attributable to increased operating expenses. The drastically lower net loss per share is due to the fact that the weighted average number of shares of common stock outstanding at June 30, 2003 was only 100 shares, versus 16,992,024 at June 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

      As of June 30, 2004, cash and cash equivalents were $235,604 and total current liabilities were $412,756. The Company's accumulated deficit aggregated to $1,315,333 as of June 30, 2004. The Company finances its operations with a combination of stock issuances and private placements and revenues from product sales.

      In April 2004, Zone4Play completed a $1.2 million private placement, consisting of units offered at a price of $0.80 per unit, with each unit comprised of one share of common stock and two common stock purchase warrants. One warrant is exercisable for 24 months at a price of $1.85 per share and one warrant is exercisable for 36 months at a price of $2.50 per share. The private placement agreement was signed with a group of institutional and accredited investors. .

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

              None.

ITEM 2.        CHANGES IN SECURITIES

      On April 1, 2004, the Company sold 1,497,251 Units, with each Unit consisting of one share of common stock and two warrants to purchase one share of common stock each. One warrant is exercisable for 24 months at a price of $1.85 per share and one warrant is exercisable for 36 months at a price of $2.50 per share. The purchase price for each Unit was $.80, with the total aggregate offering price equal to $1,200,000. The issuance of the shares and the warrants was exempt from registration requirements of the Securities Act of 1933 pursuant to Regulation S and/or Section 4(2) of such Securities Act and Regulation D promulgated thereunder based upon the representations of each of the Investors that it was an "accredited investor" (as defined under Rule 501 of Regulation D) and that it was purchasing such securities without a present view toward a distribution of the securities. In addition, there was no general advertisement conducted in connection with the sale of the securities. The offerings and sales were made to accredited investors and transfer was restricted in accordance with the requirements of the Securities Act of 1933.

      In April 2004 the Company issued 44,348 shares to The Equity Group, Inc. pursuant to a consulting agreement for financial services to be rendered. This issuance was exempt from registration pursuant to Section 4(2) of the Securities Act.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

              None

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              None.

ITEM 5.       OTHER INFORMATION

              On May 2, 2004, the Company retained Idan Miller as Executive Vice President.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

Exhibit No.       Description of Exhibit

2.1               Stock  Purchase  Agreement by and among Old Goat  Enterprises,
                  Inc., a Nevada corporation, Zone 4 Play, Inc., a Delaware corporation, and Shimon Citron, Pini Gershon, Yariv Citron, Natan Lerer, Dov Berger, Nachman Berger, Eyal Leshem, Akiva fratkin, Sayex Trading Company 1982, Ltd., an Israeli corporation, Azriel Zolti, Roni Shatan, Sachin Mehta, Giora Grinberg, Shachar Schalka, Gil Levy, Erez Lahav, Ira Vinitzki, Haim Tabak, Avi Abramovich, Ehud Zadokya, Rivka Shmuely, Abramovich Trust Company, an Israeli corporation, and Leah Baruch. (1)

3.1               Articles of Incorporation (2)
3.2               Certificate of Amendment to Articles of Incorporation (3)
3.2               By-Laws (2)
10.1 Joint Venture Agreement, dated June 1, 2004, by and between Zone4Play and Netfun, Ltd.
10.2              Consulting  Contract by and between  Zone4Play  and The Equity
                  Group Inc.
10.3              Director Appointment Agreement of Oded Zucker
10.4              Director Appointment Agreement of Shlomo Rothman
31.1 Certification by Shimon Citron, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 Certification by Uri Levy, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 Certification by Shimon Citron, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 Certification by Uri Levy, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------------------------
(1) Incorporated by reference to the Company's Form 8-K/A filed with the Securities and Exchange Commission on April 5, 2004.
(2) Incorporated by reference to the Company's Registration Statement on SB-2 filed with the Securities and Exchange Commission on June 27, 2002.
(3) Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on February 6, 2004.


(b)   Reports on Form 8-K:

      On April 5, 2004, the Company filed a Form 8-K reporting the issuance of a press release announcing that it had closed a $1,200,000 private placement, consisting of 1,500,000 shares of its common stock.

      On April 5, 2004, the Company filed an amendment to Form 8-K that was filed on February 6, 2004. The Company reported the change in its certifying accountant and filed the following financial statements in connection with the February 2, 2004 acquisition of Zone 4 Play, Inc: Consolidated Balance Sheets of Zone 4 Play, Inc. and its Subsidiaries as of December 31, 2003 and 2002, the related consolidated Statements of Operations, Changes in Stockholders' Deficiency and Cash Flows for each of the two years then ended, and for the period from April 2001 (commencement of operations) through December 2001, and for the period from April 2001 (commencement of operations) through December 2003.

      On April 16, 2004, the Company filed a Form 8-K reporting the issuance of a press release clarifying the terms of the $1,200,000 private placement that was reported in a Form 8-K filed on April 5, 2004.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


                                    ZONE 4 PLAY, INC.


DATED:   August 16, 2004            BY:   /s/ Shimon Citron
                                         -------------------------------------
                                         Shimon Citron
                                         President and Chief Executive Officer


DATED:   August 16, 2004            BY:   /s/ Uri Levy
                                         -------------------------------------
                                         Uri Levy
                                         Chief Financial Officer