Form 10QSB
period 2004-09-30
ZONE 4 PLAY INC
filed 2004-11-15
CIK 1175442

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

[_]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
             For the transition period from __________ to __________ Commission file number _____________________

                                Zone 4 Play, Inc.
        (Exact name of small business issuer as specified in its charter)


                   Nevada                                 98-0374121
      (State or other jurisdiction of                   (IRS Employer
       incorporation or organization)                 Identification No.)

                                 103 Foulk Road
                              Wilmington, DE 19803
                    (Address of principal executive offices)

                                 (302)-691-6177
                           (Issuer's telephone number)

                                 Not Applicable
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [_] No [_]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 12, 2004, the issuer had 20,540,012 outstanding shares of Common Stock.

Transitional Small Business Disclosure Format (Check one): Yes [_] No [X]

                                TABLE OF CONTENTS
                                -----------------

                                                                           Page
                                                                           ----
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
             Consolidated Balance Sheet                                    2 - 3
             Consolidated Statements of Operations                           4
             Consolidated Statements of Cash Flows                           5
             Notes to Consolidated Financial Statements                    6 - 9
Item 2. Management's Discussion and Analysis or Plan of Operation          10-13
Item 3. Controls and Procedures                                              13

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                    13
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds          13
Item 3. Defaults Upon Senior Securities                                      13
Item 4. Submission of Matters to a Vote of Security Holders                  13
Item 5. Other Information                                                    14
Item 6. Exhibits                                                             14

SIGNATURES                                                                   15

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                             ZONE4PLAY INC. AND ITS SUBSIDIARIES
                                                   (A development stage company)

CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------
U.S. dollars

                                                                   September 30,
                                                                       2004
                                                                   ------------
                                                                    Unaudited
                                                                   ------------
    ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                        $    651,205
  Trade receivables                                                     163,609
  Other accounts receivable and prepaid expenses                         25,543
                                                                   ------------

Total current assets                                                    840,357
-----                                                              ------------

SEVERANCE PAY FUND                                                       56,970
                                                                   ------------

PROPERTY AND EQUIPMENT, NET                                              85,852
                                                                   ------------

Total assets                                                       $    983,179
-----                                                              ============


The accompanying notes are an integral part of the consolidated financial statements.

                                             ZONE4PLAY INC. AND ITS SUBSIDIARIES
                                                   (A development stage company)
CONSOLIDATED BALANCE SHEET
================================================================================
U.S. dollars (except share data)

                                                                   September 30,
                                                                       2004
                                                                  -------------
                                                                    Unaudited
                                                                  -------------
    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-term bank credit                                          $      9,191
  Short-term loans from stockholders and others                          1,900
  Trade payables                                                       107,957
  Employees and payroll accruals                                       214,894
  Accrued expenses and other liabilities                                66,735
                                                                  ------------

Total current liabilities                                              400,677
                                                                  ------------

ACCRUED SEVERANCE PAY                                                  179,236
                                                                  ------------

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY:
  Common stock of $ 0.001 par value:
    Authorized: 75,000,000 shares as of September 30, 2004;
    Issued and outstanding: 20,540,012 shares as of
    September 30, 2004                                                  20,540
  Additional paid in capital                                         2,223,282
  Deficit accumulated during the development stage                  (1,840,556)
                                                                  ------------

Total stockholders' equity                                             403,266
                                                                  ------------

                                                                  $    983,179
                                                                  ============


The accompanying notes are an integral part of the consolidated financial statements.

                                             ZONE4PLAY INC. AND ITS SUBSIDIARIES
                                                   (A development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS
================================================================================
U.S. dollars (except share data)

                                                                                                  Period from
                                                                                                commencement of
                                           Nine months ended            Three months ended    operations (April 2,
                                             September 30,                 September 30,         2001) through
                                     ---------------------------   ---------------------------   September 30,
                                         2004           2003           2004           2003           2004
                                     ------------   ------------   ------------   ------------   ------------
                                                             Unaudited                             Unaudited
                                     ---------------------------------------------------------   ------------
Revenues:
  Software applications              $    432,883   $    102,940   $    140,364   $     57,277   $    671,787
  One-time sale of software
    applications to related party         196,000        380,000             --             --        704,340
                                     ------------   ------------   ------------   ------------   ------------

Total revenues                            628,883        482,940        140,364         57,277      1,376,127
Cost of revenues                          113,296        180,637         13,372          8,154        405,392
                                     ------------   ------------   ------------   ------------   ------------

Gross profit                              515,587        302,303        126,992         49,123        970,735
                                     ------------   ------------   ------------   ------------   ------------

Operating expenses:
  Research and development                812,436        342,154        358,915        162,821      1,825,269
  Selling and marketing                   293,563         81,221        142,012         44,263        498,293
  General and administrative              277,726         82,074        139,441         16,867        407,932
                                     ------------   ------------   ------------   ------------   ------------


Total operating expenses                1,383,725        505,449        640,368        223,951      2,731,494
                                     ------------   ------------   ------------   ------------   ------------

Operating loss                            868,138        203,146        513,376        174,828      1,760,759
Financial expenses, net                    22,066         37,790         11,837         27,355         66,211
                                     ------------   ------------   ------------   ------------   ------------

Net loss                                  890,204        240,936        525,213        202,183      1,826,970
                                     ============   ============   ============   ============   ============

Basic and diluted net loss per
   share                             $      0.049   $      0.023   $      0.026   $      0.019
                                     ============   ============   ============   ============

Weighted average number of shares
   of Common stock used in
   computing basic and diluted net
   loss per share                      18,262,350     10,426,190     20,012,050     10,426,190
                                     ============   ============   ============   ============


The accompanying notes are an integral part of the consolidated financial statements.

                                             ZONE4PLAY INC. AND ITS SUBSIDIARIES
                                                   (A development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
================================================================================
U.S. dollars

                                                                                                     Period from
                                                                                                   commencement of
                                           Nine months ended              Three months ended      operations (April 2,
                                             September 30,                   September 30,           2001) through
                                     ----------------------------    ----------------------------    September 30,
                                         2004            2003            2004            2003            2004
                                     ------------    ------------    ------------    ------------    ------------
                                                                 Unaudited                             Unaudited
                                     ------------------------------------------------------------    ------------
Cash flows from operating
  activities:
Net loss                             $   (890,204)   $   (240,936)   $   (525,213)   $   (202,183)   $ (1,840,556)
Adjustments required to reconcile
  net loss to net cash provided by
  operating activities:
Depreciation                               32,407          15,958          17,511           5,605          60,439
Loss from sale of property and
  equipment                                    --              --              --              --           1,702
Decrease (increase) in trade and
  other accounts receivable and
  prepaid expenses                       (131,967)        (49,994)        (58,169)        (26,714)       (172,617)
Increase (decrease) in trade
  payables                                 30,410         (13,853)         12,290          33,220         107,957
Increase in employees and payroll
  accruals                                 53,006          32,209          21,101         (13,199)        214,893
Increase in accrued expenses and
  other liabilities                        39,910           2,895         (37,057)         (4,259)         66,735
Decrease in advance payments from
  customers and related parties          (243,500)             --              --              --              --
Accrued severance pay, net                 54,489          21,710          16,894           2,844         122,267
Issuance of Common Stock to a
service provider                            51914              --          12,000              --          51,914
                                     ------------    ------------    ------------    ------------    ------------

Net cash provided by operating
  activities                           (1,003,525)       (232,011)       (540,643)       (204,686)     (1,387,266)
                                     ------------    ------------    ------------    ------------    ------------

Cash flows from investing
  activities:
Purchase of property and equipment        (62,563)        (19,610)        (11,478)        (12,159)       (150,098)
                                     ------------    ------------    ------------    ------------    ------------

Net cash used in investing
  activities                              (62,563)        (19,610)        (11,478)        (12,159)       (150,098)
                                     ------------    ------------    ------------    ------------    ------------

Cash flows from financing
  activities:
Issuance of shares in respect of
  reverse shell acquisition (1)             3,546              --              --              --           3,546
Issuance of Common stock                2,173,932              --         976,135              --       2,173,932
Short-term bank credit, net               (27,662)            493           6,136           6,804           9,191
Receipt  of short-term loans from
  stockholders and others                  50,000         249,936              --              --         534,295
Principle payments due to
  short-term loans from
  stockholders and others                (532,395)         16,995          (2,097)         16,995        (532,395)
                                     ------------    ------------    ------------    ------------    ------------

Net cash provided by financing
  activities                            1,667,421         267,424         967,722          23,799       2,188,569
                                     ------------    ------------    ------------    ------------    ------------

Increase (decrease) in cash and
  cash equivalents                        601,323          15,803         415,601        (193,046)        651,205
Cash and cash equivalents at the
  beginning of the period                  49,882             816         235,604         209,665              --
                                     ------------    ------------    ------------    ------------    ------------

Cash and cash equivalents at the
  end of the period                  $    651,205    $     16,619    $    651,205    $     16,619    $    651,205
                                     ============    ============    ============    ============    ============

(1) On February 1, 2004, the Company acquired Zone4Play Inc. (Delaware) through a reverse shell purchase acquisition (see Note 1b).

The accompanying notes are an integral part of the consolidated financial statements.

                                             ZONE4PLAY INC. AND ITS SUBSIDIARIES
                                                   (A development stage company)


NOTE 1:- GENERAL

      a. Zone4Play Inc. ("the Company") was incorporated under the laws of the State of Nevada on April 23, 2002 as Old Goat Enterprises, Inc. On February 1, 2004, the company acquired Zone4Play, Inc. ("Zone4Play (Delaware)"), which was incorporated under the laws of the State of Delaware on April 2, 2001,and subsequently changed the Company name to Zone4Play, Inc., a Nevada corporation. The Company develops and markets interactive games applications for Internet, portable devices and interactive TV platforms.

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

      b.    Acquisition of Zone4Play (Delaware):

            According to the agreement between the Company and Zone4Play (Delaware), the Company issued 10,426,190 Common stock to the former holders of equity interest in Zone4Play (Delaware).

            The acquisition has been accounted for as a reverse acquisition, whereby the Company was treated as the acquiree and Zone4Play (Delaware) as the acquirer, primarily because Zone4Play (Delaware) shareholders owned a majority, approximately 58% of the Company's Common stock, upon completion of the acquisition. Immediately prior the consumption of the transaction Zone4play Inc. had no material assets and liabilities, hence the reverse acquisition is treated as a capital stock transaction in which Zone4Play (Delaware) is deemed to have issued the Common stock held by the Company shareholders for the net assets of the Company. The historical financial statements of the Company became the historical financial statements of Zone4Play (Delaware).

                                             ZONE4PLAY INC. AND ITS SUBSIDIARIES
                                                   (A development stage company)


NOTE 1:- GENERAL (Cont.)

      c. The Company and its subsidiaries are devoting substantially all of their efforts toward conducting research, development and marketing of their software. The Company's and its subsidiaries' activities also include raising capital and recruiting personnel. In the course of such activities, the Company and its subsidiaries have sustained operating losses and expect such losses to continue in the foreseeable future. The Company and its subsidiaries have not generated sufficient revenues and have not achieved profitable operations or positive cash flow from operations. The Company's accumulated deficit aggregated to $ 1,840,556 as of September 30, 2004. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis.

            The Company plans to continue to finance its operations with a combination of stock issuance and private placements and revenues from product sales.

      d.    Concentration of risk that may have a significant impact on the
            Company:

            The Company derived most of its revenues from three major customers (see Note 3b).

      e. In April 2004, the Company completed a $ 1.2 million private placement, consisting of 1,500,000 shares of its Common stock of $
            0.001 par value and two warrants to purchase one share of Common stock each. One warrant is exercisable for 24 months at a price of $1.85 per share and one warrant is exercisable for 36 months at a price of $2.50 per share. The purchase price for each Common stock and two warrants was $ 0.80. The privet placement agreement was signed with a group of institutional and individual investors.

      f. The Company has signed agreements with two non-employee directors. While each such Director serves as a member of the Board, the Company shall pay the Director a director's fee of $ 7,000 per annum, payable in quarterly installments. Both Directors shall be granted an option under the terms of the Company's option plan, when it will be issued, to purchase 192,261 shares of Common stock of the Company, at an exercise price per share of $ 1. Each Director's rights to exercise such option shall vest in three equal annual installments during a period of three years commencing on May 2004, provided that the Company's agreement with such Director is not earlier terminated. To date the Company has not adopted a stock option plan and accordingly has not granted these options.

      g. In April 2004, the Company issued 44,348 shares to a service provider, regarding its service agreements. The company had accounted for its shares to the service provider under the fair value method of Statement of Financial Accounting Standard No.123 "Accounting for Stock Based Compensation". The fair value of these shares was estimated using the Company's share price at grant date.

                                             ZONE4PLAY INC. AND ITS SUBSIDIARIES
                                                   (A development stage company)


                            NOTE 1:- GENERAL (Cont.)

      h. In June 2004, the Company and NetFun Ltd. ("Netfun") formed a new company named MiXTV Ltd ("MIXTV") in order to pursue the marketing, deployment and support of the MIXTV system. The controlling stake of
            - 50.1% - is held by the Company. NetFun currently has a 20% share of the new company, which can increase to up to 49.9% as pre-defined two milestones: (a) Upon MIXTV reaching its operational break-even, 10% of the shares will be transferred to Netfun. (b) Upon repayment to the Company all the sums provided to MIXTV, 19.9% of the shares will be transferred to Netfun. A trustee is currently holding the remaining shares. The company will provide capital for one year of operating the new company, whereas NetFun will deliver its Intellectual Properties assets (MiXTV). MIXTV has commenced its operation in July 2004 and generated losses as of September 30, 2004 that had been consolidated in the company's report since July forward.

      i. On May 1, 2004, the Company signed an agreement with the Executive Vice President of the Company, according to the agreement, the Company will grant options to purchase 200,000 shares of its Common stock at a purchase price per share at a 15% discount to the market price of the Company Common stock on May 1, 2004. The options are exercisable for a period of 60 months from the grant date and vest 1/8 every three months beginning July 1, 2004. In addition, if the Company's gross revenues exceed $ 15 million during the 2005 calendar year, the Company agreed to grant him fully vested options to purchase 180,000 shares of the Company Common stock exercisable for a 60 months from May 1, 2004 at a purchase price per share at a 15% discount to the market price of the Company Common stock. To date, the Company's Board of Directors has not approved this grant, further more the Executive Vice President is entitled to sales commissions equal to 5% of aggregate total net revenues from institutional gaming operators.

      j. On August 17, 2004, the Company issued 22,222 shares to a service provider, regarding its service agreements. The company had accounted for its shares to the service provider under the fair value method of Statement of Financial Accounting Standard No.123 "Accounting for Stock Based Compensation". The fair value of these shares was estimated using the Company's share price at grant date.

      k. On August 17, 2004, the Company completed a $1 million private placement consisting of 1,000,000 shares of its Common stock of $
            0.001 par value and two warrants to purchase one share of Common stock each. One warrant is exercisable for 24 months at a price of $2.00 per share and one warrant is exercisable for 36 months at a price of $2.50 per share. The purchase price for each Common stock and two warrants was $ 1.

NOTE 2:- BASIS OF PRESENTATION

      The accompanying interim consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States and the rules and regulations of the Securities and Exchange Commission, and include the accounts of the Company and its subsidiaries. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position at September 30, 2004 and the operating results and cash flows for the nine months ended September 30, 2004 and 2003.

      The results of operations for the nine months ended September 30, 2004 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2004.

                                             ZONE4PLAY INC. AND ITS SUBSIDIARIES
                                                   (A development stage company)


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

      a. The following is a summary of operations within geographic areas, based on the location of the customers:

                                          Period ended September 30,
                                         ---------------------------
                                             2004           2003
                                         ------------   ------------
                                                Total revenues
                                         ---------------------------

            United Kingdom               $    475,693   $     86,452
            USA                               125,257             --
            Israel                             19,236          6,536
            Cyprus                                 --        380,000
            Holland                             7,913          8,657
            Others                                784          1,295
                                         ------------   ------------

                                         $    628,883   $    482,940
                                         ============   ============

      b.    Major customer data as a percentage of total revenues:

                                             2004           2003
                                         ------------   ------------

            Customer A                            34%            15%
                                         ============   ============
            Customer B (related party)            31%             --
                                         ============   ============
            Customer C                            13%             --
                                         ============   ============
            Customer D (related party)             --            79%
                                         ============   ============

NOTE 4:- SIGNIFICANT EVENTS DURING THE PERIOD

      During 2002 the Company signed an agreement with a related party to provide software application in the amount of $ 296,500. Due to a dispute that had been settled in 2004 the company had provided the software application for the amount of $ 196,000 and recognized revenues accordingly.

                                - - - - - - - - -

Item 2. Management's Discussion and Analysis or Plan of Operation.

Forward Looking Statements
--------------------------

      This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms, or other comparable terminology. These statements are only predictions. Actual events or results may differ materially from those in the forward-looking statements as a result of various important factors. Although we believe that the expectations reflected in the forward-looking statements are reasonable, such should not be regarded as a representation by Zone 4 Play, Inc., or any other person, that such forward-looking statements will be achieved. The business and operations of Zone 4 Play, Inc. are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this report.

Overview
--------

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

Company History

      Zone4Play, Inc. (hereinafter referred to as "Zone4Play", "the Company", "us" or "we") is a corporation duly organized under the laws of the State of Nevada on April 23, 2002, as Old Goat Enterprises, Inc. ("Old Goat"). On February 1, 2004, we acquired Zone4Play, Inc., a Delaware corporation ("Zone4Play Delaware"), through a reverse purchase acquisition. The acquisition has been accounted for as a reverse acquisition, whereby Old Goat was treated as the acquiree and Zone4play Delaware as the acquiror. The historical financial statements of Zone4play Delaware became our historical financial statements, and the assets and liabilities of Old Goat are accounted for as required under the purchase method of accounting. The results of operations of Old Goat are included in the financial statements from February 1, 2004, the effective date of the acquisition. We conduct our operations and business with and through Zone4Play Delaware's wholly owned subsidiaries, Zone4Play Limited, an Israeli Corporation incorporated in July 2001, and Zone4Play (UK) Limited, a United Kingdom corporation incorporated in November 2002. Our shares of common stock are currently traded on the OTC Bulletin Board under the trading symbol "ZFPI."

Our Business
------------

      We develop interactive games technology that provides an end-to-end solution for multiple platforms that allows service providers to deliver games to their subscribers. Our customers include cable and satellite television service providers, wireless operators, Internet services providers and hospitality service providers. Among our customers are AVAGO TV (Sky UK), NTL
(UK), Telewest (UK), Cablevision (US), Lodgenet (US), and RCN (US).

      Our technology allows service providers to generate additional revenue from their existing infrastructure and subscriber base by launching additional services quickly. Our technology allows a subscriber to switch from one platform to another using a single account with the same virtual account balance and user information. To our knowledge, our technology is unique in its ability to utilize a single account to play a game on different platforms, such as interactive TV, wireless or Internet. With this capability, our technology increases the variety of services that our customers can offer, which can help reduce subscriber turnover.

      Our customers typically enter into revenue-share agreements with us under which they use our technology to offer games to their subscribers and pay us a percentage of the revenues or income generated from those games.

      We devote substantially all of our efforts toward conducting research, development and marketing of our software. In the course of these activities, we have sustained operating losses and expect such losses to continue in the foreseeable future. To date, we have not generated sufficient revenues to achieve profitable operations or positive cash flow from operations. On September 30, 2004, we had an accumulated deficit of $1,840,556. There is no assurance that profitable operations, if ever achieved, will be sustained on a continuing basis. During the nine months ended September 30, 2004, we derived 78% of our revenues from three major customers.

Results of Operations - Three and Nine Months Ended September 30, 2004 Compared
--------------------------------------------------------------------------------
to Three and Nine Months Ended September 30, 2004
-------------------------------------------------

Revenues and Cost of Revenues

      Total revenues for the nine months ended September 30, 2004 increased by 30% to $628,883 from $482,940 for the nine months ended September 30, 2003. Total revenues for the three months ended September 30, 2004 increased by 145% to $140,364 from $57,277 for the three months ended September 30, 2003. Revenues from sales of software applications for the nine months ended September 30, 2004 increased by 321% to $432,883 from $102,940 for the nine months ended September 30, 2003. Revenues from sales of software applications for the three months ended September 30, 2004 increased by 145% to $140,364 from $57,277 for the three months ended September 30, 2003. Revenues from one-time sales of software applications to related parties decreased by 48% to $196,000 in the nine months ended September 30, 2004 compared to $380,000 in the same period in 2003. For the three months ended September 30, 2004 and 2003, revenues from one-time sales of software applications to related parties were $0. The increase in revenues from software applications was due to new contracts, mainly in the United Kingdom. Also, in 2004, we had revenues from United States customers, such as Cablevision, Lodgenet, and RCN, which we did not have in 2003. The revenues from one time sale of software applications to related parties in 2004 are from the delivery of software to related parties from order that were placed during 2002. Going forward, we expect that revenues from sale of software applications to related parties will be nominal.

      Cost of revenues for the nine months ended September 30, 2004 decreased by 37% to $113,296 from $180,637 for the nine months ended September 30, 2003. Cost of revenues for the three months ended September 30, 2004 increased by 64% to $13,372 from $8,154 for the three months ended September 30, 2003. Gross profit increased by 71% for the nine months ended September 30, 2004 to $515,587 from $302,303 for the same period in 2003. For the three months ended September 30, 2004, gross profit increased by 159% to $126,992 when compared to gross profit of $49,123 for the three months ended September 30, 2003. The decrease in cost of revenues for the nine months ended September 30, 2004 is mostly attributable to a one-time software application agreement, which included customization of the software, which required allocation of employees of our R&D department. As a result, some R&D expenses were allocated to cost of sales. The increased cost of revenues for the three months ended September 30, 2004 is a result of hosting expenses allocation.

Research and Development

      Research and development expenses for the nine months ended September 30, 2004 increased by 137% to $812,436 from $342,154 for the nine months ended September 30, 2003. Research and development expenses for the three months ended September 30, 2004 increased 120% to $358,915 from $162,821 for the three months ended September 30, 2003. The increase in research and development expenses is primarily attributable to an increase in employee recruiting during 2003 and 2004, an increase in salary expenses and expenses allocated to sale of software due to the fact that in the 2nd quarter of 2004, there were no sales of software applications, no expenses allocated to the cost of sales, and the research and development costs increased.

Sales and Marketing

      Sales and marketing expenses for the nine months ended September 30, 2004 increased by 261% to $293,563 from $81,221 for the nine months ended September 30, 2003. Sales and marketing expenses for the three months ended September 30, 2004 increased by 221% to $142,012 from $44,263 for the three months ended September 30, 2003. The increase in sales and marketing expenses during 2004 are a result of increased marketing efforts, mainly in the United Kingdom and the United States, using our Israeli marketing team. Sales and marketing expenses consist mainly of labor costs, trade shows and travel expenses to the United Kingdom and to the United States.

General and Administrative

      General and administrative expenses for the nine months ended September 30, 2004 increased by 238% to $277,726 from $82,074 for the nine months ended September 30, 2003. General and administrative expenses for the three months ended September 30, 2004 increased by 727% to $139,441 from $16,867 for the three months ended September 30, 2003. The increase in general and administrative expenses is primarily attributable to the recruitment of employees, additional legal and audit expenses associated with being a reporting company with the U.S. Securities and Exchange Commission and investor relations expenses.

Net Loss and Net Loss Per Share

      For the three and nine months ended September 30, 2004, we incurred a net loss of $525,213 ($0.026 per share) and $890,204 ($0.049 per share), respectively. This compares with a net loss for the three and nine months ended September 30, 2003 of $202,183 ($0.019 per share) and $240,936 ($0.023 per share), respectively. The increased net loss is primarily attributable to increased operating expenses and due to the fact that the weighted average number of shares of common stock outstanding at September 30, 2003 were only 10,426,190 shares, versus 18,262,350 at September 30, 2004.

Liquidity and Capital Resources

      As of September 30, 2004, total current assets were $840,357 and total current liabilities were $400,677. At September 30, 2004, we had a working capital surplus of $439,680 and an accumulated deficit of $1,840,556. We finance our operations with a combination of stock issuances and revenues from product sales.

      In April 2004, we completed a $1.2 million private placement, consisting of units offered at a price of $0.80 per unit, with each unit comprised of one share of common stock and two common stock purchase warrants. One warrant is exercisable for 24 months at a price of $1.85 per share and one warrant is exercisable for 36 months at a price of $2.50 per share. The private placement agreement was signed with a group of institutional and accredited investors.

      On August 17, 2004, we completed a $1 million private placement of common stock and warrants. The private placement consisted of units offered at a price of $1.00 per unit, with each unit comprised of one share of common stock and two common stock purchase warrants. One warrant is exercisable for 24 months at a price of $2.00 per share and one warrant is exercisable for 36 months at a price of $2.50 per share.

      Our management believes that we have sufficient funds to operate for the next 12 months, with additional funds anticipated from the performance of agreements that we have entered with our current customers, and from future contracts that we expect to execute in the near future. Nonetheless, we intend to raise additional funds in order to broaden our financial strength and liquidity.

Outlook
-------

      We believe that our future success will depend upon our ability to enhance our existing products and solutions and introduce new commercially viable products and solutions addressing the demands of the evolving markets. As part of the product development process, we work closely with current and potential customers, distribution channels and leaders in our industry segments to identify market needs and define appropriate product specifications. Our current anticipated levels of revenue and cash flow are subject to many uncertainties and cannot be assured. In order to have sufficient cash to meet our anticipated requirements for the next twelve months, we may be dependent upon our ability to obtain additional financing. The inability to generate sufficient cash from operations or to obtain the required additional funds could require us to curtail operations.

Off Balance Sheet Arrangements
------------------------------

      We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Item 3. Controls and Procedures.

      As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange
Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There was no significant change in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

      We are not currently a party to, nor is any of our property currently the subject of, any pending legal proceeding. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

      On August 2004, we issued 22,222 shares of common stock to PortfolioPR Inc., a New York corporation, pursuant to a consulting contract.

      On August 17, 2004, we sold 1,000,000 units of common stock and common stock purchase warrants at a purchase price of $1.00 per unit, for an aggregate of $1,000,000. Each unit consists of one share of common stock and two common stock purchase warrants. One warrant is exercisable for 24 months at a price of $2.00 per share and one warrant is exercisable for 36 months at a price of $2.50 per share.

      All of the above issuances and sales were deemed to be exempt under Regulation S, Regulation D and/or Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of ours or our executive officers, and transfer was restricted by us in accordance with the requirements of the Securities Act of 1933. For issuances and sales that were exempt from registration under Regulation S, the shares were purchase in an "offshore transaction" as defined in, and pursuant to, Regulation S on the basis that the purchaser was not offered the shares in the United States and did not execute or deliver any agreement in the United States.

Item 3.  Defaults Upon Senior Securities.

      None.

Item 4.  Submission of Matters to a Vote of Security Holders.

      There were no matters submitted to a vote of security holders during the period covered by this report.

Item 5.  Other Informtion.

      None.

Item 6.  Exhibits.

      References to "the Company" in the following exhibit list mean Zone 4 Play, Inc., a Nevada corporation.

Exhibit
Number                                     Description
-------     --------------------------------------------------------------------
2.1         Stock Purchase Agreement dated December 1, 2003 between Zone4play,
            Inc. and Old Goat Enterprises, Inc. (incorporated by reference to
            Form 8-K/A filed on April 5, 2004.

3.1 Articles of Incorporation (incorporated by reference to Form SB-2 (File No. 333-91356) filed on June 27, 2002)

3.2 Certificate of Amendment to Articles of Incorporation (incorporated by reference to Form 8-K filed on February 6, 2004)

3.3 Bylaws (incorporated by reference to Form SB-2 (File No. 333-91356) filed on June 27, 2002)

10.1 Director Appointment Agreement of Oded Zucker dated January 1, 2004 (incorporated by reference to Form 10-QSB filed on August 16, 2004)

10.2 Director Appointment Agreement of Shlomo Rothman dated January 1, 2004 (incorporated by reference to Form 10-QSB filed on August 16,
            2004)

10.3 Employment Agreement with Uri Levy dated January 1, 2004 (incorporated by reference to Form SB-2 (File No. 333-120174) filed on November 3, 2004)

10.4 Employment Agreement with Haim Tabak dated April 1, 2004 (incorporated by reference to Form SB-2 (File No. 333-120174) filed on November 3, 2004)

10.5 Employment Agreement with Shachar Schalka dated April 1, 2004 (incorporated by reference to Form SB-2 (File No. 333-120174) filed on November 3, 2004)

10.6 Employment Agreement with Gil Levi dated April 1, 2004 (incorporated by reference to Form SB-2 (File No. 333-120174) filed on November 3,
            2004)

10.7 Employment Agreement with Idan Miller dated May 1, 2004 (incorporated by reference to Form SB-2 (File No. 333-120174) filed on November 3, 2004)

10.9 Joint Venture Agreement, dated June 1, 2004, by and between Zone4Play and Netfun, Ltd. (incorporated by reference to Form 10-QSB filed on August 16, 2004)

31.1 Certification by Chief Executive Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to
            Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification by Chief Financial Officer, required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to
            Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification by Chief Executive Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification by Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      ZONE 4 PLAY, INC.


      Dated:   November 15, 2004      By:   /s/ Shimon Citron
                                           -------------------------------------
                                           Shimon Citron
                                           President and Chief Executive Officer


      Dated:   November 15, 2004      By:   /s/ Uri Levy
                                           -------------------------------------
                                           Uri Levy
                                           Chief Financial Officer