Form 10QSB/A
period 2004-09-30
ZONE 4 PLAY INC
filed 2004-12-20
CIK 1175442

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                 Amendment No. 1

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

                                TABLE OF CONTENTS

                                                                          Page
                                                                         -------
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

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                            ZONE4PLAY INC. AND ITS SUBSIDIARIES
                                                  (A development stage company)

CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------
U.S. dollars

                                                                   September 30,
                                                                        2004
                                                                    ------------
                                                                      Unaudited
                                                                    ------------
    ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                             $651,205
  Trade receivables                                                      163,609
  Other accounts receivable and prepaid expenses                          25,543
                                                                        --------

Total current assets                                                     840,357
                                                                        --------

SEVERANCE PAY FUND                                                        56,970
                                                                        --------

                                                                        --------
PROPERTY AND EQUIPMENT, NET                                               85,852
                                                                        --------

Total assets                                                            $983,179
                                                                        ========

The accompanying notes are an integral part of the consolidated financial statements.

                                                    ZONE4PLAY INC. AND ITS SUBSIDIARIES
                                                          (A development stage company)
CONSOLIDATED BALANCE SHEET
----------------------------------------------------------------------------------------
U.S. dollars (except share data)
                                                                          September 30,
                                                                              2004
                                                                          -----------
                                                                           Unaudited
                                                                          -----------
    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Short-term bank credit                                                  $     9,191
  Short-term loans from stockholders and others                                 1,900
  Trade payables                                                              107,957
  Employees and payroll accruals                                              214,894
  Accrued expenses and other liabilities                                       66,735
                                                                          -----------

Total current liabilities                                                     400,677
                                                                          -----------

ACCRUED SEVERANCE PAY                                                         179,236
                                                                          -----------

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY:
  Common stock of $ 0.001 par value:
    Authorized: 75,000,000 shares as of September 30, 2004;
    Issued and outstanding: 20,540,012  shares as of September 30, 2004        20,540
  Additional paid in capital                                                2,223,282
  Deficit accumulated during the development stage                         (1,840,556)
                                                                          -----------

Total stockholders' equity                                                    403,266
                                                                          -----------

                                                                          $   983,179
                                                                          ===========

The accompanying notes are an integral part of the consolidated financial statements.

                                                                                           ZONE4PLAY INC. AND ITS SUBSIDIARIES
                                                                                                 (A development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS
-----------------------------------------------------------------------------------------------------------------------------
U.S. dollars (except share data)


                                                                                                              Period from
                                                                                                            commencement of
                                             Nine months ended               Three months ended           operations (April 2,
                                               September 30,                   September 30,                2001) through
                                       ------------------------------- -------------------------------      September 30,
                                           2004              2003             2004             2003               2004
                                       --------------  ---------------  --------------- ---------------  ---------------------
                                                                 Unaudited                                    Unaudited
                                       ---------------------------------------------------------------  ----------------------
Revenues:
  Software applications              $       432,883   $       102,940   $       140,364   $        57,277   $       671,787
  One-time sale of software
    applications to related party            196,000           380,000                --                --           704,340
                                     ---------------   ---------------   ---------------   ---------------   ---------------

Total revenues                               628,883           482,940           140,364            57,277         1,376,127
Cost of revenues                             113,296           180,637            13,372             8,154           405,392
                                     ---------------   ---------------   ---------------   ---------------   ---------------

Gross profit                                 515,587           302,303           126,992            49,123           970,735
                                     ---------------   ---------------   ---------------   ---------------   ---------------

Operating expenses:
  Research and development                   812,436           342,154           358,915           162,821         1,825,269
  Selling and marketing                      293,563            81,221           142,012            44,263           498,293
  General and administrative                 277,726            82,074           139,441            16,867           407,932
                                     ---------------   ---------------   ---------------   ---------------   ---------------

Total operating expenses                   1,383,725           505,449           640,368           223,951         2,731,494
                                     ---------------   ---------------   ---------------   ---------------   ---------------

Operating loss                               868,138           203,146           513,376           174,828         1,760,759
Financial expenses, net                       22,066            37,790            11,837            27,355            66,211
                                     ---------------   ---------------   ---------------   ---------------   ---------------

Net loss                                     890,204           240,936           525,213           202,183         1,826,970
                                     ===============   ===============   ===============   ===============   ===============

Basic and diluted net loss per
   share                             $         0.049   $         0.023   $         0.026   $         0.019
                                     ===============   ===============   ===============   ===============

Weighted average number of shares
   of Common stock used in
   computing basic and diluted net
   loss per share                         18,262,350        10,426,190        20,012,050        10,426,190
                                     ===============   ===============   ===============   ===============

The accompanying notes are an integral part of the consolidated financial statements.

                                                                                                 ZONE4PLAY INC. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS                                                                  (A development stage company)
------------------------------------------------------------------------------------------------------------------------------------
U.S. dollars


                                                                                                                    Period from
                                                                                                                  commencement of
                                                Nine months ended                  Three months ended           operations (April 2,
                                                 September 30,                        September 30,                2001) through
                                        ------------------------------     ----------------------------------        September 30,
                                              2004            2003               2004               2003                2004
                                        --------------  ----------------   ---------------     --------------      ----------------
                                                                  Unaudited                                           Unaudited
                                        ---------------------------------------------------------------------      ----------------
 Cash flows from operating
   activities:
 Net loss                             $      (890,204)   $      (240,936)   $      (525,213)   $      (202,183)   $    (1,840,556)
 Adjustments required to reconcile
   net loss to net cash provided by
   operating activities:
 Depreciation                                  32,407             15,958             17,511              5,605             60,439
 Loss from sale of property and
   equipment                                       --                 --                 --                 --              1,702
 Increase in trade and
   other accounts receivable and
   prepaid expenses                          (131,967)           (49,994)           (58,169)           (26,714)          (172,617)
 Increase (decrease) in trade
   payables                                    30,410            (13,853)            12,290             33,220            107,957
 Increase (decrease) in employees
   and payroll accruals                        53,006             32,209             21,101            (13,199)           214,893
 Increase (decrease) in accrued
   expenses and other liabilities              39,910              2,895            (37,057)            (4,259)            66,735
 Decrease in advance payments from
   customers and related parties             (243,500)                --                 --                 --                 --
 Accrued severance pay, net                    54,489             21,710             16,894              2,844            122,267
Issuance of Common Stock to a
service provider                                51914                 --              12000                 --              51914
                                      ---------------    ---------------    ---------------    ---------------    ---------------

 Net cash provided by operating
   activities                              (1,003,525)          (232,011)          (540,643)          (204,686)        (1,387,266)
                                      ---------------    ---------------    ---------------    ---------------    ---------------

 Cash flows from investing
   activities:
 Purchase of property and equipment           (62,563)           (19,610)           (11,478)           (12,159)          (150,098)
                                      ---------------    ---------------    ---------------    ---------------    ---------------

 Net cash used in investing
   activities                                 (62,563)           (19,610)           (11,478)           (12,159)          (150,098)
                                      ---------------    ---------------    ---------------    ---------------    ---------------

 Cash flows from financing
   activities:
 Issuance of shares in respect of
   reverse shell acquisition (1)                3,546                 --                 --                 --              3,546
 Issuance of Common stock, net              2,173,932                 --            976,135                 --          2,173,932
 Short-term bank credit, net                  (27,662)               493              6,136              6,804              9,191
 Receipt  of short-term loans from
   stockholders and others                     50,000            249,936                 --                 --            534,295
 Principle payments due to
   short-term loans from
   stockholders and others                   (532,395)            16,995             (2,097)            16,995           (532,395)
                                      ---------------    ---------------    ---------------    ---------------    ---------------

 Net cash provided by financing
   activities                               1,667,421            267,424            967,722             23,799          2,188,569
                                      ---------------    ---------------    ---------------    ---------------    ---------------

 Increase (decrease) in cash and
   cash equivalents                           601,323             15,803            415,601           (193,046)           651,205
 Cash and cash equivalents at the
   beginning of the period                     49,882                816            235,604            209,665                 --
                                      ---------------    ---------------    ---------------    ---------------    ---------------

 Cash and cash equivalents at the
   end of the period                  $       651,205    $        16,619    $       651,205    $        16,619    $       651,205
                                      ===============    ===============    ===============    ===============    ===============

----------
(1) On February 1, 2004, the Company acquired Zone4Play Inc. (Delaware) through a reverse shell purchase acquisition (see Note 1b).

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

      e In April 2004, the Company completed a $ 1.2 million private placement, consisting of 1,500,000 shares of its Common stock of $
            0.001 par value and two warrants to purchase one share of Common stock each. One warrant is exercisable for 24 months at a price of $1.85 per share and one warrant is exercisable for 36 months at a price of $2.50 per share. The purchase price for each Common stock and two warrants was $ 0.80. The privet placement agreement was signed with a group of institutional and individual investors.

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

              a. The following is a summary of operations within geographic areas, based on the location of the customers:

                                                                                               Period ended September 30,
                                                                                         ----------------------------------
                                                                                              2004                  2003
                                                                                         ---------------        -------------
                                                                                                 Total revenues
                                                                                         ------------------------------------
                      United Kingdom                                                     $475,693                    $ 86,452
                      USA                                                                 125,257                          --
                      Israel                                                               19,236                       6,536
                      Cyprus                                                                   --                     380,000
                      Holland                                                               7,913                       8,657
                      Others                                                                  784                       1,295
                                                                                         --------                    --------

                                                                                         $628,883                    $482,940
                                                                                         ========                    ========


              b. Major customer data as a percentage of total revenues:
                                                                                   2004                              2003
                                                                             ---------------                    ---------------
                      Customer A                                                          34%                                15%
                                                                             ===============                    ===============
                      Customer B (related party)                                          31%                                --
                                                                             ===============                    ===============
                      Customer C                                                          13%                                --
                                                                             ===============                    ===============
                      Customer D (related party)                                          --                                 79%
                                                                             ===============                    ===============

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

Results of Operations - Three and Nine Months Ended September 30, 2004 Compared to Three and Nine Months Ended September 30, 2004

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

Item 3.  Controls and Procedures.

         As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange
Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Exhibit
 Number                                                                Description
------------------ -- ------------------------------------------------------------------------------------------------
2.1                   Stock  Purchase  Agreement  dated  December  1,  2003  between  Zone4play,  Inc.  and Old  Goat
                      Enterprises, Inc. (incorporated by reference to Form 8-K/A filed on April 5, 2004)
3.1                   Articles of Incorporation (incorporated by reference to Form SB-2 (File No. 333-91356) filed on June 27, 2002)
3.2                   Certificate of Amendment to Articles of Incorporation (incorporated by reference to Form 8-K filed on February 6, 2004)
3.3                   Bylaws (incorporated by reference to Form SB-2 (File No. 333-91356) filed on June 27, 2002)
10.1                  Director Appointment Agreement of Oded Zucker dated January 1, 2004 (incorporated by reference to Form 10-QSB filed on August 16, 2004)
10.2                  Director Appointment Agreement of Shlomo Rothman dated January 1, 2004 (incorporated by reference to Form 10-QSB filed on August 16, 2004)
10.3                  Employment Agreement with Uri Levy dated January 1, 2004 (incorporated by reference to Form
                      SB-2 (File No. 333-120174) filed on November 3, 2004)
10.4                  Employment Agreement with Haim Tabak dated April 1, 2004 (incorporated by reference to Form
                      SB-2 (File No. 333-120174) filed on November 3, 2004)
10.5                  Employment Agreement with Shachar Schalka dated April 1, 2004 (incorporated by reference to
                      Form SB-2 (File No. 333-120174) filed on November 3, 2004)
10.6                  Employment Agreement with Gil Levi dated April 1, 2004 (incorporated by reference to Form SB-2
                      (File No. 333-120174) filed on November 3, 2004)
10.7                  Employment Agreement with Idan Miller dated May 1, 2004 (incorporated by reference to Form
                      SB-2 (File No. 333-120174) filed on November 3, 2004)
10.9                  Joint Venture Agreement, dated June 1, 2004, by and between Zone4Play and Netfun, Ltd.
                      (incorporated by reference to Form 10-QSB filed on August 16, 2004)
31.1                  Certification by Chief Executive  Officer,  required by Rule 13a-14(a) or Rule 15d-14(a) of the
                      Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2                  Certification by Chief Financial  Officer,  required by Rule 13a-14(a) or Rule 15d-14(a) of the
                      Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1                  Certification by Chief Executive  Officer,  required by Rule 13a-14(b) or Rule 15d-14(b) of the
                      Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code,  promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2                  Certification by Chief Financial  Officer,  required by Rule 13a-14(b) or Rule 15d-14(b) of the
                      Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code,  promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     ZONE 4 PLAY, INC.

   Dated:   December 20, 2004         By:  /s/ Shimon Citron
                                          --------------------------------------
                                          Shimon Citron
                                          President and Chief Executive Officer

   Dated:   December 20, 2004         By:  /s/ Uri Levy
                                           -------------------------------------
                                           Uri Levy
                                           Chief Financial Officer