Form 10KSB
period 2004-12-31
ZONE 4 PLAY INC
filed 2005-03-30
CIK 1175442

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from ___________ to __________

                          COMMISSION FILE NO. 333-91356

                                ZONE 4 PLAY, INC.
                 (Name of small business issuer in its charter)

                          NEVADA                                                98-037121
(State or other jurisdiction of incorporation or organization)      (I.R.S. Employer Identification No.)

  103 FOULK ROAD, WILMINGTON, DELAWARE                              19803
(Address of principal executive offices)                          (Zip Code)

Issuer's telephone number: (972) - 3 - 6471884

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes: [X]     No: [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB: [X]

State the issuer's revenues for fiscal year ended December 31, 2004: $768,624

State the aggregate market value of the voting and non-voting equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of a specified date within the past 60 days: $24,429,718 as of March 1, 2005

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 23,250,010 shares of Common Stock as of March 1, 2005

The following documents are incorporated by reference into this Annual Report on Form 10-KSB: Portions of the issuer's definitive proxy statement for its 2005 annual meeting of stockholders are incorporated by reference into Part III of this report.

Transitional Small Business Disclosure Format:

                              Yes: [_]   No: [X]

                                ZONE 4 PLAY, INC.

                                   FORM 10-KSB
                  (FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004)

                                TABLE OF CONTENTS


                                                                                                          PAGE
PART I
Item 1           Description of Business                                                                    1
Item 2           Description of Property                                                                   23
Item 3           Legal Proceedings                                                                         23
Item 4           Submission of Matters to a Vote of Security Holders                                       23

PART II
Item 5           Market for Common Equity and Related Stockholders Matters                                 24
Item 6           Management's Discussion and Analysis or Plan of Operation                                 26
Item 7           Financial Statements                                                                      31
Item 8           Changes In and Disagreements With Accountants on Accounting and Financial Disclosure      31
Item 8A          Controls and Procedures                                                                   32
Item 8B          Other Information                                                                         32

PART III
Item 9           Directors, Executive Officers, Promoters and Control Persons; Compliance With Section
                    16(a) of the Exchange Act                                                              33
Item 10          Executive Compensation                                                                    33
Item 11          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
                    Matters                                                                                33
Item 12          Certain Relationships and Related Transactions                                            33
Item 13          Exhibits                                                                                  33
Item 14          Principal Accountant Fees and Services                                                    33

     References in this Annual Report on Form 10-KSB to the "Company", "we", "us" or "our" include Zone 4 Play, Inc. and its subsidiaries, unless the context requires otherwise.

     Zone4Play(R) is a trademark of the Company.

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

     The statements contained in this Annual Report on Form 10-KSB that are not historical facts are "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. In particular, our statements regarding the potential growth of the markets are examples of such forward-looking statements. The forward-looking statements include risks and uncertainties, including, but not limited to, the growth of the interactive game market and other factors, including general economic conditions and regulatory developments, not within our control. The factors discussed herein and expressed from time to time in our filings with the Securities and Exchange Commission could cause actual results and developments to be materially different from those expressed in or implied by such statements. The forward-looking statements are made only as of the date of this filing, and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

     Zone 4 Play, Inc. (together with its subsidiaries, "Zone4Play" or the "Company") develops interactive games technology that provides an end-to-end solution for multiple platforms, interactive TV, mobile phones and the Internet, allowing service providers to deliver games to their subscribers. Our technology provides play-for-fun interactive games and play-for-real gaming.

     Our customers include cable and satellite television companies, wireless operators, Internet service providers and hospitality service providers. Among our customers are AVAGO TV (Sky UK), NTL (UK), Telewest (UK), Cablevision (US), Lodgenet (US), RCN (US), The Poker Channel (UK) and Eurobet (UK).

     Our technology allows service providers to generate additional revenue from their existing infrastructure and subscriber base, and allows a subscriber to switch from one platform, such as interactive TV (iTV), wireless or Internet, to another platform using a single account with the same virtual account balance and user information. To our knowledge, our technology is unique in its ability to utilize a single account to play a game on different platforms. With this capability, our technology increases the variety of services that our customers can offer.

     Our customers typically enter into revenue-sharing agreements with us under which they use our technology to offer games to their subscribers and pay us a percentage of the revenues generated from those games.

     We were incorporated under the laws of the State of Nevada on April 23, 2002, as Old Goat Enterprises, Inc. On February 1, 2004, Old Goat Enterprises, Inc. issued the shareholders of Zone 4 Play, Inc., a Delaware corporation, 10,426,190 shares of common stock, in consideration for the entire share capital of Zone 4 Play, Inc. Immediately after the issuance, the shareholders of Zone 4 Play, Inc. held 53% of the issued and outstanding share capital of Old Goat Enterprises, Inc., and subsequently changed its name to Zone 4 Play, Inc., a Nevada corporation. The transaction was accounted for as a reverse acquisition, whereby Old Goat was treated as the acquired company and Zone 4 Play, Inc. (Delaware) as the acquirer. The historical financial statements of Zone 4 Play, Inc. (Delaware) became our historical financial statements. We conduct our operations through our wholly owned subsidiaries, Zone4Play (Israel) Ltd., an Israeli corporation incorporated in July 2001, Zone4Play (UK) Limited, a United Kingdom corporation incorporated in November 2002 and Zone4Play, Inc., a Delaware corporation. We also own 50.1% of the issued and outstanding share capital of MixTV Ltd., which is a leading developer of mobile messaging TV technologies that are revolutionizing the television viewing experience by enabling massive multi-player participation on prerecorded and live television programs. Based on our agreement with NetFun Ltd., the holder of the minority interest in MixTV Ltd., we will hold the entire interest in MixTV Ltd. in April 2005.

INDUSTRY BACKGROUND

     The interactive games market is currently divided into four different platforms, interactive TV, wireless applications, the Internet and SMS-TV.

INTERACTIVE TELEVISION

     Interactive television (iTV) enables a viewer to interact with TV content, respond to an ad or access internet-based services. For example, viewers can take part in a TV program, play games, make purchases and even send text messages and emails, all through their television set.

     As part of the evolving growth of interactive TV, interactive entertainment channels and services are becoming increasingly popular. These channels and services create new forms of revenue streams that are driven not from traditional advertising but the monetization of the interactivity -- for example, paying to play games, search cinema listings and gambling.

WIRELESS

     Wireless mobile is by far the largest media audience in history. With 1.7 billion subscribers, the wireless medium promises to reach a far broader audience than radio, TV or the Internet. Today there is a critical mass of download-capable, color handsets in the hands of consumers, and almost 100% of these phones are capable of interacting and responding in real-time. Wireless mobile offers a unique opportunity to establish a one-to-one relationship with an audience. The demand for games and other interactive wireless content such as news, sports and information services, images, and music, is booming, and according to industry analysts, is playing an increasingly dominant role in wireless phone usage.

     Wireless operators closely guard their customer base and prefer to maintain "walled garden strategies"; i.e., complete control over the subscriber's access to wireless services. After initial forays into the development of wireless content in-house, most wireless operators are increasingly realizing that their core expertise is not in the development of content and services, but in providing the platform and provision of such services. As a result, wireless operators are increasingly beginning to adopt a more flexible strategy.

     Currently wireless operators encourage the development of independent wireless content providers to supply innovative and compelling content. In return, mobile operators will benefit from increased customer loyalty due to the improved user service experience, rising wireless phone usage and increased data traffic, as well as a share of the related revenues, while avoiding the investment and risk involved in developing content and services.

     Wireless entertainment has evolved from the basic cell phone to the sophisticated, full color, multi-player and interactive high quality wireless games of today. While the wireless medium may not offer quite as many features or be as visually impressive as console or PC games, we believe that wireless gaming will develop a growing following because of its convenience and other factors. Wireless entertainment also includes emerging mobile betting and gambling. We believe that the wireless gambling market will emerge as a significant opportunity like web-based gambling.

SMS-TV MARKET

     The convergence of wireless and TV technologies enables an enhanced and enriched TV experience by providing the ability to embed additional program data, such as home audience cellular-based interaction, into live feeds or prerecorded shows and programs.

     SMS texting and other user interactions that can respond to or influence television programming have recently gained significant popularity. Entertainment, sports and fixed-odds services will be at the heart of demand for such services. The "getting the audience involved" experience lets viewers interact with one another or with content associated with reality shows, regular shows, advertisements or fixed-odds games by sending in messages that are displayed or accumulated on the television screen.

     SMS interaction has been a significant success in Europe and Asia for several years, and recently has been making in-roads in the U.S.

     A major and growing share of SMS is channeled to the emerging world of SMS-TV due to the ongoing innovative and creative development of content enabling the usage of mobile text messaging with TV broadcast content. For example, using the SMS channel for voting has proved particularly popular in Europe. O2 UK revealed recently that more than 200,000 votes were cast via premium SMS within one hour for the TV show Popstars - The Rivals.

THE INTERACTIVE ENTERTAINMENT MARKET

     The interactive entertainment market has emerged as a result of the rapid growth and significant technological advancement in the communications industry. Service providers are launching new data services, including downloadable games, ring tones and images, to drive revenues and retain subscribers. They invest heavily in technology to take advantage of advanced networks and next-generation devices, including 3G mobile phones and new set-top cable and satellite boxes.

     Our primary markets include:

          o Interactive TV (interactive cable and satellite television companies, television channels, and television programs), or iTV
               - Our iTV packages have been deployed by cable and satellite TV companies around the world, including Cablevision and RCN in the US, and SKY, Telewest and NTL in the UK.

          o Wireless service providers - We provide online games and support SMS, WAP, J2ME, PDA and 3G technologies. We offer a single user account feature which allows a user to utilize the wireless platform to play the same games on other platforms, including iTV and the Internet, under a single account with the same virtual account balance and user information.

          o Internet service providers - Our products are being deployed by ISP's (such as UPC (Holland and Austria)) and are available for IPTV (Internet Protocol TV based on technologies such as xDSL and FTTx) to offer our interactive games platform solutions.

          o Hospitality service providers (games on demand) - Our products are currently deployed by LodgeNet (US), a hotel in-room service provider platform. The hotel can offer its customers interactive games using their in-room TV and remote control.

     Within the interactive entertainment market, we serve two market segments:

          o PLAY FOR FUN - Includes service providers offering interactive games that do not involve the direct transfer of money between the service provider and the subscriber. This is a rapidly growing market which holds great potential and opportunities for innovative gaming applications providers. Our solutions for the play for fun market include Zone4Play branded skill games, multi-player games, trivia games, casino games and sports games. We also develop customized games for our customers. Additionally, we provide content licensed from third-party developers such as Slingo and Game Universe.

          o PLAY FOR REAL - Includes service providers that operate interactive gaming and gambling applications which involve monetary transactions between the service provider and the subscriber. Industry trends indicate that this market will continue to grow and offer subscribers a broad range of access possibilities to place real-money bets. This market is heavily regulated. Our current operations in this market are conducted exclusively in the United Kingdom.

OUR STRATEGY

     Our goal is to become a leading global provider of interactive games technology to the iTV, wireless and Internet markets. We believe that developing a diversified portfolio of high quality, innovative applications is critical to our business. We intend to:

     o DEVELOP INNOVATIVE APPLICATIONS. We will continue to devote significant resources to the development of high-quality, innovative applications and work with the best content developers. As the interactive entertainment landscape continuously evolves, we expect to extend our cross-platform solutions to accommodate advancements in network and device technology.

     o EMPHASIZE ZONE4PLAY-BRANDED TECHNOLOGY. We plan to emphasize the unique features of Zone4Play-branded applications, which typically generate higher margins for us. We intend to broaden our applications to highlight the community aspects of our content, thereby offering our customers the opportunity to increase subscriber satisfaction, leading to reduction in subscriber turnover.

     o LICENSE THIRD PARTY BRANDS. We will continue to license well-known, third party brands and collaborate with major media companies and other brand holders to introduce third party branded applications. We believe that familiar titles facilitate the adoption of our applications by our customers and their subscribers, and create strong marketing opportunities.

     o ESTABLISH A LEADING HOSTED ENVIRONMENT. We plan to leverage our cross-platform capabilities to develop a hosted environment that will allow customers to offer their subscribers the opportunity to participate in multi-player games with subscribers from other customers and on other platforms. We believe this approach will draw subscribers to the multi-player community by offering an established player base even to subscribers of new customers.

     o EMPHASIZE OUR BUSINESS MODEL. We will continue to highlight our revenue-share model's collaborative features for our customers, the service providers. We believe the revenue-share model makes us a partner in the technology effort, fully committed to upgrading and enhancing the capabilities of our applications, since we have an ongoing interest in the revenue they generate for the customer and, ultimately, ourselves.

OUR COMPETITIVE STRENGTHS

     We believe that our competitive strengths include:

     PROPRIETARY, AWARD WINNING, TECHNOLOGY AND COMMITMENT TO RESEARCH AND DEVELOPMENT. We invest in research and development to create applications and technologies that incorporate the advanced capabilities of next-generation networks. We have developed proprietary technologies that enable us to distribute our solutions across different platforms. In 2002, our innovative technology won first place at the "Neddies," an international competition for iTV applications developers organized by NDS Ltd. We offer our cross-platform technologies through revenue-sharing arrangements with our customers. The cross-platform nature of our technologies allows us to remain neutral to the network choices made by our customers, and enables our customers to reach a larger number of subscribers.

     CUSTOMER RELATIONSHIPS AND DISTRIBUTION CHANNELS ACROSS MULTIPLE PLATFORMS. Service providers are our primary customers and the distributors of our applications. Over the past two years, we have established agreements to distribute our applications through major wireless operators, Internet service providers, and cable and satellite companies. We believe that we are able to build our distribution channels as a result of our focus on customer service, the quality of our applications and our ability to deploy those applications on a broad range of devices and networks. We believe that the time and difficulty involved in building a global distribution channel represents a significant barrier to entry for our potential competitors.

     DIVERSE PORTFOLIO OF ORIGINAL AND LICENSED PROPERTIES. We publish a diverse portfolio of interactive entertainment applications. Our applications span multiple categories and are based on intellectual property that we create and own and well-established brands that we license from third parties. We believe that our approach to develop branded content for our platform has broad customer appeal and reduces our reliance on any particular application. In addition to introducing new applications, we continuously update our existing applications to take advantage of enhanced functionality of new media platforms.

     RECURRING REVENUE-GENERATING BUSINESS MODEL. Our business strategy emphasizes the collaborative nature of our approach to customers. We prefer to enter into revenue-share agreements with our customers, rather than license our technology. We believe this approach will continue to generate revenue long after the technology's initial release. The market data we collect from sales and usage of our applications also provides us with valuable insight into carrier and subscriber preferences and guides the development of future application.

OUR PRODUCTS AND TECHNOLOGY

     Zone4Play's proprietary cross-system product line allows access to a variety of platforms through a single user account. Thus, our focus on inter-operability (iTV, Mobile, Internet) enables us to offer a choice of access possibilities in one all-encompassing technology.

     Zone4Play's products are comprised of an array of components. The customer can select those components that are the most appropriate to be added. Back-office, single/multi-player, game engines interface with cellular, SMS TV, iTV and the Internet.

                             [Back Office Diagram]

ZONEMAS(TM) BACK OFFICE SUITE

     Zone4Play's strategy is to provide gaming operators with all the software tools they need to deploy gaming services to their customers in the most efficient and lucrative manner. So whether connecting to existing enterprise operations or starting from scratch, Zone4Play's ZoneMAS is a robust, highly secure and cost-effective back-office suit that is specially designed to cater to the dynamic needs of gaming operators.

     ZoneMAS is an advanced cross-platform back office system that enables the delivery of betting services on numerous interactive platforms such as the Internet, mobile, iTV, and the groundbreaking broadcast TV, using a one-time registration process and a single account. ZoneMAS supports fixed odds games, lottery games, number games, bingo games and more. ZoneMAS is a cross platform solution designed to meet these unique requirements. ZoneMAS includes advanced marketing and advertising tools, including a bonus system mechanism, VIP system, customer retention system, lifetime value mechanism, tournament systems, data mining and an in-house affiliation system.

     ZoneMAS advanced features include:

     o    Cross platform capabilities (Internet, mobile and iTV)

     o    Familiar web-based interface that enables access from any browser

     o State-of-the-art security systems for sites include SSL Personal Key management for every system access

     o    User-friendly interfaces and features

     o Real-time reporting of trends, individual account analysis and performance

     o    Marketing and advertising subsystems

     o    Full third party support via an application program interface.

GAME SERVERS

     Stand-Alone Games Server

     This server's function is to manage the game logic of fixed-odds betting. The server supports the installation of games in a uniform protocol to connect with the back-office and different customers' interfaces. We developed several game engines for Roulette, Dice, Keno, Hi-Lo, Slots, Bingo-Keno, Horse Racing and more which have been successfully deployed for several years at different clients. The server also supports installation of games developed by third parties.

     Multi-Player Games Server

     This server controls the multi-player games developed by us. The server operates two types of games: (1) games where several players play against each other, like Poker, and the server manages the game tables and the tournaments; and (2) games where drawings take place every few minutes and can be observed by all participants, such as SMS TV.

                          [Zone Games Engines Diagram]

MOBILE SOLUTION

     We have extended our expertise with interactive gaming technologies to the mobile world. Our mobile solutions include fixed odds games, casino games, sports book services, lottery games and MP poker. Our mobile fixed odds games are full applications residing on the handset and on top of the game presentation layer. They allow access to account management features, such as deposits and withdrawals, at any given time, ancillary to on-line account management services on the web.

     The game client application integrated together with the Zone4play server component offers an end-to-end solution. Integration of all the fixed odds activities then takes place on the back end systems between the Zone4Play server and any third party bookmaker's back office. Game applications run on J2ME, Brew and WAP platforms to deliver the best experience in regard to the platform's inherent limitations.

     Zone4Play's fixed odds portfolio includes the most popular games such as Hi-Lo, Slots, Keno, Bingo, Roulette, Dice, Virtual Horseracing, and others - all with user-friendly management features and full back-office support.

     Zone4Play's lottery services portfolio includes games such as traditional lottery, fixed odds lucky number games, pool games, Keno & Bingo, instant tickets and scratch cards, profitability games, video lottery games and more - all with user-friendly management features and full back-office support.

     Mobile features include:

     o    Supports over 40 different handsets by Nokia, SE, Samsung and more

     o    Interfaces with Java, SMS, WAP and Brew protocols

     o Maximum security - all Zone4Play games integrate state-of-the-art SSL encrypted protocols and encryption keys

     o Game engine, presentation layer and bandwidth-saving download mechanisms are all part of the package

     o Cross-operator/cross-media environment - Zone4Play's server-based solutions allow cooperation with iTV, satellite, and Internet-based gaming operations enabling a single-account, cross-platform gaming experience.

ZONEITS(R) SERVER (INTEGRATED GAMING MANAGEMENT PLATFORM)

     ZoneITS is a designated server that resides on the customer's network and handles all incoming requests from mobile handsets such as subscriber registration, access to applications, and all Java-enabled interactivity. The server's advanced proprietary architecture enables reliance on a single uniform protocol between the mobile client and terminal.

     The server is specially designed to manage updated versions of devices by providing information about the client's memory status and other resources. This allows all monitoring and repairs to take place in the server environment which eliminates the need for changing the basic code on the Java client. The proprietary architecture increases security and creates an additional buffer between the client and the server, making the content transferred between mobile clients and the terminal uniformly encrypted.

     ITV SOLUTION

     Our iTV products are proprietary set top box single screen stand-alone game applications, multi-player games applications and branded iTV games under exclusive agreements with Game Universe's SkillJam, the on-line skill game provider for MSN Zone(TM) and Go.com, and Slingo, one of the most played online games.

     Zone4Play delivers:

     o    Fixed odds games service

     o    Sport betting services

     o    Lottery and scratch cards services

     Our iTV solutions operate on any available middleware and can be deployed by all cable, satellite and IPTV providers. Zone4Play has been deployed on Sky, NTL and Telewest (all three UK platforms) and other TV platforms worldwide.

     System components include:

     o    Client side application development

     o Customer back-office application program interface - the back-office handles all transactions and manages the balances of each user's account. An approved application program interface was integrated into the system design to perform smooth interaction with the system.

SMS-TV SOLUTION

     Zone4Play has developed a system for television audiences by combining its ability to deliver complete interactive applications with SMS-driven interaction. The new technology enables the seamless delivery of sophisticated interactive gaming services to TV viewers regardless of the availability of a return path and without any reliance on the set-top box. The goal is to enable fixed odds and lottery service providers to reach mass audiences by broadcasting linear TV gaming applications, and to enable broadcasters to offer gaming programming to their viewers.

     This innovative solution, based on our patented technology, opens a completely new medium for interactive gaming. The new technology uses mobile text messaging to bring interactive gaming and communities to subscribers without a return-path and creates an up-close, personal and "sticky" virtual community around the channel.

     Because the games broadcast as a video stream to a TV channel, SMS is the interaction delivery platform for full cycle fixed odds game mechanism. The broadcaster component integrated with the Zone4Play server component offer an end-to-end solution. Integration of all fixed odds activities then takes place on the back end systems between Zone4Play and the gaming operator's back office.

     The portfolio of applications includes fixed odds games and lottery services all as "stand alone" interactive applications or overlaid on broadcast programs. All applications are enhanced with full community-based features. The SMS Fixed Odds Portfolio includes: Roulette, Hi Lo, Virtual Horse Racing, Keno, Dice and Virtual car racing.

SKILL GAMES SOLUTION

     In the skill games field, players select their skill game of choice and pay a tournament entry fee. The player who earns the highest score in the tournament wins cash. Unlike casino games (which are mostly games of chance) the chance of winning skill games varies with the user's skill level in that particular game. Users have the option of competing against one person or participating in larger tournaments where prizes will be bigger.

CROSS-PLATFORM SKILL GAMES SYSTEM

     Zone4Play's cross-platform skill games solution integrates a cross-accounts transaction system for enabling the delivery of skill games over mobile handsets, iTV and the web.

OUR CUSTOMERS

     The Company currently provides interactive applications to cable and satellite companies, wireless service providers, website operators and the hospitality industry.

     In the field of cable and satellite, we enter into agreements with cable and satellite companies and operators of television channels that provide interactive games, as well as other television content providers. In these agreements we provide our customers with unique state-of-the-art development capabilities as well as off-the-shelf applications. Our applications are play-for-real, play-for-fun packages, and SMS-TV applications (for fun and for real) and generate revenue on a range of revenue models. Our preference is always to enter into agreements with our customers that will provide us with a percentage of net revenue generated by our customers, or a percentage of the net income generated by our customers. However, we do enter into licensing agreements from time to time where we charge a license fee for the use and/or distribution of our applications. The term of our agreements is between one and five years.

     Similarly, in the field of wireless handheld devices, our strategy is to enter into revenue share agreements that provide us with a stream of revenue based on the success of our applications. Similar to iTV, these applications are play-for-fun and/or play-for-real and generate revenue through the download of applications by customers' end-users and/or premium telephony rates paid by these end-users.

     In the field of Internet applications, we believe we are a leader in the creation and development of lifelike applications that enhance the user experience. Zone4Play uses its extensive experience in the creation of web applications and websites. The Company supplies full client and server side applications, including advanced e-commerce and security modules.

     In the hospitality industry, we also contract on a revenue share model and receive recurring revenues from our customers.

     Our customers are usually responsible for marketing and customer support, and we provide the technology for the application (either client-side application, or server-side application, or the back-office.)

     Additionally, we enter into agreements with third parties for the development of Zone4Play applications that make use of third party brand names, trademarks, service marks and other intellectual property for use and deployment on iTV platforms. Among our customers are Slingo Inc., providing Internet Slingo games (cards and kids games), Game Universe Inc., adapting skill games and pay per-use Internet games for iTV, as well as other prominent household brands.

     Our iTV customers are primarily in the United States and the United
Kingdom.

     Currently our major customers in the U.S. are:

     o EchoStar Satellite LLC, an operator of direct broadcast satellite DBS systems, to which we provide a multi-player interactive trivia bingo game

     o CSC Holdings, Inc. (Cablevision), to which we provide a package of play-for-fun casino games. CSC charges its subscribers a fixed monthly subscription fee. We also provide to CSC (through NDS Limited) other games (such as pool, mini golf, slingo games) on other revenue models such as pay-per-day, pay-per-play, or any hourly or day/week increment basis for a fee

     o RCN Telecom Services of Illinois, LLC, under which we supply certain software applications for use in the Chicago area.

     Currently our major customers in the UK are:

     o Two Way media Limited, which operates fixed odds service on cable in the UK under the name of Winner channel

     o The Poker Channel Ltd., operator of a television channel providing interactive games and other content, including poker and gambling programming, teleshopping and content for the interactive games service (also known as "The Poker Channel")

     o The Gaming Channel Limited, which operates the gaming channel AVAGO. We provide three play-for-real interactive television games. Other games are provided on a play-for-fun model where viewers use return-path telephony as the billing mechanism. We also provide play-for-fun Texas Hold'em Multi Player Poker. In 2004 we derived 38% of our revenues from the Gaming Channel Limited

Our wireless customers are:

     o The Gaming Channel Limited, to which we license certain mobile software applications that allow play-for-real games on a non-exclusive basis for distribution by Hutchison UK

     o Eurobet UK Limited, to which we provide software for fixed odds and casino mobile telephone applications which include the games Bingo, Virtual Horse Racing, Dice, Keno, Hi-Lo and Slots

     o Other customers that deploy our play-for-fun games, such as O2 (in the UK), Mobistar, Orange (in Israel) and others.

Hospitality customers

     Our only current customer is LodgeNet Entertainment Corporation, which we granted a license to use and operate our solutions for Internet and flash-based games in hotels in the U.S. that receive LodgeNet programming through the LodgeNet entertainment-on-demand system. We provide Lodgenet with a casino games package on a play-for-fun basis. We also provide:

     o Fifteen new skill games (together with game universe) under four subcategories (card games, tile games, puzzle games and word games) in a designated section branded "Skill Jam."

     o    A stand-alone version of a Texas Hold'em Poker game

     o Five Slingo kids games such as "Kids Bumper," "Circus tars," "Match'ums 4 Kids," "Slingo 4 Kids," and "Roni Blocks"

Internet customers

     Our only current customer is Commonwealth Telephone Enterprises Inc., which operates a broadband Internet service in Pennsylvania and offers its customers games packages consisting of single-player and multi-player play-for-fun casino games.

Dependence on Three Customers

     In 2004, we derived approximately 75% of our revenues from three major customers: The Games Channel Limited (38%); Winner.com (UK) Ltd. (26%); and RCN Telecom Services of Illinois LLC (11%).

RESEARCH AND DEVELOPMENT

     We spent $504,153 and $1,347,960 on research and development during 2003 and 2004, respectively. None of such amounts were borne directly by customers.

COMPETITION

     The interactive entertainment applications market is highly competitive and characterized by frequent product introductions, new technologies, and evolving platforms in iTV, wireless and the Internet. As demand for applications continues to increase, we expect new competitors to enter the market and existing competitors to allocate more resources to develop and market their applications. As a result, we expect competition in the interactive entertainment market to intensify.

     The current and potential competition in the interactive entertainment applications market includes major media companies, traditional video game publishing companies, service providers in the iTV, wireless and Internet markets, iTV, wireless and Internet software applications providers, and other pure-play interactive entertainment companies.

ITV MARKET

     Currently, we consider our primary competitors in the iTV market to be Visiware (provider of iTV solutions), Pixel technologies (provider of gaming solutions), Yoomedia PLC (UK based interactive entertainment provider), Static2358 (gaming applications developer of the OpenTV platform and owner the "PlayJam" gaming channel),Visionik (developer of front-end gaming graphics and presentation layers to the end-user), and Betting Corp, which develops server and gaming engines.

WIRELESS MARKET

     The current and potential competition in the wireless entertainment applications market includes major media companies, traditional video game publishing companies, wireless carriers, wireless software providers and other pure-play wireless entertainment companies. Larger, more established companies are increasingly focused on developing and distributing wireless applications that directly compete with us.

     We also compete with wireless content aggregators, who combine applications from multiple developers (and sometimes publishers) and offer them to carriers or through other sales channels. We generally differentiate ourselves from aggregators in several key respects. Unlike us, aggregators do not typically fund development, provide design input or provide quality assurance for their applications. Also, since aggregators usually do not own an application's copyright, they often retain less than a majority of the revenues generated from application sales. We consider our primary competitor in the wireless market to be Chartwell Technologies and Mfuse Ltd. Chartwell Technologies is a well-known brand for the development of Internet gambling sites. Chartwell is also approaching the mobile market with its customized applications to mobile devices. Mfuse is a provider of mobile gaming technology.

INTERNET

     There are numerous competitors in the Internet play-for-fun market, and we consider our primary competitors in the Internet service provider market to be online gaming sites and outsource providers.

INTELLECTUAL PROPERTY

     On September 14, 2004, we filed an application with the United States Patent and Trademark Office for a patent on a multi-player Blackjack betting game.

     On March 10, 2005, we entered into an agreement to acquire from NetFun Ltd. the entire interest in MixTV Ltd., a privately-owned company with proprietary intellectual property in the field of SMS-TV. MixTV Ltd. has filed a patent application in the UK related to broadcasted games.

GOVERNMENT REGULATION

     Gaming regulations are based on policies that are concerned with, among other things: (i) the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming; (ii) the establishment and maintenance of responsible accounting practices and procedures; (iii) the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the governing jurisdictions;
(iv) the prevention of cheating and fraudulent practices; and (v) the provision of a source of government revenue through taxation and licensing fees.

     The online gambling industry is heavily regulated and suffers from a lack of standardized gaming legislation and ad hoc application of existing legislation. Very few jurisdictions have modern laws that specifically apply to the interactive mediums in which people are currently wagering, and the applicability of these laws is frequently unclear. Reports indicate that there are approximately 1700 Internet gambling sites, and there are indications that increased consolidation might balance against a significant increase in this number.

     The following classifications can be applied to jurisdictions and their approach to interactive gambling:

     o Jurisdictions that permit online bookmaking and casino services if properly licensed. In these cases, licensees are obliged to pay some form of taxation. Over 70 global jurisdictions currently regulate or tolerate one or more types of online gambling, mainly Internet gambling (e.g., the UK, various Caribbean and Central American jurisdictions and others)

     o Jurisdictions that neither license nor tax bookmaking and gambling services but where enforcement is lax.

     o Jurisdictions that prohibit online gambling and attempt to enforce their laws. Online gambling is prohibited in most countries.

U.S. GAMBLING REGULATION

     Gaming activities are strictly regulated in the United States. The U.S. Department of Justice maintains that it is illegal to operate an Internet or Interactive TV gambling service within the U.S., and also that it is illegal for an offshore gambling service to accept bets from US citizens. Many states in the U.S. also prohibit online gambling. Play-for-fun games are legal to play (e.g., kids, trivia, and parlor, arcade and sports games). These may be played through iDTV channels/portals, mobile devices or the Web on a subscription fee basis. In addition, many states permit online "games of skill" although there is significant ambiguity as to which games fall into this category.

EUROPE AND ASIA PACIFIC (APAC) REGULATION

     Currently no European country, other than the UK, allows on-line gambling. Sports betting is widespread, however, and many governments operate online lotteries. Revenues from sports betting are rapidly increasing and analysts forecast that it will eventually drive governments to follow the UK.

     A similar scenario is occurring in the Asia Pacific region. Japan, South Korea, China and Australia do not permit online gambling; however, sports betting is widespread. Some European companies (e.g., mobile carriers and iTV broadcasters) have deployed Zone4Play's play-per-points business model which is recognized as a play-for-fun version of the games generating significant revenues through premium charge services.

UK REGULATION OF ONLINE GAMING

     The UK has announced its intention to license and regulate online gaming by British-based operators. This will require primary legislation and will form part of the wider gambling reform. Consumers in the UK access a wide range of overseas-based Internet sites offering casino and machine-type games. The British government's aim is to create a regulatory environment within which British operators can compete for a share of the global market for online gaming, and which will provide consumers, both in the UK and abroad, with access to a full range of licensed gambling sites. This process is currently under way, in consultation with industry and other stakeholders.

     Currently, the British government regulates fixed odds betting for real money, which are non- casino games where the player uses no skill and the player's intervention is once in each game. Fixed odds games can be played online through interactive TV channels/portals, mobile devices and the Internet. The games include sports betting applications (e.g., forms submission, line balancing and sports games like virtual horse racing) and a number of fixed odds games (e.g. Bingo, Keno, Hi-Lo, Slot machine, etc.). Fixed odds games on iTV were launched in July 2002 in the UK and are available through Sky Active, Sky WinZone and some branded sports betting sites on UK cable outlets.

     The Company believes that it is likely that gaming regulation in the U.K. will be liberalized over time.

EMPLOYEES

     We currently employ 36 employees, all of whom work full-time. None of our employees are covered by a collective bargaining agreement. We consider our relations with our employees to be good.

RISKS RELATED TO OUR BUSINESS

     Our business involves a high degree of risk, and our securities are highly speculative. Potential investors should carefully consider the risks and uncertainties described below and the other information in this report on Form 10-KSB before deciding whether to invest in shares of our common stock. If any of the following risks actually occur, our business, financial condition, and results of operations could be materially and adversely affected. This could cause the trading price of our common stock to decline, with the loss of part or all of an investment in our common stock.

OUR BRIEF OPERATING HISTORY MAKES OUR FUTURE SUCCESS UNCERTAIN.

     We have a brief operating history. In 2001 we began our business of developing, commercializing and marketing games software and technologies. We are continuing to develop our business, enhance and extend our product suite and build our organization. Our brief operating history makes our success uncertain. As a result of our brief operating history, it is difficult to accurately forecast our revenues, and we have limited meaningful historical financial data upon which to base planned operating expenses and new business revenue.

WE HAVE INCURRED LOSSES SINCE OUR INCEPTION, AND THERE IS NO ASSURANCE THAT PROFITABLE OPERATIONS, IF ACHIEVED, CAN BE SUSTAINED.

     We have not yet realized a profit, and we do not expect to be profitable in the near future. We cannot assure you that we will ever achieve profitability. At December 31, 2004, we had an accumulated deficit of $2,957,668. We expect to incur substantial costs that may not be offset by increased revenues. These costs include the following: continued brand development, marketing and other promotional activities; continued product development, upgrading and maintenance of our software; increased administrative costs related to infrastructure and business support systems, the expansion of our product offerings and the continued enhancements to our technologies; and development of strategic business relationships.

EVEN IF WE ACHIEVE A SUBSTANTIAL INCREASE IN OPERATING REVENUES, OUR OPERATING RESULTS ARE LIKELY TO BE DIFFICULT TO PREDICT AND ARE LIKELY TO FLUCTUATE SUBSTANTIALLY.

     Our operating results are likely to fluctuate significantly due to a variety of factors, many of which are outside of our control. Factors that may harm our business or cause our operating results to fluctuate include the following:

     o the ability of customers to obtain players and grow their games business;

     o    the mix of games and other products developed by us;

     o    our inability to obtain new customers and strategic partners;

     o our inability to adequately maintain, upgrade and develop our technologies;

     o    technical difficulties with respect to the use of our software;

     o the ability of our competitors to offer new or enhanced games technologies, services or products;

     o    price competition;

     o    adverse regulatory developments in the business of games for pay;

     o    our inability to license additional games from third parties; and

     o the amount and timing of operating costs and capital expenditures relating to commercializing our technologies.

LACK OF CONTINUED ACCEPTANCE OF OUR PRODUCTS WILL AFFECT OUR BUSINESS.

     Poor market acceptance of our products or other unanticipated events may result in lower revenues than anticipated, making anticipated expenditures on development, advertising and promotion not feasible. Initially, our success may be limited by our limited experience marketing games technologies, our limited international marketing experience and our lack of brand recognition. We cannot assure you that our technologies will continue to gain acceptance in the marketplace or that we will earn sufficient revenues from licensing our products to earn any profits.

WE HAVE FINANCED OUR OPERATIONS PRIMARILY THROUGH THE SALE OF EQUITY SECURITIES AND MAY BE UNABLE TO CONTINUE TO DO SO.

     Since inception through December 31, 2004, we have incurred a cumulative deficit of $2,957,668 and have raised net proceeds from the sale of equity securities of approximately $2,173,932. We may need to continue to finance our operations with the sale of equity securities. If we do so, our shareholders will experience dilution to their percentage interest in the Company, which may be substantial, and the new equity securities may have rights, preferences or privileges senior to those of existing holders of our shares of common stock. If we unable to obtain future financing, we may have to substantially curtail or cease operations or find a merger partner on terms which, if available at all, may be unfavorable.

WE DERIVE A SIGNIFICANT PORTION OF OUR REVENUES FROM THREE CUSTOMERS, AND A SIGNIFICANT PORTION OF OUR 2004 REVENUES WERE DERIVED FROM ONE-TIME TRANSACTIONS.

     As of December 31, 2004, we derived approximately 75% of our revenues from three major customers: The Games Channel Limited (38%); Winner.com (UK) Ltd. (26%); and RCN Telecom Services of Illinois LLC (11%). Our chief executive officer, Shimon Citron, owns 60% of Winner.com (UK) Ltd., of which half of the shares are being held as a trustee for other shareholders. Our revenues from Winner.com (UK) Ltd. and RCN in that period were mostly derived from one-time transactions (sale of software and a one-time license fee).

OUR REVENUE MODEL IS DEPENDENT UPON THE REVENUES OF OUR CUSTOMERS. IF OUR TECHNOLOGY AND GAMES ARE NOT WIDELY ACCEPTED BY OUR CUSTOMERS' SUBSCRIBERS, OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS WILL BE MATERIALLY AND ADVERSELY AFFECTED.

     We typically enter into agreements with our customers under which, they offer our applications to subscribers and we receive a percentage of our customers' related revenues. The subscribers are charged a one-time, monthly or per-use subscription fee for the application. Our customers retain a percentage of the fee and remit the balance to us. If our technology and games are not widely accepted by our customers' subscribers, our financial condition and results of operations will be materially adversely affected.

BECAUSE SOME OF OUR FINANCIAL ASSETS AND LIABILITIES ARE DENOMINATED IN NON-DOLLAR CURRENCIES SUCH AS THE BRITISH POUND STERLING, AND BECAUSE OUR FINANCIAL RESULTS ARE MEASURED IN DOLLARS, OUR RESULTS OF OPERATIONS COULD BE HARMED AS A RESULT OF FLUCTUATIONS IN THE VALUE OF THE DOLLAR COMPARED TO THESE OTHER CURRENCIES.

     Approximately 53% of our revenues in 2004 were generated in currencies other than the dollar, such as the British Pound Sterling. As a result, some of our financial assets are denominated in these currencies, and fluctuations in these currencies could adversely affect our financial results. Accordingly, we incur and expect to continue to incur additional expenses in non-dollar currencies. As a result, some of our financial liabilities are denominated in these non-dollar currencies. As a result, the aggregate translation adjustments for 2004 fiscal year were reported as a component of accumulated other comprehensive income (losses) in shareholders equity in the amount $5,521.

     Due to the fact that our financial results are measured in dollars, our results could be harmed as a result of strengthening or weakening of the dollar compared to these other currencies. Our results could also be adversely affected if we are unable to guard against currency fluctuations in the future. Accordingly, we may (but may not) enter into currency hedging transactions to decrease the risk of financial exposure from fluctuations in the exchange rate of the dollar against the British Pound Sterling or other currencies. These measures, however, may not adequately protect us from future currency fluctuations.

RAPID TECHNOLOGICAL CHANGES MAY ADVERSELY AFFECT OUR FUTURE REVENUES AND PROFITABILITY.

     The software industry is subject to rapid technological change. We need to anticipate the emergence of new hardware and software technologies, assess their market acceptance, and make substantial development and related investments. New technologies in software programming or operations could render our technology obsolete or unattractive to our customers, thereby limiting our ability to recover development costs and potentially adversely affecting our future revenues and profitability. Because a feature of our technology is its ability to operate across platforms, we must continuously monitor the development of new platforms and changes in existing platform technologies in order to keep our software from becoming obsolete.

WE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY AGAINST CURRENT AND FUTURE
COMPETITORS.

     The interactive games industry is new, rapidly evolving and intensely competitive. The competition among developers of games software is increasing rapidly. Currently, we compete with a number of competitors, many of which have similar product offerings. Many of our competitors have substantially greater financial, marketing and other resources than us and offer a broader range of services than us. Some of our competitors have longer operating histories and have established customer relationships. The possibility of the very largest software providers entering into new markets is always a competitive threat in the software industry. Many of these software providers are known for their aggressive marketing tactics.

     Our competitors may be able to develop technologies more effectively or may be able to license their technologies on more favorable terms given their larger customer base. Competitors may also adopt more aggressive pricing or licensing policies than us, which may hinder our ability to penetrate the market and license our technologies.

     In addition, increased competition is likely to result in price reductions, reduced gross margins and an increased number of competitors competing for market share, any of which could seriously harm our ability to generate revenues and our results of operations. We expect competition to intensify in the future because current and new competitors can enter our market with little difficulty, and our competitors may sell their software at reduced prices.

WE ARE PARTIALLY DEPENDENT ON GAMES LICENSED FROM OTHER DEVELOPERS AND THE PROPER FUNCTIONING OF THOSE GAMES.

     Because some of our offerings incorporate software developed and maintained by third parties, we are also dependent to a certain extent upon the proper functioning of those products and on third parties' abilities to enhance their current products, and to develop new products on a timely and cost-effective basis.

OUR PRODUCTS WILL BECOME OBSOLETE IF WE DO NOT UPGRADE AND IMPROVE OUR PRODUCTS AND DEVELOP NEW TECHNOLOGIES.

     The success of our products and our ability to sublicense our technologies and to develop a competitive advantage in the market will depend on our ability to improve our products and develop new and innovative technologies. Our operations will be at risk if our products are not continually upgraded and improved. The high technology industry is characterized by a consistent flow of new product and service offerings, which may render existing products and services obsolete.

OUR SUCCESS DEPENDS ON OUR ABILITY TO PREVENT OTHERS FROM INFRINGING ON OUR TECHNOLOGIES.

     Our success is heavily dependent upon proprietary technology. To protect our proprietary technology, we rely principally upon copyright and trade secret protection. There can be no assurance that the steps taken by us in this regard will be adequate to prevent misappropriation or independent third-party development of our technology. Further, the laws of certain countries in which we intend to license our technologies or products may be inadequate to protect us. We do not include in our software any mechanism to prevent or inhibit unauthorized use, but we generally require the execution of an agreement that restricts unauthorized copying and use of our products. If unauthorized copying or misuse of our products were to occur, our business and results of operations could be materially adversely affected.

     While the disclosure and use of our proprietary technology, know-how and trade secrets are generally controlled under agreements with the parties involved, we cannot assure you that all confidentiality agreements will be honored, that others will not independently develop similar or superior technology, that disputes will not arise concerning the ownership of intellectual property, or that dissemination of our proprietary technology, know-how and trade secrets will not occur.

INTELLECTUAL PROPERTY CLAIMS AGAINST US CAN BE COSTLY AND COULD IMPAIR OUR BUSINESS.

     We believe that our products and technology do not infringe patents or other proprietary rights of third parties. There can be no assurance, however, that third parties will not claim that our current or future products infringe such rights of third parties. We expect that software developers will increasingly be subject to such claims as the number of products and competitors providing games software and services grow and overlap occur. Any such claim, with or without merit, could result in costly litigation or require us to enter into royalty or licensing agreements in order to obtain a license to continue to develop and market the affected products. There can be no assurance that we would prevail in any such action or that any license (including licenses proposed by third parties) would be made available on commercially acceptable terms, if at all. If we become involved in litigation over proprietary rights, it could consume a substantial portion of our managerial and financial resources, which could have a material adverse effect on our business and financial condition.

OUR ABILITY TO LICENSE OUR TECHNOLOGY WILL BE ADVERSELY AFFECTED IF OUR TECHNOLOGY'S SECURITY MEASURES FAIL.

     Our technologies incorporate security and authentication protections designed to allow licensees to protect certain personal information of players, such as credit card numbers, player information and player account balances. We cannot predict that whether events or developments will result in a compromise or breach of the technology we use to protect a player's personal information. If the security measures in our software fail, licensees may lose many customers and our ability to license our technologies will be adversely affected.

     Furthermore, the servers and computer systems of licensees may be vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could disrupt their operations and their ability to pay us licensing fees. Any material failure of such systems may have a material affect on our business. We may need to expend significant additional capital and other resources to protect against a security breach or to alleviate problems caused by any breaches. We cannot assure you that we can prevent all security breaches.

ERRORS OR DEFECTS IN OUR SOFTWARE PRODUCTS COULD DIMINISH DEMAND FOR OUR PRODUCTS, INJURE OUR REPUTATION AND REDUCE OUR OPERATING RESULTS.

     Our software products are complex and may contain errors that could be detected at any point in the life of the product. We cannot assure you that errors will not be found in new products or releases after shipment. This could result in diminished demand for our products, delays in market acceptance and sales, diversion of development resources, injury to our reputation or increased service and warranty costs. If any of these were to occur, our operating results could be adversely affected.

WE MAY NEED TO CHANGE THE MANNER IN WHICH WE INTEND TO CONDUCT A PORTION OF OUR BUSINESS IF GOVERNMENT REGULATION INCREASES.

     A portion of our business involves the licensing of software used to conduct games for pay, or gambling, over the Internet. We do not, however, operate any casinos or otherwise directly engage in this business. The regulation of the gambling industry is complex, intensive and constantly changing. The adoption or modification of laws or regulations relating to Internet gambling could adversely affect the manner in which we currently conduct this portion of our business. Many countries are currently struggling with issues surrounding Internet gambling. More specifically, they are considering the merits, limitations and enforceability of prohibition, regulation or taxation of wagering and games transactions that are transacted over the Internet. There are significant differences of opinion and law. In addition, the growth and development of the market for online commerce may lead to more stringent consumer protection laws that may impose additional burdens on us. Laws and regulations directly applicable to games, communications or commerce over the Internet are becoming more prevalent.

     The law of the Internet, however, remains largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, libel and taxation apply to the Internet. In order to comply with new or existing laws regulating online commerce, we may need to modify the manner in which we do business, which may result in additional expenses. We may need to hire additional personnel to monitor our compliance with applicable laws.

     We are not aware of any regulations or laws that prohibit the development and the licensing of Internet games software that may potentially be used in violation of applicable statutes. It is possible that our planned activities, even though we do not intend to operate Internet casinos or otherwise directly engage in the gambling business, may be alleged to violate an applicable statute based on an interpretation of the statute or based on a future change of law or interpretation or enforcement policy. Such allegations could result in either civil or criminal proceedings brought by governmental or private litigants. As a result of such proceedings, we could incur substantial litigation expense, fines, diversion of the attention of key employees, and injunctions or other prohibitions preventing us from engaging in various anticipated business activities. Such an outcome would have a material adverse effect on our business and our results of operations.

BECAUSE WE INTEND TO OPERATE IN MULTIPLE INTERNATIONAL MARKETS, WE ARE SUBJECT TO ADDITIONAL RISKS.

     We currently sell our software products in a number of countries and we intend to enter additional geographic markets. Our business is subject to risks, which often characterize international markets, including:

     o    potentially weak protection of intellectual property rights;

     o    economic and political instability;

     o    import or export licensing requirements;

     o    trade restrictions;

     o    difficulties in collecting accounts receivable;

     o    longer payment cycles;

     o    unexpected changes in regulatory requirements and tariffs;

     o seasonal reductions in business activities in some parts of the world, such as during the summer months in Europe;

     o    fluctuations in exchange rates; and

     o    potentially adverse tax consequences.

IF WE ARE NOT ABLE TO MANAGE GROWTH OF OUR BUSINESS, OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS WILL BE NEGATIVELY AFFECTED.

     We believe that rapid growth and expansion could cause significant strains on our managerial, operational, financial and other resources. Any failure to manage the anticipated growth and expansion of our business could have a material adverse effect on our financial condition.

THE LOSS OF OUR KEY MANAGEMENT PERSONNEL MAY ADVERSELY AFFECT OUR BUSINESS.

     We will depend on a relatively small number of key employees, including Shimon Citron, our Chief Executive Officer, Gil Levy, our Vice President of Research and Development, and Shachar Schalka, our Chief Technology Officer, the loss of any of whom could have an adverse affect on the financial performance of our business. Even though we have employment agreements with certain of these individuals, we cannot assure you that they will continue their service with the Company. We currently do not maintain key-man life insurance on any of our managers.

IF WE ARE UNABLE TO HIRE AND RETAIN SKILLED PERSONNEL, OUR BUSINESS AND FINANCIAL RESULTS WILL BE NEGATIVELY AFFECTED.

     Our success depends to a significant extent on our ability to identify, hire and retain skilled personnel. The software industry is characterized by a high level of employee mobility and aggressive recruiting among competitors for personnel with technical, marketing, sales, product development and management skills. We may not be able to attract and retain skilled personnel or may incur significant costs in order to do so. If we are unable to attract additional qualified employees or retain the services of key personnel, our business and financial results could be negatively impacted.

OUR OFFICERS, DIRECTORS AND FOUNDING SHAREHOLDERS CONTROL A SIGNIFICANT PORTION OF OUR OUTSTANDING COMMON STOCK. ACCORDINGLY, OUR OUTSIDE SHAREHOLDERS MAY NOT COLLECTIVELY OWN ENOUGH SHARES TO SIGNIFICANTLY INFLUENCE MATTERS THAT ARE VOTED UPON BY OUR SHAREHOLDERS, INCLUDING THE ELECTION OF DIRECTORS.

     Our officers, directors and founding shareholders own approximately 29% of our issued and outstanding stock. We do not have cumulative voting in the election of directors. Thus, purchasers of our common stock may not be able to affect the election of any directors to our Board of Directors.

RISKS RELATED TO OUR COMMON STOCK

THE LIMITED MARKET FOR OUR SHARES WILL MAKE OUR STOCK PRICE MORE VOLATILE. THEREFORE, YOU MAY HAVE DIFFICULTY SELLING YOUR SHARES.

     The market for our common stock is limited and we cannot assure you that a larger market will ever be developed or maintained. Currently, our common stock is traded on the Over-The-Counter Bulletin Board. Securities traded on the OTC Bulletin Board typically have low trading volumes. Market fluctuations and volatility, as well as general economic, market and political conditions, could reduce our market price. As a result, this may make it difficult or impossible for our shareholders to sell our common stock. In addition, unlike NASDAQ and the various international stock exchanges, there are few corporate governance requirements imposed on OTC Bulletin Board-traded companies.

     THERE ARE NO LOCK-UP OR OTHER RESTRICTIONS ON THE SALE OF OUR OUTSTANDING COMMON STOCK. SALES BY EXISTING SHAREHOLDERS MAY DEPRESS OUR SHARE PRICE AND MAY IMPAIR OUR ABILITY TO RAISE ADDITIONAL CAPITAL THROUGH THE SALE OF EQUITY SECURITIES WHEN NEEDED.

     We presently have 23,250,010 shares of common stock and no shares of preferred stock issued and outstanding. Since we did not conduct a conventional initial public offering, there are no contractual lock-up restrictions on the sale of our outstanding common stock. Virtually all of our outstanding common stock will be freely tradable pursuant to resale registration statements or pursuant to Rule 144 under the Securities Act. The possibility that substantial amounts of outstanding common stock may be sold in the public market ("market overhang") may adversely affect prevailing market prices, if any shall then exist, for our common stock. This could negatively affect the market price of our common stock and could impair our ability to raise additional capital through the sale of equity securities.

OUR COMMON STOCK IS SUBJECT TO THE "PENNY STOCK" RULES OF THE SEC, AND THE TRADING MARKET IN OUR COMMON STOCK IS LIMITED. THIS MAKES TRANSACTIONS IN OUR COMMON STOCK CUMBERSOME AND MAY REDUCE THE VALUE OF YOUR SHARES.

     The Securities and Exchange Commission has adopted Rule 3a51-1 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, Rule 15g-9 requires:

     o that a broker or dealer approve a person's account for transactions in penny stocks; and

     o the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased

     In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

     o obtain financial information and investment experience objectives of the person; and

     o make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

     The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Securities and Exchange Commission relating to the penny stock market, which, in highlight form:

     o sets forth the basis on which the broker or dealer made the suitability determination; and

     o that the broker or dealer received a signed, written statement from the investor prior to the transaction.

     Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in its market value.

     Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

RISKS RELATED TO OUR LOCATION IN ISRAEL

POTENTIAL POLITICAL, ECONOMIC AND MILITARY INSTABILITY IN ISRAEL MAY ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

     Our principal offices and operations are located in Israel. Accordingly, political, economic and military conditions in Israel directly affect our operations. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors. A state of hostility, varying in degree and intensity, has led to security and economic problems for Israel. Since October 2000, there has been an increase in hostilities between Israel and the Palestinians, which has adversely affected the peace process and has negatively influenced Israel's relationship with its Arab citizens and several Arab countries. Such ongoing hostilities may hinder Israel's international trade relations and may limit the geographic markets, where we can sell our products. Furthermore, the United States Department of State has issued advisories regarding travel to Israel, impeding the ability of travelers to attain travel insurance. Any hostilities involving Israel or threatening Israel, or the interruption or curtailment of trade between Israel and its present trading partners, could adversely affect our operations.

OUR RESULTS OF OPERATIONS COULD BE NEGATIVELY AFFECTED BY THE OBLIGATIONS OF OUR PERSONNEL TO PERFORM MILITARY SERVICE.

     Our operations could be disrupted by the absence for significant periods of one or more of our executive officers, key employees or a significant number of other employees because of military service. Some of our executive officers and some of our male employees in Israel are obligated to perform military reserve duty, which could accumulate annually from several days to up to two months in special cases and circumstances. The length of such reserve duty depends, among other factors, on an individual's age and prior position in the army. In addition, if a military conflict or war occurs, these persons could be required to serve in the military for extended periods of time. Any disruption in our operations as the result of military service by key personnel could harm our business.

UNDER CURRENT ISRAELI LAW, WE MAY NOT BE ABLE TO ENFORCE COVENANTS NOT TO COMPETE AND THEREFORE MAY BE UNABLE TO PREVENT OUR COMPETITORS FROM BENEFITING FROM THE EXPERTISE OF SOME OF OUR FORMER EMPLOYEES.

     Israeli courts have required employers seeking to enforce non-compete undertakings against former employees to demonstrate that the former employee breached an obligation to the employer and thereby caused harm to one of a limited number of legitimate interests of the employer recognized by the courts such as, the confidentiality of certain commercial information or a company's intellectual property. We currently have non-competition clauses in the employment agreements of most of our employees. The provisions of such clauses prohibit our employees, if they cease working for us, from directly competing with us or working for our competitors. In the event that any of our employees chooses to work for one of our competitors, we may be unable to prevent our competitors from benefiting from the expertise of our former employees obtained from us, if we cannot demonstrate to the court that a former employee breached a legitimate interest recognized by a court and that we suffered damage thereby.

IT COULD BE DIFFICULT TO ENFORCE A U.S. JUDGMENT AGAINST OUR OFFICERS, OUR DIRECTORS AND US.

     Except for one director, Mr. Sean Ryan, all of our executive officers and directors are non-residents of the United States, and virtually all of our assets and the assets of these persons are located outside the United States. Therefore, it could be difficult to enforce a judgment obtained in the United States against us or any of these persons.

ITEM 2. DESCRIPTION OF PROPERTY

     On August 31, 2004, we entered into an agreement to lease premises located at Atidim Park, in Tel-Aviv. This location consists of approximately 6,250 square feet of office space and the rent is approximately $6,497 per month, as of December 31, 2004. The term of this lease is for five years beginning December 1, 2004. The rent on this property increases once every 12 months by 5% of the space rate ($0.70 per sq/ft). We do not own or lease any real property elsewhere.

ITEM 3. LEGAL PROCEEDINGS

     We are not currently a party to, nor is any of our property currently the subject of, any pending legal proceeding. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders in the last quarter of our fiscal year ended December 31, 2004.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR OUR SECURITIES

     Our common stock began quotation on the Over-the-Counter Bulletin Board during the third quarter of 2003, and is currently quoted under the symbol "ZFPI.OB" The following sets forth the high and low bid quotations for the common stock as reported on the Over-the-Counter Bulletin Board for each quarter since the third quarter of 2003. These quotations reflect prices between dealers do not include retail mark-ups, markdowns, and commissions and may not necessarily represent actual transactions. The prices are adjusted to reflect all stock splits.

                                                           HIGH           LOW
                                                           ----           ---
FISCAL YEAR ENDED DECEMBER 31, 2004
-----------------------------------
First Quarter Ended March 31, 2004                        $1.13          $0.60
Second Quarter Ended June 30, 2004                        $1.08          $0.35
Third Quarter Ended September 30, 2004                    $0.95          $0.51
Fourth Quarter Ended December 31, 2004                    $1.72          $0.83
FISCAL YEAR ENDED DECEMBER 31, 2003
-----------------------------------
First Quarter Ended March 31, 2003                          ---           ---
Second Quarter Ended June 30, 2003                          ---           ---
Third Quarter Ended September 30, 2003                    $0.07*        $0.01*
Fourth Quarter Ended December 31, 2003                    $1.01         $0.27

    ----------
    * Adjusted to reflect a 10:1 stock split effected on September 26, 2003.

     As of March 1, 2005, there were 87 stockholders of record of our common stock.

DIVIDEND POLICY

     Historically, we have not declared or paid any cash dividends on our common stock. Any future determination to pay dividends on our common stock will depend upon our results of operations, financial condition and capital requirements, applicable restrictions under any contractual arrangements and such other factors deemed relevant by our Board of Directors.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

     The following table shows information with respect to each equity compensation plan under which our common stock is authorized for issuance as of December 31, 2004.

                      EQUITY COMPENSATION PLAN INFORMATION


                                                                                        NUMBER OF SECURITIES
                                                                                      REMAINING AVAILABLE FOR
                                 NUMBER OF SECURITIES          WEIGHTED AVERAGE        FUTURE ISSUANCE UNDER
                             TO BE ISSUED UPON EXERCISE OF    EXERCISE PRICE OF      EQUITY COMPENSATION PLANS
                                 OUTSTANDING OPTIONS,        OUTSTANDING OPTIONS,      (EXCLUDING SECURITIES
       PLAN CATEGORY              WARRANTS AND RIGHTS        WARRANTS AND RIGHTS      REFLECTED IN COLUMN (A)
       -------------              -------------------        -------------------      -----------------------
                                          (a)                        (b)                        (c)
                                  -------------------        -------------------      -----------------------
Equity compensation plans                 -0-                        -0-                        -0-
approved by security
holders

Equity compensation plans              1,460,000                     $.60                    3,540,000
not approved by security
holders

Total                                  1,460,000                     $.60                    3,540,000

2004 GLOBAL SHARE OPTION PLAN

     On November 23, 2004, our Board of Directors adopted a 2004 Global Share Option Plan. The 2004 Global Share Option Plan is intended to provide incentives to our employees, directors and consultants by providing them with opportunities to purchase shares of our common stock. The 2004 Global Share Option Plan is effective as of November 23, 2004 and terminates at the end of ten years from such date. We have reserved 5,000,000 authorized but unissued shares of common stock to be issued under the 2004 Global Share Option Plan.

     Our Board of Directors is authorized to administer the 2004 Global Share Option Plan. In doing so, our Board of Directors may: (i) designate optionees;
(ii) determine the terms and provisions of respective option agreements (which need not be identical) including, but not limited to, the number of shares to be covered by each option, provisions concerning the time or times when and the extent to which the options may be exercised and the nature and duration of restrictions as to transferability or restrictions constituting substantial risk of forfeiture; (iii) accelerate the right of an optionee to exercise, in whole or in part, any previously granted option; (iv) interpret the provisions and supervise the administration of the 2004 Global Share Option Plan; (v) determine the fair market value of shares issuable under the 2004 Global Share Option Plan; (vi) designate the type of options to be granted to an optionee; and (vii) determine any other matter which is necessary or desirable for, or incidental to, the administration of the 2004 Global Share Option Plan.

     On December 31, 2004, we issued an aggregate of 1,460,000 options under the 2004 Global Share Option Plan to various employees, directors and consultants. 1,300,000 of these options are exercisable at a price of $0.55 per share and 160,000 of such options are exercisable at $1.00 per share. All of the options expire on December 31, 2014.

RECENT SALES OF UNREGISTERED SECURITIES

     In March 2004, we issued 44,348 shares of common stock to The Equity Group Inc., a New York corporation, pursuant to a consulting contract.

     On April 1, 2004, we sold 1,500,000 units of common stock at a purchase price of $0.80 per unit, for an aggregate of $1,200,000 and warrants to purchase up to 3,000,000 shares of our common stock. Each unit consists of one share of our common stock and two warrants to purchase one share of common stock, each. One warrant is exercisable for 24 months at a price of $1.85 per share and one warrant is exercisable for 36 months at a price of $2.50 per share.

     In August 2004, we issued 22,222 shares of common stock to PortfolioPR Inc., a New York corporation, pursuant to a consulting contract.

     On August 17, 2004, we sold 1,000,000 units of common stock at a purchase price of $1.00 per unit, for an aggregate of $1,000,000 and warrants to purchase up to 2,000,000 shares of our common stock. Each unit consists of one share of common stock and two warrants to purchase one share of common stock, each. One warrant is exercisable for 24 months at a price of $2.00 per share and one warrant is exercisable for 36 months at a price of $2.50 per share.

     On December 31, 2004, we issued an aggregate of 1,460,000 options under our 2004 Global Share Option Plan to various employees, directors and consultants. 1,300,000 of these options are exercisable at a price of $0.55 per share and 160,000 of such options are exercisable at $1.00 per share. All of the options expire on December 31, 2014.

     On January 3, 2005, we sold 50,000 shares of common stock to Benchmark Consulting Inc., a New York corporation, pursuant to a consulting contract.

     On January 3, 2005, we sold an aggregate of 2,483,332 shares of common stock to nine accredited investors for aggregate gross proceeds of $3,724,999.

     On January 27, 2005, we sold an aggregate of 176,666 shares of common stock to four accredited investors for aggregate gross proceeds of $264,999.

     On February 10, 2005, we issued to Punk, Ziegel & Company, L.P. warrants to purchase up to 78,200 shares of common stock, of which 25,000 shares have an exercise price of $0.80 per share and 53,200 shares of common stock have an exercise price of $1.50 per share. These warrants were issued pursuant to a certain placement agent agreement dated August 9, 2004.

     Based on our agreement with NetFun Ltd., an Israeli company, dated March 10, 2005, we undertook to issue to NetFun Ltd. in April 2005, 625,000 shares of our common stock, in consideration for their interest in MixTV Ltd., an Israeli company. These shares of common stock have not been issued yet.

     All of the above issuances and sales were deemed to be exempt under Regulation S, Regulation D Rule 701 and Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of ours or our executive officers, and transfer was restricted by us in accordance with the requirements of the Securities Act.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the financial statements included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

OVERVIEW

     Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

     You should read the following discussion of our financial condition and results of operations together with the audited financial statements and the notes to audited financial statements included elsewhere in this filing. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those anticipated in these forward-looking statements.

OUR BUSINESS

     We develop interactive games technology that provides an end-to-end solution for multiple platforms that allows service providers to deliver games to their subscribers. Our customers include cable and satellite television companies, wireless operators, Internet service providers and hospitality service providers. Among our customers are AVAGO TV (Sky UK), NTL (UK), Telewest
(UK), Cablevision (US), Lodgenet (US), RCN (US), The Poker Channel (UK) and Eurobet (UK).

     Our customers typically enter into revenue-sharing agreements with us, under which they use our technology to offer games to their subscribers and pay us a percentage of the revenues or income generated from those games.

     We devote substantially all of our efforts toward conducting research, development and marketing of our technology. In the course of these activities, we have sustained operating losses and expect such losses to continue in the foreseeable future. To date, we have not generated sufficient revenues to achieve profitable operations or positive cash flow from operations. On December 31, 2004, we had a working capital deficit of $385,993 and an accumulated deficit of $2,957,668. There is no assurance that profitable operations, if ever achieved, will be sustained on a continuing basis. During the year ended December 31, 2004, we derived 75% of our revenues from three major customers.

     We refer in this discussion to the fiscal years ended December 31, 2004 and December 31, 2003, as "2004," and "2003," respectively.

CRITICAL ACCOUNTING POLICIES

     Our consolidated financial statements are prepared in accordance with U.S. GAAP. In connection with the preparation of the financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosure. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time the consolidated financial statements are prepared. On a regular basis, management reviews our accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

     Our significant accounting policies are discussed in Note 2 of the notes to the consolidated financials statements, "Significant Accounting Policies", included in Item 7 of this Annual Report on Form 10-KSB.

REVENUE RECOGNITION

     We account for our revenues from revenue sharing agreements and software licenses in accordance with the provisions of SOP 97-2, "Software Revenue Recognition," issued by the American Institute of Certified Public Accountants and as amended by SOP 98-9 and related interpretations. We may exercise judgment and use estimates in connection with the determination of the amount of revenue sharing to be recognized in each accounting period.

     We assess whether collection is probable at the time of the transaction based on a number of factors, including the customer's past transaction history and credit worthiness. If we determine that the collection of the fee is not probable, we may defer the fee and recognize revenue at the time collection becomes probable, which is generally upon the receipt of cash.

     We may enter into licensing agreements from time to time where we sell our software. Revenues from the sale of software are recognized in accordance with Statement of Position 81-1 "Accounting for Performance of Construction - Type and Certain Production - Type Contracts" based on the percentage of completion method over the period from signing of the license through the customer acceptance. The percentage of completion is measured by monitoring progress using records of actual time incurred to date in the project compared with the total estimated project requirements, which corresponds to the costs related to earned revenues. Estimates of total project requirements are based on prior experience of customization, delivery and acceptance of the same or similar technology and are reviewed and updated regularly by management. After delivery, if uncertainty exists about customer acceptance of the software, license revenue is not recognized until acceptance. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are first determined in the amount of the estimated loss on the entire contract.

FOREIGN CURRENCY

     The U.S. dollar is the functional currency of the Company. A part of our revenues and a portion of our expenses are transacted in U.S. dollars and our assets and liabilities together with our cash holdings are predominately denominated in U.S. dollars. However, the majority of financial transactions of our UK subsidiary Zone4Play (UK) Limited are in British Pound Sterling. Management believes that the British Pound Sterling is the functional currency of Zone4Play (UK) Limited. Accordingly, the financial statements of Zone4Play
(UK) Limited have been translated into U.S. dollars. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Statement of operations amounts have been translated using the average exchange rate for the period. The resulting translation adjustments are reported as a component of accumulated other comprehensive loss in shareholders' equity. Increases in the volatility of the exchange rates of the British Pound Sterling versus the U.S. dollar could have an adverse effect on the expenses and liabilities that we incur when translated into U.S. dollars.

     As a result of such currency fluctuations and the conversion to U.S. dollars for financial reporting purposes, we may experience fluctuations in our operating results on an annual and a quarterly basis going forward. We have not in the past, but may in the future, hedge against fluctuations in exchange rates. Future hedging transactions may not successfully mitigate losses caused by currency fluctuations.

ACCOUNTING FOR INCOME TAXES

     Significant judgment is required in determining our worldwide income tax expense provision. In the ordinary course of a global business, there are many transactions and calculations where the ultimate tax outcome is uncertain. Some of these uncertainties arise as a consequence of cost reimbursement arrangements among related entities, the process of identifying items of revenue and expense that qualify for preferential tax treatment and segregation of foreign and domestic income and expense to avoid double taxation. Although we believe that our estimates are reasonable, the final tax outcome of these matters may be different than the one which is reflected in our historical income tax provisions and accruals. Such differences could have a material effect on our income tax provision and net income (loss) in the period in which such determination is made.

     Our accounting for deferred taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"), involves the evaluation of a number of factors concerning the realization of our deferred tax assets. In concluding that a valuation allowance is required, we primarily consider such factors as our history of operating losses and expected future losses in certain jurisdictions and the nature of our deferred tax assets. Management currently believes that it is more likely than not that the deferred tax regarding the carryforward of losses and certain accrued expenses will not be realized in the near future.

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003

REVENUES AND COST OF REVENUES

     Total revenues for 2004 increased by 39% to $768,624 from $553,707 in 2003. Revenues from sales of software applications for 2004 increased by 230% to $572,624 from $173,707 in 2003. Revenues from one-time sales of software applications to related parties decreased by 48% to $196,000 in 2004 compared to $380,000 in 2003. The increase in revenues from software applications was due to new contracts, mainly in the United Kingdom. Also, in 2004, we had revenues from our US customers, such as Cablevision, Lodgenet, and RCN, with whom we did not have any engagement in 2003. The revenues from one-time sales of software applications to related parties in 2004 derived from the delivery of software to related parties from orders that were placed during 2002. Going forward, we expect that revenues from the sale of software applications to related parties will be nominal.

     Cost of revenues for 2004 decreased by 34% to $127,944 from $194,904 for 2003. Gross profit increased by 79% for 2004 to $640,680 from $358,803 in 2003. The decrease in cost of revenues for 2004 is mostly attributable to a one-time software application agreement, which included customization of the software, which required allocation of certain research and development expenses to cost of sales.

RESEARCH AND DEVELOPMENT

     Research and development expenses for 2004 increased by 167% to $1,347,960 from $504,153 for 2003. The increase in research and development expenses is primarily attributable to an increase in the hiring of technical employee during 2004, an increase in salary expenses, increased general and administrative expenses allocated to the research and development department due to the growth of the research and development department and the joint venture agreement with NetFun Ltd. with regard to our mobile TV messaging subsidiary, MixTV Ltd., and amortization of deferred compensation related to warrants, which were granted to employees in the research and development department in 2004.

SALES AND MARKETING

     Sales and marketing expenses for 2004 increased by 319% to $607,511 from $144,919 for 2003. The increase in sales and marketing expenses during 2004 is a result of increased marketing efforts, mainly in the United Kingdom and the United States, using our Israeli marketing team, which increased in size in 2004. Sales and marketing expenses consist mainly of labor costs, trade shows, travel expenses to the United Kingdom and the United States, and amortization of deferred compensation related to options which were granted to the relevant employees in 2004.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses for 2004 increased by 421% to $565,190 from $108,471 for 2003. The increase in general and administrative expenses is primarily attributable to the recruitment of employees, additional legal and audit expenses associated with being a reporting company in the U.S., investor relations expenses and amortization of deferred compensation related to options which were granted to the relevant employees on 2004.

NET LOSS AND NET LOSS PER SHARE

     We incurred a net loss of $1,920,877 ($0.102 per share), in 2004 compared to a net loss of $442,412 ($0.039per share) in 2003. The increased net loss is primarily attributable to our increased operating expenses. The weighted average number of shares of common stock outstanding at December 31, 2003 was 10,426,190 shares versus 18,831,765 shares at December 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31 2004, our total current assets were $364,353, and our total current liabilities were $750,346. At December 31, 2004, we had a working capital deficit of $385,993 and an accumulated deficit of $2,957,668. We finance our operations with a combination of securities issuances and revenues from product sales. As discussed below, we completed a private placement in January 2005 for aggregate gross proceeds of $4.0 million.

     In April 2004, we completed a $1.2 million private placement, consisting of units offered at a price of $0.80 per unit, with each unit comprised of one share of common stock and two common stock purchase warrants. One warrant is exercisable for 24 months at a price of $1.85 per share and one warrant is exercisable for 36 months at a price of $2.50 per share. The private placement agreement was signed with a group of institutional and other accredited investors.

     On August 17, 2004, we completed a $1.0 million private placement of common stock and warrants. The private placement consisted of units offered at a price of $1.00 per unit, with each unit comprised of one share of common stock and two common stock purchase warrants. One warrant is exercisable for 24 months at a price of $2.00 per share and one warrant is exercisable for 36 months at a price of $2.50 per share. The private placement agreement was signed with a group of institutional and other accredited investors.

     On January 27, 2005, we completed a private placement of 2,659,998 shares of common stock for aggregate gross proceeds of $4.0 million. As required, on February 11, 2005, before February 17, 2005 deadline, we filed with the Securities and Exchange Commission a registration statement covering the resale of the common stock. If such registration statement is not declared effective on or before May 3, 2005, then we must pay to the investors liquidated damages equal to 1.5% of the aggregate purchase price paid by them.

     Our management believes that we have sufficient funds to operate for the next 12 months, with additional funds anticipated from the performance of agreements that we have entered with our current customers, and from contracts that we expect to execute in the near future. Nonetheless, we may raise additional funds through equity financings in order to broaden our financial strength and liquidity.

     On March 10, 2005, we entered into a Stock Purchase Agreement with NetFun Ltd. under which the Company will acquire the remaining minority interests in MixTV Ltd., for consideration of 625,000 shares of common stock of the Company. As a result of the Agreement, on the closing date, which will take place in April 2005, the Company will hold the entire interest in MixTV Ltd.

OUTLOOK

     We believe that our future success will depend upon our ability to enhance our existing products and solutions and introduce new commercially viable products and solutions addressing the demands of the evolving markets. As part of the product development process, we work closely with current and potential customers, distribution channels and leaders in our industry to identify market needs and define appropriate product specifications. Our current anticipated levels of revenue and cash flow are subject to many uncertainties and cannot be assured. In order to have sufficient cash to meet our anticipated requirements for the next twelve months, we may be dependent upon our ability to obtain additional financing. The inability to generate sufficient cash from operations or to obtain the required additional funds could require us to curtail operations.

OFF-BALANCE SHEET ARRANGEMENTS

     We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

ITEM 7. FINANCIAL STATEMENTS

     The financial statements required to be filed pursuant to this Item 7 are included in this Annual Report on Form 10-KSB. Reference is made to the Index to Financial Statements on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On February 5, 2004, we appointed Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global, as our new principal independent accountants with the approval of our Board of Directors. Accordingly, with the approval by our Board of Directors, we dismissed Peach Goddard Chartered Accountants on February 5, 2004. Peach Goddard acted as our principal independent accountant since the inception of the Company in April 2002.

     During the fiscal year ended March 31, 2003, and the subsequent interim period through February 5, 2004, the date of Peach Goddard's dismissal and the date we appointed Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global, there were no disagreements with Peach Goddard on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. The report on the financial statements prepared by Peach Goddard for the fiscal year ended March 31, 2003, was, however, modified as to uncertainty as the report contained a paragraph with respect to our ability to continue as a going concern.

     In connection with the fiscal year ended March 31, 2003 and the subsequent interim period through February 5, 2004, Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global, was not consulted on any matter relating to accounting principles to a specific completed or proposed transaction or the type of audit opinion that might be rendered on our financial statements. In connection with the fiscal year ended March 31, 2003, and the subsequent interim period through February 5, 2004, preceding the change in accountants, Kost Forer Gabbay & Kasierer a member of Ernst & Young Global did not provide any written or oral advice that was an important factor considered by it in reaching any decision as to the accounting, auditing or financial reporting issues.

ITEM 8A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. As of December 31, 2004 (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the principal executive officer and principal financial officer have concluded that, as of the Evaluation Date, such disclosure controls and procedures were effective in ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

NO CHANGES IN INTERNAL CONTROLS

     We maintain a system of internal accounting controls that are designed to provide reasonable assurance that our transactions are properly recorded and reported and that our assets are safeguarded against unauthorized or improper use. As part of the evaluation of our disclosure controls and procedures, we evaluated our internal controls. There were no changes to our internal control over financial reporting during the quarter ended December 31, 2004, that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The information relating to our directors, nominees for election as directors and executive officers under the headings "Election of Directors" and "Executive Officers" in our definitive proxy statement for our 2005 annual meeting of stockholders is incorporated herein by reference to such proxy statement.

ITEM 10. EXECUTIVE COMPENSATION

     The discussion under the heading "Executive Compensation" in our definitive proxy statement for our 2005 annual meeting of stockholders is incorporated herein by reference to such proxy statement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The discussion under the heading "Security Ownership of Certain Beneficial Owners and Management" in our definitive proxy statement for our 2005 annual meeting of stockholders is incorporated herein by reference to such proxy statement.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The discussion under the heading "Certain Relationships and Related Transactions" in our definitive proxy statement for our 2005 annual meeting of stockholders is incorporated herein by reference to such proxy statement.

ITEM 13. EXHIBITS

     Reference is made to the Exhibit Index appearing immediately after the signature page below.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The discussion under the heading "Principal Accountant Fees and Services" in our definitive proxy statement for our 2005 annual meeting of stockholders is incorporated herein by reference to such proxy statement.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           ZONE 4 PLAY, INC.

                                           By: /s/ Shimon Citron
                                           ---------------------
                                           Shimon Citron
                                           President and Chief Executive Officer

                                           Date: March 29, 2005


     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


    SIGNATURE                            TITLE                         DATE
    ---------                            -----                         ----
 /s/ Shimon Citron          President, Chief Executive Officer    March 29, 2005
------------------          and Director
Shimon Citron               (Principal Executive Officer)

 /s/ Uri Levy               Chief Financial Officer               March 29, 2005
------------------          (Principal Financial and Accounting
Uri Levy                    Officer)

 /s/ Shlomo Rothman         Director                              March 29, 2005
------------------
Shlomo Rothman

 /s/ Oded Zucker            Director                              March 29, 2005
------------------
Oded Zucker

 -----------------          Director                              _____________
Sean Ryan

                                  EXHIBIT INDEX


EXHIBIT
NUMBER                                                       DESCRIPTION
---------             ------------------------------------------------------------------------------------------------
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

3.1                   Articles of Incorporation (incorporated by reference to Form SB-2 (File No. 333-91356) filed on June 27, 2002)

3.2                   Certificate of Amendment to Articles of Incorporation (incorporated by reference to Form 8-K filed on February 6, 2004)

3.3                   Bylaws (incorporated by reference to Form SB-2 (File No. 333-91356) filed on June 27, 2002)

4.1                   Registration Rights Agreement dated December 31, 2004 by and among Zone 4 Play, Inc. and each of the purchasers signatory thereto (incorporated by reference to Form 8-K filed on January 7,
                      2005).

4.2                   Registration Rights Agreement dated January 27, 2005 by and among Zone 4 Play, Inc. and each of the purchasers signatory thereto (incorporated by reference to Form 8-K filed on January
                      27, 2005).

10.1 +                Director Appointment Agreement of Oded Zucker dated January 1, 2004 (incorporated by reference to Form 10-QSB filed on August 16, 2004)

10.2 +                Director Appointment Agreement of Shlomo Rothman dated January 1, 2004 (incorporated by reference to Form 10-QSB filed on August 16, 2004)

10.3 +                Employment Agreement with Uri Levy dated January 1, 2004 (incorporated by reference to Form
                      SB-2 (File No. 333-120174) filed on November 3, 2004)

10.4 +                Employment Agreement with Haim Tabak dated April 1, 2004 (incorporated by reference to Form
                      SB-2 (File No. 333-120174) filed on November 3, 2004)

10.5 +                Employment Agreement with Shachar Schalka dated April 1, 2004 (incorporated by reference to
                      Form SB-2 (File No. 333-120174) filed on November 3, 2004)

10.6 +                Employment Agreement with Gil Levi dated April 1, 2004 (incorporated by reference to Form SB-2
                      (File No. 333-120174) filed on November 3, 2004)

10.7 +                Employment Agreement with Idan Miller dated May 1, 2004 (incorporated by reference to Form
                      SB-2 (File No. 333-120174) filed on November 3, 2004)

10.8                  Lease Agreement dated August 31, 2004 between Zone4Play Israel, Ltd. and Atidim Ltd.
                      (incorporated by reference to Amendment No. 1 to Form SB-2 (File No. 333-120174) filed on
                      December 21, 2004)

10.9                  Joint Venture Agreement, dated June 1, 2004, by and between Zone4Play and Netfun, Ltd.
                      (incorporated by reference to Form 10-QSB filed on August 16, 2004)

10.10                 Joint Distribution Agreement, dated April 21, 2004, by and between Game Universe Inc. and
                      Zone4Play, Inc. (incorporated by reference to Amendment No. 1 to Form SB-2 (File No.
                      333-120174) filed on December 21, 2004)

10.11                 Distribution Agreement, dated June 21, 2004, by and between Zone4Play, Inc. and Slingo Inc.
                      (incorporated by reference to Amendment No. 1 to Form SB-2 (File No. 333-120174) filed on
                      December 21, 2004)

10.12                 Marketing Agreement, dated August 12, 2004, between Bluestreak Technology, Inc. and Zone4Play,
                      Inc. (incorporated by reference to Amendment No. 1 to Form SB-2 (File No. 333-120174) filed on
                      December 21, 2004)

10.13                 Agreement, dated August 8, 2004, between The Gaming Channel Limited and Zone4Play (UK) Ltd.
                      (incorporated by reference to Amendment No. 1 to Form SB-2 (File No. 333-120174) filed on
                      December 21, 2004)

10.14                 Interactive Service Agreement, dated November 6, 2003, by and between Zone4Play, Inc. and RCN
                      Telecom Services of Illinois, LLC (incorporated by reference to Form 8-K filed on December 20,
                      2004)

10.15                 Casino Games Supply and License Subcontract Agreement, dated October 1, 2003, between NDS
                      Limited and Zone4Play, Inc.  (incorporated by reference to Form 8-K filed on December 20, 2004)

10.16                 Interactive Television Content Service Agreement, dated March 10, 2003, between Two Way TV
                      Limited, Zone4Play (CY) Limited and Zone4Play Israel Ltd. (incorporated by reference to Form
                      8-K filed on December 20, 2004)

10.17                 Agreement of Novation made on September 8, 2003 between Two Way TV, Ltd., Zone 4 Play (CY)
                      Ltd., Zone4Play (Israel) Ltd., and Zone 4 Play (UK) Ltd. (incorporated by reference to Form
                      8-K filed on December 20, 2004)

10.18                 Game Licensing Agreement, dated January 8, 2004, by and between Zone 4 Play, Inc. and LodgeNet
                      Entertainment Corporation  (incorporated by reference to Form 8-K filed on December 20, 2004)

10.19                 Content License Agreement, dated August 24, 2004, by and between CSC Holdings, Inc. and Zone 4
                      Play, Inc. (incorporated by reference to Amendment No. 1 to Form SB-2 (File No. 333-120174)
                      filed on December 21, 2004)

10.20                 Interactive Affiliation Agreement dated November 18, 2004 by and between Zone 4 Play, Inc. and
                      EchoStar Satellite LLC (incorporated by reference to Form 8-K filed on November 30, 2004)
                      (confidential treatment was granted by the securities and exchange commission)

10.21 +               Employment Agreement with Idan Miller dated November 30, 2004 (incorporated by reference to
                      Form 8-K filed on November 30, 2004)

10.22 +               2004 Global Share Option Plan (incorporated by reference to Form 8-K filed on November 30,
                      2004)

10.23                 Amendment Agreement by and between Zone4Play, Inc. and LodgeNet Entertainment Corporation
                      dated as of December 14, 2004 (incorporated by reference to Form 8-K filed on December 30,
                      2004)

10.24                 Agreement made as of January 17, 2005 between Eurobet UK Limited and Zone4Play (UK) Limited
                      (incorporated by reference to Form 8-K filed on January 24, 2005)

10.25                 Agreement made as of January 24, 2005 between The Poker Channel Ltd. and Zone 4 Play, Inc.
                      (incorporated by reference to Form 8-K filed on January 27, 2005)

10.26                 Securities Purchase Agreement dated December 31, 2004 among Zone 4 Play, Inc. and each purchaser identified on the signature pages thereto (incorporated by reference to Form 8-K filed on January 7, 2005)

10.27                 Securities  Purchase  Agreement  dated  January  27,  2005  among  Zone 4 Play,  Inc.  and each purchaser  identified on the signature  pages  thereto  (incorporated  by reference to Form 8-K filed on January 27, 2005)

10.28 +               Director Appointment Agreement of Sean Ryan dated February 15, 2005 (incorporated by reference to Form 8-K filed on February 22, 2005)

10.29                 Interactive Fixed Odds Betting Services Agreement dated February 22, 2005, among Zone 4 Play,
                      Inc., Winner.Com (UK) Limited and Two Way Media Limited (incorporated by reference to Form 8-K filed on February 28, 2005)

10.30                 Stock Purchase Agreement dated March 10, 2005, between Zone 4 Play, Inc. and Netfun Ltd.
                      (incorporated by reference to Form 8-K filed on March 14, 2005)

16.1                  Letter from Peach Goddard Chartered Accountants dated February 5, 2004 (incorporated by reference to Form 8-K filed on February 6, 2004)

21.1                  List of Subsidiaries (incorporated by reference to Form SB-2 (File No. 333-120174) filed on
                      November 3, 2004)

31.1                  Certification required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as
                      amended. *

31.2                  Certification required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as
                      amended. *

32.1                  Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
                      Sarbanes-Oxley Act of 2002. *

32.2                  Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
                      Sarbanes-Oxley Act of 2002. *

                      * Filed herewith.

                      + A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 13(a) of Form 10-KSB.

                                ZONE 4 PLAY, INC.
                              AND ITS SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)


                        CONSOLIDATED FINANCIAL STATEMENTS


                             AS OF DECEMBER 31, 2004


                                 IN U.S. DOLLARS




                                      INDEX


                                                                          PAGE
                                                                     ---------------

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                   F - 2

CONSOLIDATED BALANCE SHEET                                            F - 3 - F - 4

CONSOLIDATED STATEMENTS OF OPERATIONS                                     F - 5

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY                         F - 6

CONSOLIDATED STATEMENTS OF CASH FLOWS                                     F - 7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                            F - 8 - F -24

[ERNST & YOUNG LOGO]


            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


                             TO THE SHAREHOLDERS OF

                                ZONE 4 PLAY, INC.
                          (A DEVELOPMENT STAGE COMPANY)



     We have audited the accompanying consolidated balance sheet of Zone 4 Play, Inc. (a development stage company) (the "Company") and its subsidiaries as of December 31, 2004, and the related consolidated statements of operations, changes in stockholders' deficiency and cash flows for each of the two years in the period ended December 31, 2004 and for the period from April 2, 2001 (commencement of operations) through December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 2004, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2004 and for the period from April 2, 2001 (commencement of operations) through December 31, 2004, in conformity with U.S. generally accepted accounting principles.




March 29, 2005
 Tel-Aviv, Israel                               /s/ KOST FORER GABBAY & KASIERER
                                                A Member of Ernst & Young Global

                                          ZONE 4 PLAY, INC. AND ITS SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------
U.S. DOLLARS

                                                         DECEMBER 31,
                                                            2004
                                                          --------
    ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                               $144,077
  Trade receivables                                        176,210
  Other accounts receivable and prepaid expenses            44,066
                                                          --------

TOTAL current assets                                       364,353
                                                          --------

SEVERANCE PAY FUND                                          58,403
                                                          --------

PROPERTY AND EQUIPMENT, NET                                211,752
                                                          --------

TOTAL assets                                              $634,508
                                                          ========

The accompanying notes are an integral part of the consolidated financial statements.

                                          ZONE 4 PLAY, INC. AND ITS SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------
U.S. DOLLARS (EXCEPT SHARE DATA)

                                                                                                               DECEMBER 31,
                                                                                                                   2004
                                                                                                               -----------
     LIABILITIES AND STOCKHOLDERS' DEFICIENCY

 CURRENT LIABILITIES:
   Short-term bank credit                                                                                      $    10,112
   Short-term loans from stockholders                                                                                1,229
   Trade payables                                                                                                  251,541
   Employees and payroll accruals                                                                                  334,446
   Accrued expenses and other liabilities                                                                          153,018
                                                                                                               -----------

 TOTAL current liabilities                                                                                         750,346
                                                                                                               -----------

 LONG-TERM LIABILITIES
   Accrued severance pay                                                                                           203,786
                                                                                                               -----------

 COMMITMENTS AND CONTINGENT LIABILITIES

 STOCKHOLDERS' DEFICIENCY:
   Common stock of $ 0.001 par value:
     Authorized: 75,000,000 shares as of December 31, 2004; Issued and outstanding: 20,540,012 shares
     as of December 31, 2004                                                                                        20,540
   Additional paid-in capital                                                                                    3,595,532
   Deferred stock compensation                                                                                    (983,549)
   Accumulated other comprehensive income                                                                            5,521
   Deficit accumulated during the development stage                                                             (2,957,668)
                                                                                                               -----------

 TOTAL stockholders' deficiency                                                                                   (319,624)
                                                                                                               -----------

 TOTAL liabilities and stockholders' deficiency                                                                $   634,508
                                                                                                               ===========

The accompanying notes are an integral part of the consolidated financial statements.

                                          ZONE 4 PLAY, INC. AND ITS SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
U.S. DOLLARS (EXCEPT SHARE DATA)

                                                                                                              PERIOD FROM
                                                                                                             APRIL 2, 2001
                                                                                                           (COMMENCEMENT OF
                                                                                                               OPERATIONS )
                                                                         YEAR ENDED DECEMBER 31,               THROUGH
                                                                    --------------------------------          DECEMBER 31,
                                                                        2004                 2003                 2004
                                                                    -----------          -----------          -----------
 Revenues:
   Sale of Software                                                 $   572,624          $   173,707          $   811,528
   One-time sale of software applications to related party              196,000              380,000              704,340
                                                                    -----------          -----------          -----------

   Total revenues                                                       768,624              553,707            1,515,868
   Cost of revenues                                                     127,944              194,904              420,040
                                                                    -----------          -----------          -----------

 Gross profit                                                           640,680              358,803            1,095,828
                                                                    -----------          -----------          -----------

 Operating expenses:
   Research and development                                           1,347,960              504,153            2,360,793
   Selling and marketing                                                607,511              144,919              812,241
   General and administrative                                           565,190              108,471              695,396
                                                                    -----------          -----------          -----------

 TOTAL operating expenses                                             2,520,661              757,543            3,868,430
                                                                    -----------          -----------          -----------

 Operating loss                                                       1,879,981              398,740            2,772,602
 Financial expenses                                                      40,896               43,672               85,041
                                                                    -----------          -----------          -----------

 Net loss                                                           $ 1,920,877          $   442,412          $ 2,857,643
                                                                    ===========          ===========          ===========

 Basic and diluted net loss per share                               $     0.102          $     0.039
                                                                    ===========          ===========

 Weighted average number of common stock used in computing
    basic and diluted net loss per share                             18,831,765           10,426,190
                                                                    ===========          ===========

The accompanying notes are an integral part of the consolidated financial statements.

                                          ZONE 4 PLAY, INC. AND ITS SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
--------------------------------------------------------------------------------
U.S. DOLLARS (EXCEPT SHARE DATA)




                                                                                              ADDITIONAL          DEFERRED
                                                           COMMON             SHARE             PAID-IN             STOCK
                                                           STOCK             CAPITAL            CAPITAL         COMPENSATION
                                                       ------------        ------------       ------------       -----------
                                                          NUMBER              AMOUNT
                                                       ------------        ------------
Issuance common stock on April 2, 2001                   10,426,190        $     10,426       $          -       $         -
Net loss                                                          -                   -                  -                 -
                                                       ------------        ------------       ------------       -----------
Total comprehensive loss



Balance as of December 31, 2001                          10,426,190              10,426                  -                 -
Net loss                                                          -                   -                  -                 -
                                                       ------------        ------------       ------------       -----------
Total comprehensive loss



Balance as of December 31, 2002                          10,426,190              10,426                  -                 -
Net loss                                                          -                   -                  -                 -
                                                       ------------        ------------       ------------       -----------
Total comprehensive loss


Balance as of December 31, 2003                          10,426,190              10,426                  -                 -
  Issuance of shares in respect of reverse shell
    acquisition                                           7,550,000               7,550             86,450                 -
Issuance of shares and warrants, net on April 1,
  2004                                                    1,497,252               1,497          1,196,300                 -
Issuance of shares to service provider on April
  5, 2004                                                    44,348                  45             39,869                 -
Issuance of shares and warrants, net on August
  17, 2004                                                1,000,000               1,000            975,135                 -
Issuance of shares to service provider on August
  17, 2004                                                   22,222                  22             11,978                 -
Deferred stock compensation                                       -                   -          1,285,800        (1,285,800)
Amortization of deferred stock compensation                       -                   -                  -           302,251
Foreign currency translation adjustments                          -                   -                  -                 -
Net loss                                                          -                   -                  -                 -
                                                       ------------        ------------       ------------       -----------
Total comprehensive loss


Balance as of December 31, 2004                          20,540,012        $     20,540       $  3,595,532       $  (983,549)
                                                       ============        ============       ============       ===========




                                                                          DEFICIT
                                                      ACCUMULATED       ACCUMULATED
                                                         OTHER           DURING THE             TOTAL               TOTAL
                                                     COMPREHENSIVE       DEVELOPMENT        COMPREHENSIVE       STOCKHOLDERS'
                                                         INCOME             STAGE            INCOME (LOSS)        DEFICIENCY
                                                       -----------       ------------        -------------       ------------

Issuance common stock on April 2, 2001                 $         -       $    (10,416)       $     (10,416)      $         10
Net loss                                                         -             (6,638)              (6,638)            (6,638)
                                                       -----------       ------------        -------------       ------------
Total comprehensive loss                                                                     $     (17,054)
                                                                                             =============


Balance as of December 31, 2001                                  -            (17,054)                                 (6,628)
Net loss                                                         -           (487,716)       $    (487,716)          (487,716)
                                                       -----------       ------------        -------------       ------------
Total comprehensive loss                                                                     $    (487,716)
                                                                                             =============


Balance as of December 31, 2002                                  -           (504,770)                               (494,344)
Net loss                                                         -           (442,412)       $    (442,412)          (442,412)
                                                       -----------       ------------        -------------       ------------
Total comprehensive loss                                                                     $    (442,412)
                                                                                             =============


Balance as of December 31, 2003                                  -           (947,182)                               (936,756)
  Issuance of shares in respect of reverse shell
    acquisition                                                  -            (89,609)                                  4,391
Issuance of shares and warrants, net on April 1,
                                            2004                 -                  -                               1,197,797
Issuance of shares to service provider on April
  5, 2004                                                        -                  -                                  39,914
Issuance of shares and warrants, net on August
  17, 2004                                                       -                  -                                 976,135
Issuance of shares to service provider on August
  17, 2004                                                       -                  -                                  12,000
Deferred stock compensation                                      -                  -                                       -
Amortization of deferred stock compensation                      -                  -                                 302,251
Foreign currency translation adjustments                     5,521                  -        $       5,521              5,521
Net loss                                                         -         (1,920,877)          (1,920,877)        (1,920,877)
                                                       -----------       ------------        -------------       ------------
Total comprehensive loss                                                                     $  (1,915,356)
                                                                                             =============

Balance as of December 31, 2004                        $     5,521       $ (2,957,668)                           $   (319,624)
                                                       ===========       ============                            ============

The accompanying notes are an integral part of the consolidated financial statements.

                                          ZONE 4 PLAY, INC. AND ITS SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------
U.S. DOLLARS



                                                                                                             PERIOD FROM
                                                                                                             APRIL 2, 2001
                                                                                                            (COMMENCEMENT
                                                                                 YEAR ENDED                 OF OPERATIONS)
                                                                                 DECEMBER 31,                   THROUGH
                                                                        ------------------------------        DECEMBER 31,
                                                                           2004               2003               2004
                                                                        -----------        -----------        -----------
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                             $(1,920,877)       $  (442,412)       $(2,857,643)
   Adjustments required to reconcile net loss to net cash used in operating activities:
     Depreciation                                                            47,421             22,291             75,453
     Loss from sale of property and equipment                                     -              1,702              1,702
     Increase in trade and other accounts receivable and prepaid
       expenses                                                            (161,023)           (42,563)          (217,373)
     Amortization of deferred compensation                                  302,251                  -            302,251
     Increase in trade payables                                             173,994             16,119            251,542
     Increase in employees and payroll accruals                             172,559                493            334,446
     Increase in accrued expenses and other liabilities                     126,193             18,601            153,017
     Increase (decrease) in advance payments from customers                (243,500)            47,500                  -
     Accrued severance pay ,net                                              77,606             23,779            145,383
     Compensation related to issuance of common stock to a
       service provider                                                      51,914                  -             51,914
                                                                        -----------        -----------        -----------

 Net cash used in operating activities                                   (1,373,462)          (354,490)        (1,759,308)
                                                                        -----------        -----------        -----------

 CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                      (203,477)           (24,202)          (288,907)
                                                                        -----------        -----------        -----------

 Net cash used in investing activities                                     (203,477)           (24,202)          (288,907)
                                                                        -----------        -----------        -----------

 CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of shares in respect of reverse shell acquisition (1)             4,391                  -              4,391
   Issuance of shares and warrants, net                                   2,173,932                  -          2,173,942
   Short-term bank credit, net                                              (26,741)               (94)            10,112
   Receipt (repayment) of short-term loans  from stockholders              (483,066)           427,852              1,229
                                                                        -----------        -----------        -----------

 Net cash provided by financing activities                                1,668,516            427,758          2,189,674
                                                                        -----------        -----------        -----------

 Effect of exchange rate changes on cash and cash equivalents                 2,618                  -              2,618
                                                                        -----------        -----------        -----------

 Increase in cash and cash equivalents                                       94,195             49,066            144,077
 Cash and cash equivalents at the beginning of the period                    49,882                816                  -
                                                                        -----------        -----------        -----------

 Cash and cash equivalents at the end of the period                     $   144,077        $    49,882        $   144,077
                                                                        ===========        ===========        ===========

 SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
   Cash paid during the period for:
   Interest                                                             $    13,691        $     4,571        $    22,092
                                                                        ===========        ===========        ===========

*)   Represents an amount lower than $ 1.

(1) On February 1, 2004, the Company acquired Zone 4 Play, Inc. (Delaware) through a reverse shell purchase acquisition (see Note 1c).

The accompanying notes are an integral part of the consolidated financial statements.

                                          ZONE 4 PLAY, INC. AND ITS SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS

NOTE 1:- GENERAL

     a. Zone 4 Play, Inc. (the "Company") was incorporated under the laws of the State of Nevada on April 23, 2002 as Old Goat Enterprises, Inc. On February 1, 2004, the Company acquired Zone 4 Play, Inc. ("Zone 4 Play (Delaware)" See note 1c), which was incorporated under the laws of the State of Delaware on April 2, 2001, and subsequently changed the Company's name to Zone 4 Play, Inc., a Nevada corporation. The Company develops and markets interactive games applications for Internet, portable devices and interactive TV platforms.

          The Company conducts its operations and business with and through its wholly-owned subsidiary, Zone 4 Play, (Delaware), and its wholly-owned subsidiaries Zone 4 Play, Ltd., an Israeli company incorporated in July 2001, which is engaged in research and development and marketing of the applications, and Zone 4 Play, (UK) Limited, a United Kingdom corporation, incorporated in November 2002, which is engaged in marketing of the applications.

          The Company's shares are currently traded on the OTC Bulletin Board under the trading symbol "ZFPI.OB."

     b. The Company and its subsidiaries are devoting substantially all of its efforts toward conducting research, development and marketing of its software. The Company's and its subsidiaries' activities also include raising capital and recruiting personnel. In the course of such activities, the Company and its subsidiaries have sustained operating losses and expect such losses to continue in the foreseeable future. The Company and its subsidiaries have not generated sufficient revenues and have not achieved profitable operations or positive cash flow from operations. The Company's accumulated deficit aggregated to $ 2,957,668 as of December 31, 2004. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis.

          The Company plans to continue to finance its operations with a combination of securities issuances and revenues from product sales.

          Subsequent to the balance sheet date (see Note 13a) the Company completed a round of financing, with gross proceeds in the amount of $ 3,989,999.

     c.   Acquisition of Zone 4 Play (Delaware):

          According to the agreement between the Company and Zone 4 Play (Delaware), the Company issued 10,426,190 shares of common stock to the former holders of equity interests in Zone 4 Play (Delaware).

                                          ZONE 4 PLAY, INC. AND ITS SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS


NOTE 1:- GENERAL (CONT.)

          The acquisition has been accounted for as a reverse acquisition, whereby the Company was treated as the acquiree and Zone 4 Play (Delaware) as the acquirer, primarily because the shareholders of Zone 4 Play (Delaware) owned a majority, approximately 58% of the Company's common stock, upon completion of the acquisition. Immediately prior the consumption of the transaction Zone 4 Play, Inc. had no material assets and liabilities, hence the reverse acquisition was treated as a capital stock transaction in which Zone 4 Play (Delaware) is deemed to have issued the common stock held by the Company's shareholders for the net assets of the Company. The historical financial statements of Zone 4 Play (Delaware) became the historical financial statements of the Company.

     d.   Concentration of risk that may have a significant impact on the
          Company:

          During 2004, the Company derived most of its revenues from three major customers (see Note 11).


NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES

     The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP").

     a.   Use of estimates:

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     b.   Financial statements in U.S. dollars:

          Most of the revenues of the Company and certain of its subsidiaries are generated in U.S. dollars ("dollar"). In addition, a substantial portion of the Company's and its subsidiaries costs are incurred in dollars. Company's management believes that the dollar is the primary currency of the economic environment in which the Company and its subsidiaries operate. Thus, the functional and reporting currency of the Company and its subsidiaries is the dollar.

          Accordingly, monetary accounts maintained in currencies other than the dollar are remeasured into U.S. dollars in accordance with Statement of Financial Accounting Standard No. 52, "Foreign Currency Translation" ("SFAS No. 52"). All transactions gains and losses of the remeasurement of monetary balance sheet items are reflected in the consolidated statements of income as financial income or expenses as appropriate, and have not been significant to date for all years presented.

                                          ZONE 4 PLAY, INC. AND ITS SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES (CONT.)

          The financial statements of the Company's subsidiary in the UK, whose functional currency is not the dollar, have been translated into dollars. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Statement of operation amounts has been translated using the average exchange rate for the year. The resulting aggregate translation adjustments were reported as a component of accumulated other comprehensive income in shareholders' equity.

     c.   Reclassification:

          Certain amounts from prior years referring to reverse shell acquisition have been reclassified to conform to current period presentation.

     d.   Principles of consolidation:

          The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany transactions and balances, have been eliminated upon consolidation.

     e.   Cash equivalents:

          Cash equivalents are short-term highly liquid investments that are readily convertible to cash with original maturities of three months or less.

     f.   Property and equipment, net:

          Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method, over the estimated useful lives of the assets, at the following annual rates:


                                                                                          %
                                                                         ------------------------------------
          Computers and peripheral equipment                                           20 - 33
          Office furniture and equipment                                                6 - 15
                                                                         Over the term of the lease or the
          Leasehold improvements                                         life of the asset, by the shorter of

          The Company's long-lived assets are reviewed for impairment in accordance with Statement of Financial Accounting Standard No. 144 "Accounting for the Impairment or Disposal of Long- Lived Assets" ("SFAS No. 144") whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During 2004,and 2003, no impairment losses have been identified.

                                          ZONE 4 PLAY, INC. AND ITS SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES (CONT.)

     g.   Severance pay:

          The Company's liability for severance pay in respect to its Israeli employees is calculated pursuant to Israeli severance pay law based on the most recent salary of the employees multiplied by the number of years of employment as of the balance sheet date. Israeli employees are entitled to one month's salary for each year of employment, or a portion thereof. The subsidiary's liability for its employees is fully provided by monthly deposits with severance pay funds, insurance policies and by an accrual. The value of these policies is recorded as an asset in the Company's balance sheet.

          The deposited funds may be withdrawn only upon the fulfillment of the obligation pursuant to Israeli severance pay law or labor agreements. The value of the deposited funds is based on the cash surrendered value of these policies, and includes immaterial profits.

          Severance expenses for the years ended December 31, 2004 and December 31, 2003 amounted to $ 103,923 and $ 37,674, respectively.

     h.   Accounting for stock-based compensation:

          The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Options Issued to Employees" ("APB 25") and FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN 44") in accounting for its employee stock option plans. Under APB 25, when the exercise price of a stock option is less than the market price of the underlying stock on the date of grant, compensation expense is recognized.

          The Company had adopted the disclosure provisions of Financial Accounting Standards Board Statement No. 148, "Accounting for Stock-Based Compensation - transition and disclosure" ("SFAS No. 148"), which amended certain provisions of SFAS 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, effective as of the beginning of the fiscal year. The Company continues to apply the provisions of APB No. 25, in accounting for stock-based compensation.

          The Company applies SFAS 123 and EITF 96-18 "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" with respect to options issued to non-employees. SFAS 123 requires use of an option valuation model to measure the fair value of these options at the grant date.

                                          ZONE 4 PLAY, INC. AND ITS SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES (CONT.)

          Pro forma information regarding the Company's net losses and net earnings (loss) per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method prescribed by SFAS No. 123.

          Pro forma information under SFAS No. 123, is as follows:


                                                                    YEAR ENDED DECEMBER 31,
                                                                -----------------------------
                                                                   2004              2003
                                                                ----------       ------------
Net loss as reported                                            $1,920,877       $    442,412
Add - stock-based employee compensation - intrinsic value          302,251                  -
Deduct - stock-based employee compensation -fair value             367,659                  -
                                                                ----------       ------------
Pro forma:
  Net loss:                                                     $1,986,285       $    442,412
                                                                ==========       ============
  Loss per share:
    Basic and diluted, as reported                              $    0.102       $      0.039
                                                                ==========       ============

Pro forma basic and diluted loss                                $    0.105       $      0.039
                                                                ==========       ============

          Under SFAS No. 123, pro forma information regarding net loss and net loss per share is required, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2004: risk-free interest rates of 2%, with a dividend yields of 0% for the year ended December 31, 2004, volatility factors of the expected market price of the Company's common stock of $ 1.11, and a weighted-average expected life of the option of 2.1 years.

     i.   Revenue recognition:

          The Company generates revenues mainly from revenue sharing agreements and from software license fee. The Company generates revenues through its direct sales force.

          The Company is entitled to revenues from revenue sharing arrangements upon sublicensing of the Company's products to end-users. Revenues from revenue sharing arrangements are recognized when such revenues are reported to the Company.

          The Company accounts for revenues from software applications agreements in accordance with Statement of Position 97-2, "Software Revenue Recognition", as amended ("SOP 97-2") and as amended by SOP 98-9 and related interpretations. Revenue from license fees is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, no significant obligations with regard to implementation remain, the fee is fixed or determinable and collectibility is probable.

                                          ZONE 4 PLAY, INC. AND ITS SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES (CONT.)

          Revenues from sale of software that require significant customization, integration and installation are recognized in accordance with Statement of Position 81-1, "Accounting for Performance of Construction - Type and Certain Production Type Contracts" ("SOP 81-1"), using contract accounting on a completed contract method. After delivery, if uncertainty exists about customer acceptance of the software, license revenue is not recognized until acceptance. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are first determined, in the amount of the estimated loss on the entire contract. During 2004 and 2003 no such estimated losses were identified.

          Estimated gross profit or loss from long-term contracts may change due to changes in estimates resulting from differences between actual performance and original forecasts. Such changes in estimated gross profit are recorded in results of operations when they are reasonably determinable by management, on a cumulative catch-up basis.

     j.   Research and development costs:

          Research and development costs are charged to the Statement of Operations as incurred. Statement of Financial Accounting Standard No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" ("SFAS No. 86"), requires capitalization of certain software development costs subsequent to the establishment of technological feasibility.

          Based on the Company's product development process, technological feasibility is established upon completion of a working model. Costs incurred by the Company between completion of the working models and the point at which the products are ready for general releases have been insignificant. Therefore, all research and development costs have been expensed.

     k    Income taxes:

          The Company and its subsidiaries account for income taxes in accordance with Statement of Financial Accounting Standards, "Accounting for Income Taxes" ("SFAS No. 109"). This statement prescribes the use of the liability method whereby deferred tax assets and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company and its subsidiaries provide a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value.

                                          ZONE 4 PLAY, INC. AND ITS SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES (CONT.)

     l.   Concentrations of credit risk:

          Financial instruments that potentially subject the Company and its subsidiaries to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. The majority of the Company's cash and cash equivalents are invested with major banks in Israel, the United Kingdom and the United States. Management believes that the financial institutions that hold the Company's investments are financially sound and accordingly, minimal credit risk exists with respect to these investments. Such cash and cash equivalents in the United States may be in excess of insured limits and are not insured in other jurisdictions. However, management believes that such financial institutions are financially sound.

          The Company's trade receivables as of December 31, 2004, are derived mainly from sales to two organizations located in United Kingdom and in the United states. The Company performs ongoing credit evaluations of its customers and to date has not experienced any material losses.

          The Company and its subsidiaries have no off-balance-sheet concentration credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

     m.   Fair value of financial instruments:

          The following methods and assumptions were used by the Company and its subsidiaries in estimating their fair value disclosures for financial instruments:

          The carrying amounts of cash and cash equivalents, trade receivables, other accounts receivable, short-term bank credit, short-term loans, trade payables and other accounts payable approximate their fair value due to the short-term maturity of such instruments.

     n.   Impact of recently issued accounting standard:

          On December 16, 2004, the FASB issued Statement No. 123R (revised 2004 Share-Based Payment ("Statement 123R"), which is a revision of SFAS No. 123, Generally, the approach in Statement 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123 permitted, but did not require, share-based payments to employees to be recognized in income based on their fair values while Statement 123(R) requires all share-based payments to employees to be recognized in income based on their fair values. Statement 123(R) also revises, clarifies and expands guidance in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods. The new standard will be effective for the Company in the first interim period beginning after June 15, 2005.

                                          ZONE 4 PLAY, INC. AND ITS SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES (CONT.)

          The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 2h to the Company's consolidated financial statements.


NOTE 3:- OTHER ACCOUNTS RECEIVABLE AND PREPAID EXPENSES


                                                         DECEMBER 31,
                                                             2004
                                                           --------
                Government authorities                     $ 29,010
                Prepaid expenses and other                   15,056
                                                           --------

                                                           $ 44,066
                                                           ========


NOTE 4:- PROPERTY AND EQUIPMENT, NET

                Cost:
                  Computers and peripheral equipment       $236,957
                  Leasehold improvements                      9,992
                  Office furniture and equipment             40,906
                                                           --------

                                                            287,855
                                                           --------
                Accumulated depreciation:
                  Computers and peripheral equipment         72,588
                  Leasehold improvements                        395
                  Office furniture and equipment              3,120
                                                           --------

                                                             76,103
                                                           --------

                Depreciated cost                           $211,752
                                                           ========

NOTE 5:- SHORT-TERM BANK CREDIT

                                                                  DECEMBER 31, 2004
                                                           ---------------------------------
                                                            INTEREST RATE        AMOUNT
                                                           ---------------   ---------------
                                                                  %
                                                           ---------------
Short-term bank credit linked to New Israeli Shekel (NIS)       NIS 8.2       $10,112

  Total authorized credit lines                                               $23,213

                                          ZONE 4 PLAY, INC. AND ITS SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS

NOTE 6:- SHORT-TERM LOANS FROM STOCKHOLDERS

     a. In December 2002, the Company signed a loan agreement with its stockholder in an amount of up to $ 500,000, for a term of two years. Up until December 2003, the Company obtained a total amount of $ 85,359. In 2004, $ 84,130 of the loan was repaid. The loan is in U.S. dollars and bears an annual interest rate of 1.5%.

     b. The Company had received short-term loans from stockholders in Israel and in the U.S. All loans were paid by the end of March 2004.


NOTE 7:- COMMITMENTS AND CONTINGENT LIABILITIES

     a.   Lease commitments:

          The Company leases its facilities under lease agreements in Israel, which will expire in December 2009. Future minimum commitments under non-cancelable operating leases as of December 31, 2004 are as follows:

                                                                RENTAL OF
                      YEAR ENDING DECEMBER 31,                  PREMISES
                     ---------------------------------       ---------------
                      2005                                     $     77,967
                      2006                                           80,695
                      2007                                           83,561
                      2008                                           86,569
                      2009                                           84,200
                                                             ---------------

                                                               $    412,992
                                                             ===============

          Total rent and other attendant expenses for the years ended December 31, 2004 and December 31, 2003, were $ 21,947 and $ 19,570, respectively.

     b.   Litigation:

          In October 2002, the Company signed an agreement in the amount of $ 296,500 with a related party and a third party to provide a software application.

          According to the agreement, the Company received an advance payment in the amount of $ 196,000 from the third party.

          Due to a dispute with the third party, the software application was not delivered.

                                          ZONE 4 PLAY, INC. AND ITS SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS (EXCEPT SHARE DATA)

NOTE 7:- COMMITMENTS AND CONTINGENT LIABILITIES (CONT.)

          In March 2003, the Company and a related party filed a claim in the Court of Law in the state of Israel against the third party. During 2004, the Company's reached a settlement with all the parties involved. According to the settlement, each party dismissed its claim and the Company provided the software application for the amount of $ 196,000 instead of $ 296,500, which was presented as a one-time sale of software application to a related party in the year ended December 31, 2004.


NOTE 8:- SHARE CAPITAL

     a.   Shareholders' rights:

          The shares of common stock confer upon the holders the right to elect the directors and to receive notice to participate and vote in stockholders meetings of the Company, and the right to receive dividends, if and when declared.

     b.   Private placement:

          1. All common stock and per share stock amounts have been adjusted to 10,426,190 common stock resulted from the acquisition agreement, as described in note 1c.

          2. In April 2001, upon commencement of operations, the Company issued 104,314 shares of common stock of $ 0.001 par value in consideration of $ 0.1 and in addition was obligated to issue 10,321,876 shares of its common stock to its founders. These shares were issued in August 2003 (9,233,880 shares), in September 2003 (734,371 shares) and in November 2003 (353,625 shares). All common stock and per share amounts have been adjusted to give retroactive effect to the issuance of these shares.

          3. In April 2004, the Company completed a $ 1.2 million private placement, consisting of approximately 1,500,000 shares of its common stock of $ 0.001 par value and two warrants to purchase one share of common stock each. One warrant is exercisable for 24 months at a price of $ 1.85 per share and one warrant is exercisable for 36 months at a price of $ 2.50 per share. The purchase price for each common stock and two warrants was $ 0.80. The private placement agreement was signed with a group of institutional and individual investors.

          4. The Company has signed agreements with two non-employee directors. As long as they serve as a member of the Board, the Company shall pay each of the Directors a directors fee of $ 7,000 per annum, payable in quarterly installments. Both Directors shall be granted an option under the terms of the Company's option plan , to purchase 192,261 shares of common stock of the Company at an exercise price per share of $ 1. Each Directors rights to exercise such option shall vest in three equal annual installments during a period of three years commencing in May 2004, provided that the Company's agreement with such Director does not terminate earlier. The options were granted in March 2005.

                                          ZONE 4 PLAY, INC. AND ITS SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS (EXCEPT SHARE DATA)

NOTE 8:- SHARE CAPITAL (CONT.)

          5. In April 2004, the Company issued 44,348 shares fully vested to a service provider, regarding its service agreements. The Company had accounted for its shares issued to the service provider under the fair value method of SFAS No.123 and EITF 96-18. The fair value of these shares was estimated using the Company's share price at grant date

          6. In June 2004, the Company and NetFun Ltd. ("NetFun") formed a new company named MIXTV Ltd. ("MIXTV") in order to pursue the marketing, deployment and support of the MIXTV system. The controlling stake of 50.1% was held by the Company. NetFun had a 20% share of the new company, which could be increased to up to 49.9% as pre-defined two milestones: (a) upon MIXTV reaching its operational break-even, 10% of the shares will be transferred to NetFun and (b) upon repayment to the Company all the sums provided to MIXTV, 19.9% of the shares will be transferred to Netfun. A trustee held the remaining shares (29.9%). The Company needed to provide capital to the new company for one year of operations, and NetFun needed to deliver its intellectual property assets (i.e., MIXTV software). MIXTV commenced operations in July 2004 and generated losses as of December 31, 2004 that have been consolidated in the Company's financial statements since inception. During March 2005, the Company purchased the remaining shares of MIXTV (see Note 13d).

          7. On August 17, 2004, the Company issued 22,222 shares fully vested to a service provider, regarding its service agreements. The Company had accounted for its shares to the service provider under the fair value method of SFAS No. 123 and EITF 96-18. The fair value issued of these shares was estimated using the Company's share price at grant date.

          8. On August 17, 2004, the Company completed a $ 1 million private placement consisting of 1,000,000 shares of its common stock of $
               0.001 par value and two warrants to purchase one share of common stock each. One warrant is exercisable for 24 months at a price of $ 2.00 per share and one warrant is exercisable for 36 months at a price of $ 2.50 per share. The purchase price for each common stock and two warrants was $ 1.

     c.   Dividends:

          In the event that cash dividends are declared in the future, such dividends will be paid in U.S. dollars. The Company does not intend to pay cash dividends in the foreseeable future.

     d.   Stock option plans:

          1. On November 23, 2004, the Company adopted a Global Share Option Plan. The 2004 Global Share Option Plan is intended to provide incentives to employees, directors and consultants by providing them with opportunities to purchase shares of the Company's common stock. The 2004 Global Share Option Plan is effective as of November 23, 2004 and terminates ten years from such date. The Company has reserved 5,000,000 shares of common stock for issuance under the 2004 Global Share Option Plan.

                                          ZONE 4 PLAY, INC. AND ITS SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS (EXCEPT SHARE DATA)

NOTE 8:- SHARE CAPITAL (CONT.)

               The exercise price of the options granted under the plan may not be less than the par value of the shares into which such options are exercised. The options vest primarily over three years. Any options that are forfeited or not exercised before expiration become available for future grants.

          2. A summary of the Company's option activity, and related information is as follows:

                                                     YEAR ENDED DECEMBER 31,
                                                  ----------------------------
                                                              2004
                                                  ----------------------------
                                                                     WEIGHTED
                                                    NUMBER            AVERAGE
                                                      OF             EXERCISE
                                                    OPTIONS            PRICE
                                                  ---------          ---------
                                                                         $
                                                                     ---------
Outstanding at the beginning of the year                  -                  -
  Granted                                         1,460,000               0.60
                                                  ---------          ---------

Outstanding at the end of the year                1,460,000               0.60
                                                  =========          =========

Options exercisable                                 325,001               0.55
                                                  =========          =========

               The options outstanding as of December 31, 2004, have been classified by ranges of exercise price, as follows:



                                                                                 WEIGHTED
                    OPTIONS         WEIGHTED                      OPTIONS        AVERAGE
                  OUTSTANDING       AVERAGE       WEIGHTED      EXERCISABLE      EXERCISE
                     AS OF         REMAINING       AVERAGE         AS OF         PRICE OF
   EXERCISE        DECEMBER 31,    CONTRACTUAL    EXERCISE        DECEMBER       OPTIONS
 PRICE (RANGE)        2004        LIFE (YEARS)      PRICE         31, 2004      EXERCISABLE
--------------- ---------------- -------------- ------------- ---------------  --------------
       $                                              $                              $
---------------                                 -------------                  --------------
   0.55       1,300,000                 10          0.55            325,001          0.55
   1.00         160,000                 10          1.00                  -             -
                                                                  ---------          ----

              1,460,000                 10          0.6             325,001          0.55
              =========          =========          ====          =========          ====

               Weighted average fair values of options whose exercise price is less than market price of the shares at date of grant were $
               1.13863 for 2004.

                                          ZONE 4 PLAY, INC. AND ITS SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS (EXCEPT SHARE DATA)

NOTE 9:- RELATED PARTY TRANSACTIONS

     a. During 2002, the Company entered into a software development agreement with a related company to sell credit card clearing software. The Company generated one-time revenues from this agreement in 2003, in a total amount of $ 380,000.

     b. In December 2002, the Company signed a loan agreement with its stockholder in an amount of up to $ 500,000 for a term of two years. The loan is in U.S. dollars and bears an annual interest rate of 1.5%. As of December 2004, the Company used the amount of $ 1,229 out of total credit line.


NOTE 10:- INCOME TAXES

     a. Measurement of taxable income under the Income Tax Law (Inflationary Adjustments), 1985:

          Results for tax purposes of the Israeli subsidiary are measured in terms of earnings in NIS, after certain adjustments for increases in the Israeli Consumer Price Index ("CPI"). As explained in Note 2b, the financial statements are measured in U.S. dollars. The difference between the annual change in the Israeli CPI and in the NIS/dollar exchange rate causes a further difference between taxable income and the income before taxes shown in the financial statements. In accordance with paragraph 9(f) of SFAS No. 109, the Israeli subsidiary has not provided deferred income taxes on the difference between the functional currency and the tax bases of assets and liabilities.

     b.   Reform in the Israeli tax system:

          Until December 31, 2003, the regular tax rate applicable to income of companies (which are not entitled to benefits due to "approved enterprise", as described above) was 36%. In June 2004, an amendment to the Income Tax Ordinance (No. 140 and Temporary Provision), 2004 was passed by the Israeli parliament, which determines, among other things, that the corporate tax rate is to be gradually reduced to the following tax rates: 2004 - 35%, 2005 - 34%, 2006 - 32% and 2007 and thereafter - 30%.

                                          ZONE 4 PLAY, INC. AND ITS SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
U.S. DOLLARS

NOTE 10:- INCOME TAXES (CONT.)

     c.   Deferred income taxes:

          Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company and its subsidiaries' deferred tax assets are as follows:

                                                                               DECEMBER 31
                                                                     ---------------------------------
                                                                         2004                  2003
                                                                     -----------           -----------
          Operating loss carry forward                               $   985,723           $   327,293
          Reserves and allowances                                         33,628                38,350
                                                                     -----------           -----------

          Net deferred tax asset before valuation allowance            1,019,351               365,643
          Valuation allowance                                         (1,019,351)             (365,643)
                                                                     -----------           -----------

          Net deferred tax asset                                     $         -           $         -
                                                                     ===========           ===========

          On December 31, 2004, the Company and its subsidiaries have provided valuation allowances of $ 1,019,351 in respect of deferred tax assets resulting from tax loss carryforwards and other temporary differences. Management currently believes that since the Company and its subsidiaries have a history of losses it is more likely than not that the deferred tax regarding the loss carryforwards and other temporary differences will not be realized in the foreseeable future. The change in valuation allowance was $ 653,708.

     d.   Net operating losses carryforwards:

          The Company has accumulated losses for tax purposes as of December 31, 2004, in the amount of $ 2,718,284 which may be carried forward and offset against taxable income, and which expires during the years 2021-2023.

          Utilization of U.S. net operating losses may be subject to substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

          The Israeli subsidiary, a subsidiary of Zone 4 Play (Delaware) in Israel, has accumulated losses for tax purposes as of December 31, 2004, in the amount of approximately $ 141,209, which may be carried forward and offset against taxable income in the future, for an indefinite period.

          Zone 4 Play (Delaware) , a subsidiary of the Company, has accumulated losses for tax purposes as of December 31, 2004, in the amount of approximately $ 1,873,272, which may be carried forward and offset against taxable income, and which expires during the years 2021-2023.

                                          ZONE 4 PLAY, INC. AND ITS SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
U.S. DOLLARS

NOTE 10:- INCOME TAXES (CONT.)

          MIXTV Ltd, an Israeli subsidiary of the Company, has accumulated losses for tax purposes as of December 31, 2004, in the amount of approximately $ 56,067, which may be carried forward and offset against taxable income in the future, for an indefinite period.

     e. The main reconciling items between the statutory tax rate of the Company and the effective tax rate are the non-recognition of the benefits from accumulated net operating losses carry forward among the various subsidiaries worldwide due to the uncertainty of the realization of such tax benefits.

     f.   Loss before taxes is comprised as follows:


                                     DECEMBER 31
                            -------------------------------
                               2004                2003
                            ----------          ----------
          Domestic          $1,759,724          $  283,522
          Foreign              161,153             158,890
                            ----------          ----------

                            $1,920,877          $  442,412
                            ==========          ==========

NOTE 11:- SEGMENTS, CUSTOMERS AND GEOGRAPHIC INFORMATION

     a.   Summary information about geographic areas:

          The Company manages its business on the basis of one reportable segment (see Note 1 for a brief description of the Company's business) and follows the requirements of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information".

     b. The following is a summary of operations within geographic areas, based on customer's location:


                                       YEAR ENDED DECEMBER 31
                                     --------------------------
                                       2004              2003
                                     --------          --------
                                          TOTAL REVENUES
                                     --------------------------
          United Kingdom             $568,347          $153,857
          United States               154,606                 -
          Israel                       34,822             5,687
          Cyprus                            -           380,000
          Holland and other            10,849            14,163
                                     --------          --------

                                     $768,624          $553,707
                                     ========          ========

                                          ZONE 4 PLAY, INC. AND ITS SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS (EXCEPT SHARE DATA)

NOTE 11:- SEGMENTS, CUSTOMERS AND GEOGRAPHIC INFORMATION (CONT.)

     c.   Major customer data as percentage of total revenues:

                                          DECEMBER 31,
                                    ------------------------
                                       2004         2003
                                    ----------   ----------
Customer A                                  38%          23%
                                    ==========   ==========
Customer B (related party)                   -           69%
                                    ==========   ==========
Customer C                                   -            -
                                    ==========   ==========
Customer D (related party)                   -            -
                                    ==========   ==========
Customer E (related party)                  26%           -
                                    ==========   ==========
Customer F                                  11%           -
                                    ==========   ==========

     d. All of long-lived assets are located in Israel at the Company's premises.


NOTE 12:- FINANCIAL EXPENSES

                                                                         YEAR ENDED
                                                                         DECEMBER 31,
                                                                   ------------------------
                                                                    2004             2003
                                                                   -------          -------
               Financial expenses:
                 Interest, bank charges and fees                   $18,067          $19,918
                 Foreign currency translation differences           17,307           23,754
                                                                   -------          -------

                                                                   $35,374          $43,672
                                                                   =======          =======


NOTE 13:- SUBSEQUENT EVENTS

     a.   Private placement:

          On January 27, 2005, the Company completed a private offering to accredited investors under Section 4(2) of the Securities Act, pursuant to which it sold an aggregate of 2,659,998 shares of common stock for aggregate gross proceeds of $3,989,999. The Company agreed to prepare and file with the SEC a registration statement covering the resale of the common stock on or before February 17, 2005 for certain investors. If such registration statement covering the shares of common stock purchased by those certain investors is not declared effective on or before May 3, 2005, then the Company must pay those investors liquidated damages equal to 1.5% per month of the aggregate purchase price paid by them.

          Pursuant to the aforementioned private placement the Company issued to its investment bank 25,000 warrants exercisable until December 31, 2007 at a price of $.80 per share, and 53,200 warrants exercisable until December 31, 2007 at a price of $1.50.

                                          ZONE 4 PLAY, INC. AND ITS SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS

NOTE 13:- SUBSEQUENT EVENTS (CONT.)

     b. On January 3, 2005, the Company issued 50,000 shares fully vested of common stock to service provider pursuant to a consulting contract.

     c. On February 15, 2005, the Company has signed an agreement with non-employee director. Pursuant to the terms of the agreement, the Company will pay an annual director's fee of $ 7,000, payable in quarterly installments and an additional $ 750 per each board meeting. In addition, the Company agreed to grant an option to purchase up to 192,261 shares of common stock of the Company under the terms of the Company's option plan. The exercise price for the shares subject to the option is $ 1.368 per share of common stock of the Company on the date of the grant. The option vests in three equal annual installments, whereby the director has the right to purchase 1/3 of the shares subject to the option at the expiration of the first, second and third year, respectively, from the date of the agreement, provided that the director remains a member of the board of directors at such time. In the event of a termination of the agreement for cause at any time, the option, to the extent not exercised, shall terminate and be cancelled and non-exercisable.

     d. On February 22, 2005, the Company signed an agreement with Two Way Media Limited ("TWM") and a related party- Winner.Com (UK) Limited ("Winner") to enter into an Interactive Services Agreement (the "Agreement"). TWM, engaged with the Company and Winner to provide client-side game applications, server-side software for the management of such platforms and project management support and technical services using Winner's trademark and brand. Each party is entitled to a certain profit share, based on the kind of platform pursuant to which the profit was generated and the amount of profit generated.

     e. On March 10, 2005, the Company signed a stock purchase agreement ("the Agreement") with NetFun Ltd. ("NetFun"), under which the Company acquired the remaining minority interests in MIXTV Ltd. ("MIXTV"), for a consideration of 625,000 shares of common stock of the Company. As a result of the Agreement, the Company holds the entire ownership interest of MIXTV (see also Note 8b(6)).