Form 10QSB
period 2005-03-31
ZONE 4 PLAY INC
filed 2005-05-16
CIK 1175442

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2005

[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
      For the transition period from _________________ to _________________

                        Commission file number 000-51255

                                ZONE 4 PLAY, INC.
        (Exact name of small business issuer as specified in its charter)


        NEVADA                                            98-037121
(State of incorporation)                       (IRS Employer Identification No.)

                      103 FOULK ROAD, WILMINGTON, DELAWARE
                               (972) - 3 - 6471884
          (Address and telephone number of principal executive offices)


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]     No [_]

     The number of shares outstanding of the registrant's Common Stock, $0.001 par value, was 23,925,010 as of May 10, 2005

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.



                                ZONE 4 PLAY, INC.
                              AND ITS SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)


                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS


                              AS OF MARCH 31, 2005


                                 IN U.S. DOLLARS

                                    UNAUDITED



                                      INDEX




                                                                    PAGE
                                                                    ----
CONSOLIDATED BALANCE SHEET                                      F - 2 - F - 3

CONSOLIDATED STATEMENTS OF OPERATIONS                               F - 4

CONSOLIDATED STATEMENTS OF CASH FLOWS                               F - 5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                      F - 6 - F - 10

                                          ZONE 4 PLAY, INC. AND ITS SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------
U.S. DOLLARS

                                                           MARCH 31,
                                                             2005
                                                          ----------
                                                          UNAUDITED
                                                          ----------
    ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                               $3,044,596
  Trade receivables                                          138,505
  Other accounts receivable and prepaid expenses              91,737
                                                          ----------

TOTAL current assets                                       3,274,838
                                                          ----------

SEVERANCE PAY FUND                                            65,725
                                                          ----------

PROPERTY AND EQUIPMENT, NET                                  362,426
                                                          ----------

TOTAL assets                                              $3,702,989
                                                          ==========




The accompanying notes are an integral part of the consolidated financial statements.

                                          ZONE 4 PLAY, INC. AND ITS SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------
U.S. DOLLARS


                                                                                                     MARCH 31,
                                                                                                       2005
                                                                                                    -----------
                                                                                                     UNAUDITED
                                                                                                    -----------
    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-term bank credit                                                                            $    24,556
  Short-term loans from stockholders and others                                                           1,229
  Trade payables                                                                                        232,029
  Employees and payroll accruals                                                                        293,860
  Accrued expenses and other liabilities                                                                 74,862
                                                                                                    -----------

TOTAL current liabilities                                                                               626,536
                                                                                                    -----------

ACCRUED SEVERANCE PAY                                                                                   224,791
                                                                                                    -----------

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY:
  Common stock of $ 0.001 par value:
    Authorized: 75,000,000 shares as of March 31, 2005; Issued and outstanding: 23,250,010
    shares as of March 31, 2005                                                                          23,250
  Additional paid-in capital                                                                          7,845,321
  Deferred stock compensation                                                                        (1,205,491)
  Accumulated other comprehensive income                                                                  6,122
  Deficit accumulated during the development stage                                                   (3,817,540)
                                                                                                    -----------

TOTAL stockholders' equity                                                                            2,851,662
                                                                                                    -----------

                                                                                                    $ 3,702,989
                                                                                                    ===========



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


                                                                                                                 PERIOD FROM
                                                                                                                  APRIL 2001
                                                                                                                (COMMENCEMENT
                                                                           THREE MONTHS ENDED                   OF OPERATIONS)
                                                                                 MARCH 31,                         THROUGH
                                                                   -----------------------------------             MARCH 31,
                                                                       2005                  2004                    2005
                                                                   ------------           ------------           ------------
Revenues:
  Software applications                                            $    150,424           $     99,280           $    961,952
  Sale of software applications to related party                              -                196,000                704,340
                                                                   ------------           ------------           ------------

Total revenues                                                          150,424                295,280              1,666,292
Cost of revenues                                                         11,065                 94,324                431,105
                                                                   ------------           ------------           ------------

Gross profit                                                            139,359                200,956              1,235,187
                                                                   ------------           ------------           ------------

Operating expenses:
  Research and development                                              568,947                128,196              2,929,740
  Selling and marketing                                                 235,045                 45,995              1,047,286
  General and administrative                                            203,582                 62,489                898,978
                                                                   ------------           ------------           ------------

Total operating expenses                                              1,007,574                236,680              4,876,004
                                                                   ------------           ------------           ------------

Operating income (loss)                                                (868,215)               (35,724)            (3,640,817)
Financial income (expenses), net                                          8,343                  1,312                (76,698)
                                                                   ------------           ------------           ------------

Net income (loss)                                                  $   (859,872)          $    (34,412)          $ (3,717,515)
                                                                   ============           ============           ============

Basic and diluted net income (loss) per share                      $     (0.038)          $     (0.003)
                                                                   ============           ============

Weighted average number of shares of Common stock used in
   computing basic and diluted net loss per share                    22,450,344             11,784,391
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

                                                                                                                    PERIOD FROM
                                                                                                                     APRIL 2001
                                                                                THREE MONTHS ENDED                 (COMMENCEMENT
                                                                                     MARCH 31,                     OF OPERATIONS)
                                                                        ---------------------------------         THROUGH MARCH 31,
                                                                            2005                  2004                  2005
                                                                        -----------           -----------           -----------
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                    $  (859,872)          $   (34,412)          $(3,717,515)
   Adjustments required to reconcile net income (loss) to net cash provided by (used in) operating activities:
     Depreciation                                                            28,294                 7,037               103,747
     Loss from sale of property                                                   -                     -                 1,702
     Decrease (increase) in trade and other accounts
        receivable and prepaid expenses                                      (9,797)              (72,173)             (226,960)
     Amortization of deferred compensation                                  114,900                     -               417,151
     Increase (decrease) in trade payables                                  (19,512)               (6,180)              232,030
     Increase in employees and payroll accruals                             (40,586)                4,508               293,860
     Increase in accrued expenses and other liabilities                     (78,156)               60,923                74,681
     Increase (decrease) in advance payment from customer                         -              (164,500)                    -
     Accrued severance pay, net                                              13,683                 1,653               159,066
Compensation related to issuance of common stock to a service
provider                                                                     69,000                     -               120,914
                                                                        -----------           -----------           -----------

 Net cash provided by (used in) operating activities                       (782,046)             (203,144)           (2,541,354)
                                                                        -----------           -----------           -----------

 CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                      (178,968)              (37,502)             (467,875)
                                                                        -----------           -----------           -----------

 Net cash used in investing activities                                     (178,968)              (37,502)             (467,875)
                                                                        -----------           -----------           -----------

 CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of shares in respect of reverse acquisition (1)                       -                 3,546                 4,391
   Issuance of shares and warrants, net                                   3,846,657               997,797             6,020,599
   Short-term bank credit, net                                               14,444               (23,159)               24,556
   Receipt of short-term loans from stockholders and others                       -                50,000                 1,229
   Proceeds from short-term loans from stockholders and others                    -              (473,096)                    -
                                                                        -----------           -----------           -----------

 Net cash provided by (used in) financing activities                      3,861,101               555,088             6,050,775
                                                                        -----------           -----------           -----------

 Effect of exchange rate changes on cash and cash equivalents                   432                     -                 3,050

 Increase (decrease) in cash and cash equivalents                         2,900,519               314,442             3,044,596
 Cash and cash equivalents at the beginning of the period                   144,077                49,882                     -
                                                                        -----------           -----------           -----------

 Cash and cash equivalents at the end of the period                     $ 3,044,596           $   364,324           $ 3,044,596
                                                                        ===========           ===========           ===========

 SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
   Cash paid during the period for:
   Interest                                                             $       491           $       563           $    22,543
                                                                        ===========           ===========           ===========


(1) On February 1, 2004, the Company was acquired by Zone4Play Inc. (Nevada) through a reverse shell purchase acquisition (see Note 1b).


The accompanying notes are an integral part of the consolidated financial statements.

                                          ZONE 4 PLAY, INC. AND ITS SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS


NOTE 1:- GENERAL

     a. Zone 4 Play, Inc. (the "Company") was incorporated under the laws of the State of Nevada on April 23, 2002 as Old Goat Enterprises, Inc. On February 1, 2004, the Company acquired Zone 4 Play, Inc. ("Zone 4 Play (Delaware)" See note 1b), which was incorporated under the laws of the State of Delaware on April 2, 2001, and subsequently changed the Company's name to Zone 4 Play, Inc., a Nevada corporation. The Company develops and markets interactive games applications for Internet, portable devices and interactive TV platforms.

          The Company conducts its operations and business with and through its wholly-owned subsidiary, Zone 4 Play (Delaware), and its wholly-owned subsidiaries Zone 4 Play, Ltd., an Israeli company incorporated in July 2001, which is engaged in research and development and marketing of the applications, Zone 4 Play (UK) Limited, a United Kingdom corporation, incorporated in November 2002, which is engaged in marketing of the applications, and through MixTV Ltd., an Israeli company incorporated in June 2004, which is engaged in mobile messaging TV technologies.

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

     c. The Company and its subsidiaries are devoting substantially all of its efforts toward conducting research, development and marketing of its software. The Company's and its subsidiaries' activities also include raising capital and recruiting personnel. In the course of such activities, the Company and its subsidiaries have sustained operating losses and expect such losses to continue in the foreseeable future. The Company and its subsidiaries have not generated sufficient revenues and have not achieved profitable operations or positive cash flow from operations. The Company's accumulated deficit aggregated to $3,817,540 as of March 31, 2005. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis.

          The Company plans to continue to finance its operations with a combination of stock issuance and private placements and revenues from product sales.

     d.   Concentration of risk that may have a significant impact on the
          Company: The Company derived 83% of its revenues from 3 major customers (see Note 4b).

                                          ZONE 4 PLAY, INC. AND ITS SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS


NOTE 1:- GENERAL (CONT.)

     e. On January 27, 2005, the Company completed a private offering, pursuant to which it sold an aggregate of 2,659,998 shares of common stock for aggregate gross proceeds of $3,989,999.

          Pursuant to the aforementioned private placement the Company issued to its investment bank 25,000 warrants exercisable until December 31, 2007 at a price of $.80 per share, and 53,200 warrants exercisable until December 31, 2007 at a price of $1.50 per share.

     f. On January 3, 2005, the Company issued 50,000 shares fully vested of common stock to a service provider pursuant to a consulting contract.

     g. On February 15, 2005, the Company signed an agreement with a non-employee director. Pursuant to the terms of the agreement, the Company will pay an annual director's fee of $ 7,000, payable in quarterly installments and an additional $750 per each board meeting. In addition, the Company agreed to grant an option to purchase up to 192,261 shares of common stock of the Company under the terms of the Company's option plan. The exercise price for the shares subject to the option is $1.368 per share of common stock of the Company on the date of the grant. The option vests in three equal annual installments, whereby the director has the right to purchase 1/3 of the shares subject to the option at the expiration of the first, second and third year, respectively, from the date of the agreement, provided that the director remains a member of the board of directors at such time. In the event of a termination of the agreement for cause at any time, the option, to the extent not exercised, shall terminate and be cancelled and non-exercisable. The Company recorded deferred stock compensation in the amount of $ 29,224 in respect of this option. On April 13, 2005, the director resigned from the Board of Directors of the Company and, the agreement with him terminated

     h. On March 10, 2005, the Company signed a stock purchase agreement ("the Agreement") with NetFun Ltd. ("NetFun"), under which the Company acquired the remaining minority interests in MixTV Ltd. ("MIXTV"), for a consideration of 625,000 shares of common stock of the Company. As a result of the Agreement, the Company holds the entire ownership interest of MIXTV. The Acquisition was accounted under the purchase method accounting, and accordingly the purchase price has been allocated to MIXTV technology. The technology has a weighted-average useful life of approximately three years.

     i. On March 31, 2005 the Company granted to each of its non-employee directors an option under the terms of the Company's option plan, to purchase 192,261 shares of common stock of the Company at an exercise price per share of $1. Such option shall vest in three equal annual installments during a period of three years commencing in May 2005, provided that the Company's agreement with such Director does not terminate earlier.

          The Company recorded deferred stock compensation in the amount of $ 307,618 in respect of those options.

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES

     a. The significant accounting policies applied in the annual consolidated financial statements of the Company as of December 31, 2004 are applied consistently in these consolidated financial statements.

     b. These financial statements should be read in conjunction with the audited annual financial statements of the Company as of December 31, 2004 and their accompanying notes.

                                          ZONE 4 PLAY, INC. AND ITS SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS


NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES (CONT.)

     c.   Accounting for stock-based compensation

          The Company accounts for stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN No. 44"). Under APB No. 25, when the exercise price of an employee's options equals or is higher than the market price of the underlying Common Stock on the date of grant, no compensation expense is recognized. Under Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), pro forma information regarding net income and income per share is required, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123.

          The fair value of these options is amortized over their vesting period and estimated at the date of grant using a Black-Scholes multiple option pricing model with the following weighted average assumptions for the three months periods ended March 31, 2005 and 2004:

                                                                                THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                         --------------------------------
                                                                               2005              2004
                                                                         -----------------    -----------
                                                                                      UNAUDITED
                                                                         --------------------------------
          Risk free interest                                                    3.96%                -
          Dividend yields                                                       0%                   -
          Volatility                                                            0.97                 -
          Expected life                                                         3                    -

                                                                                THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                         --------------------------------
                                                                               2005              2004
                                                                         -----------------    -----------
                                                                                      UNAUDITED
                                                                         --------------------------------
          Net income as reported                                         $      859,872    $       34,412
                                                                         ==============    ==============
          Deduct - stock-based employee compensation expenses
             included in reported net loss                               $      114,900    $            -
          Add - stock-based compensation expense determined
             under fair value method for all awards, net of
             related tax effects:                                        $      147,687    $            -
                                                                         ==============    ==============

          Pro forma net loss                                             $      892,659    $       34,412
                                                                         ==============    ==============
          Basic and diluted net loss per share, as reported              $        0.038    $        0.003
                                                                         ==============    ==============
          Pro forma basic and diluted net loss  per share                $         0.04    $            -
                                                                         ==============    ==============

                                          ZONE 4 PLAY, INC. AND ITS SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS


NOTE 3:- BASIS OF PRESENTATION

     The accompanying interim consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States and the rules and regulations of the Securities and Exchange Commission, and include the accounts of the Company and its subsidiaries. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position at March 31, 2005 and the operating results and cash flows for the three months ended March 31, 2005 and 2004.

     The results of operations for the three months ended March 31, 2005 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2005.

NOTE 4:- SEGMENTS, CUSTOMERS AND GEOGRAPHIC INFORMATION

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

     a. The following is a summary of operations within geographic areas, based on the location of the customers:

                         PERIOD ENDED MARCH 31,
                       --------------------------
                         2005               2004
                       --------          --------
                             TOTAL REVENUES
                       --------------------------
England                $103,506          $288,405
United states            35,264                 -
Others                    1,959             6,875
                       --------          --------

                       $150,424          $295,280
                       ========          ========

     b.   Major customer data as a percentage of total revenues:

                         2005               2004
                       --------          --------
Customer A                   55%               27%
                       ========          ========
Customer B                   18%                -
                       ========          ========
Customer C                   11%                *)
                       ========          ========
Customer D                    -                66%
                       ========          ========

*)   Represents an amount lower than 10%

                                          ZONE 4 PLAY, INC. AND ITS SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS


NOTE 5:- SUBSEQUENT EVENTS

     a. On April 20, 2005, the Company issued 50,000 shares fully vested of common stock to a service provider pursuant to a consulting contract.

                               - - - - - - - - - -

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD LOOKING STATEMENTS

     This quarterly report on Form 10-QSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Federal securities laws, and is subject to the safe-harbor created by such Act and laws. Forward-looking statements may include our statements regarding our goals, beliefs, strategies, objectives, plans including product and service developments, future financial conditions, results or projections or current expectations. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms, or other comparable terminology. These statements are subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those contemplated by the forward-looking statements. The business and operations of Zone 4 Play, Inc. are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this report. We undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect our business is described under the heading "Risk Related to Our Business" in Part I, Item 1, "Description of Business" of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004. Readers are also urged to carefully review and consider the various disclosures we have made, in this document.

OVERVIEW

     Our financial statements are stated in United States Dollars ($) and are prepared in accordance with United States Generally Accepted Accounting Principles.

     You should read the following discussion of our financial condition and results of operations together with the unaudited financial statements and the notes to unaudited financial statements included elsewhere in this filing.

COMPANY HISTORY

     Zone4Play, Inc. (hereinafter referred to as "Zone4Play", "the Company", "us" or "we") was incorporated under the laws of the State of Nevada on April 23, 2002, as Old Goat Enterprises, Inc. On February 1, 2004, Old Goat Enterprises, Inc. issued the shareholders of Zone 4 Play, Inc., a Delaware corporation ("Zone4Play Delaware"), 10,426,190 shares of common stock, in consideration for the entire share capital of Zone 4 Play, Inc. Immediately after the issuance, the shareholders of Zone 4 Play, Inc. held 58% of the issued and outstanding share capital of Old Goat Enterprises, Inc., and subsequently changed its name to Zone 4 Play, Inc., a Nevada corporation. The transaction was accounted for as a reverse acquisition, whereby Old Goat was treated as the acquired company and Zone 4 Play, Inc. (Delaware) as the acquirer. The historical financial statements of Zone 4 Play, Inc. (Delaware) became our historical financial statements. We conduct our operations through our wholly owned subsidiaries, Zone4Play (Israel) Ltd., an Israeli corporation incorporated in July 2001, Zone4Play (UK) Limited, a United Kingdom corporation incorporated in November 2002, and Zone4Play, Inc., a Delaware corporation. On April 27, 2005, pursuant to an agreement with NetFun Ltd, we increased our ownership percentage of the issued and outstanding share capital of MixTV Ltd. From 50.1% to 100%. MixTV Ltd. is a leading developer of mobile messaging TV technologies that are revolutionizing the television viewing experience by enabling massive multi-player participation on prerecorded and live television programs. Our shares of common stock are currently traded on the OTC Bulletin Board under the trading symbol "ZFPI."

OUR BUSINESS

     We develop interactive games technology that provides an end-to-end solution for multiple platforms, interactive TV, mobile phones and the Internet, allowing service providers to deliver games to their subscribers. Our technology provides play-for-fun interactive games and play-for-real gaming.

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

     We devote substantially all of our efforts toward conducting research, development and marketing of our software. In the course of these activities, we have sustained operating losses and expect such losses to continue in the foreseeable future. To date, we have not generated sufficient revenues to achieve profitable operations or positive cash flow from operations. On March 31, 2005, we had an accumulated deficit of $3,817,540. There is no assurance that profitable operations, if ever achieved, will be sustained on a continuing basis. During the three months ended March 31, 2005, we derived 83% of our revenues from three major customers.


RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THREE MONTHS ENDED MARCH 31, 2004

REVENUES AND COST OF REVENUES

     Revenues for the three months ended March 31, 2005 decreased by 49% to $150,424 from $295,280 for the three months ended March 31, 2004. The decrease in the revenues is attributable to the fact that in the three months ended March 31, 2004 there were revenues generated out of related party transactions that have not been repeated in the three months ended March 31, 2005. License Revenues from Software applications for the three months ended March 31, 2005 increased by 52% to $150,424, from $99,280 for the three months ended March 31, 2004. The increase in software applications was primarily due to new contracts, mainly in the United States, and revenues generated out of our subsidiary, MixTV Ltd.

     Cost of revenues expenses for the three months ended March 31, 2005 decreased by 88% to $11,065 from $94,324 for the three months ended March 31, 2004. Gross Profit decreased by 31% for the three months ended March 31, 2005 to $139,359 from $200,956 for the three months ended March 31, 2004. The decrease in the cost of revenues is attributable to the fact that in the three months ended March 31, 2004 there were revenues generated from related party transactions that have not been repeated, nor have any costs been incurred in connection with such revenues, in the three months ended March 31, 2005.

RESEARCH AND DEVELOPMENT

     Research and development expenses for the three months ended March 31, 2005 increased by 344% to $568,947 from $128,196 for the three months ended March 31, 2004. The increase is primarily attributable to the Company's new projects in the United Kingdom and the United States, which involves adapting its software to new systems and platforms (ITV and mobile), recruitment of employees, subcontractors' expenses, increased general and administrative expenses allocated to the research and development department due to it's growth and the joint venture agreement with NetFun Ltd. with regard to our SMS- TV subsidiary, MixTV Ltd., and to amortization of deferred compensation related to options which were granted to the relevant employees in 2004.

SALES AND MARKETING

     Sales and marketing expenses for the three months ended March 31, 2005 increased by 411% to $235,045 from $45,995 for the three months ended March 31, 2004. The increase in sales and marketing expenses is primarily attributable to marketing efforts made mainly in the United Kingdom and the United States using our Israeli-based team. Sales and marketing expenses consist mainly of labor costs, trade shows, travel expenses to the United Kingdom and the United States, and amortization of deferred compensation related to options which were granted to the relevant employees in 2004.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses for the three months ended March 31, 2005 increased by 226% to $203,582 from $62,489 for the three months ended March 31, 2004. The increase in general and administrative expenses is primarily attributable to recruitment of employees, additional legal and audit expenses associated with being a reporting company in the U.S., Non cash flow investor relations expenses and amortization of deferred compensation related to options which were granted to the relevant employees in 2004.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2005, total current assets were $3,274,838 and total current liabilities were $626,536. On March 31, 2005, we had a working capital surplus of $2,648,302 and an accumulated deficit of $3,817,540. We finance our operations with a combination of stock issuances and revenues from product sales. We expect to finance future operations through existing cash, working capital, and from revenues from current and future agreements, and private sales of equity securities. We had working capital of $2,648,302 on March 31, 2005 compared with a working capital deficit of $385,993 on December 31, 2004. Cash and cash equivalents on March 31, 2005 were $3,044,596, an increase of $2,900,519 from the $144,077 reported on December 31, 2004. Cash balances increased in the three months ended March 31, 2005 primarily as a result of a stock issuance, offset by the increase in our net loss for the three months ended March 31, 2005.

     Operating activities used cash of $782,046 in the three months ended March 31, 2005. Cash used by operating activities in the three months ended March 31, 2005 results primarily from a net loss of $859,872, a $40,586 decrease in employee payroll accruals, a $78,156 decrease in accrued expenses and other liabilities, offset by a $114,900 increase in amortization of deferred compensation and $69,000 of compensation related to issuance of common stock to a service provider.

     Investing activities used cash of $178,968 in the three months ended March 31, 2005. Cash used by investing activities in the three months ended March 31, 2005 results from the purchase of computer and software equipment and office furnishings.

     Financing activities generated cash of $3,861,101 during the three months ended March 31, 2005. Cash provided by financing activities for the period ended March 31, 2005 results primarily from a stock issuance. On January 27, 2005, the Company completed a private offering to accredited investors under Section 4(2) of the Securities Act of 1933, as amended, pursuant to which it sold an aggregate of 2,659,998 shares of common stock for aggregate gross proceeds of $3,989,999. The Company agreed to prepare and file with the SEC a registration statement covering the resale of the common stock on or before February 17, 2005 for certain investors. If such registration statement covering the shares of common stock purchased by those certain investors was not declared effective on or before May 3, 2005, then the Company would have had to pay those investors liquidated damages equal to 1.5% per month of the aggregate purchase price paid by them. The registration statement became effective on April 29, 2005.

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


ITEM 3. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES - We maintain a system of disclosure controls and procedures that are designed for the purposes of ensuring that information required to be disclosed in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate to allow timely decisions regarding required disclosures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our CEO and CFO, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING - There has been no change in our internal control over financial reporting during the first quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.



                          PART II -- OTHER INFORMATION


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.



     On February 15, 2005, the Company signed an agreement with Sean Ryan under which Mr. Ryan was to serve as a director of the Company. Pursuant to the terms of the agreement and the Company agreed to grant Mr. Ryan an option to purchase up to 192,261 shares of common stock of the Company under the terms of the Company's option plan. The exercise price for the shares subject to the option was $1.368 per share. The option vested in three equal annual installments, provided that the director remained a member of the board of directors at such time. On April 13, 2005, Sean Ryan resigned from the Board of Directors of the Company and, as a result, the options granted to him were terminated and cancelled and the agreement with him terminated.

     On March 31, 2005, the Company granted to two directors, Oded Zucker and Shlomo Rothman, options to purchase up to 192,261 shares of common stock of the Company under the terms of the Company's option plan. The exercise price for the shares subject to the option is $1.00 per share. Each option vests in three equal annual installments, whereby each such director has the right to purchase 1/3 of the shares subject to the option at the expiration of the first, second and third year, respectively, from the date of the agreement, provided that the director remains a member of the board of directors at such time. In the event of a termination of the agreement for cause at any time, the option, to the extent not exercised, shall terminate and be cancelled and non-exercisable.

ITEM 6. EXHIBITS.

10.1 Securities Purchase Agreement dated January 3, 2005 by and among the Company and a list of purchasers identified in the signature pages of this agreement (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 7, 2005).

10.2 Agreement dated January 17, 2005 between EUROBET UK LIMTED and ZONE4PLAY
     (UK) LIMITED (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 24, 2005).

10.3 Agreement dated January 24, 2005 between The Poker Channel Ltd. and ZONE4PLAY Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 27, 2005).

10.4 Interactive Fixed Odds Betting Services Agreement dated February 22, 2005 by and among ZONE4PLAY Inc. Winner.Com (UK) Limited and Two Way Media Limited (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 28, 2005).

10.5 Stock Purchase Agreement dated March 10, 2005 by and between the Company and Netfun Ltd. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2005).

31.1 Section 302 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Section 302 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                          ZONE 4 PLAY, INC.


Dated: May 16, 2005                       By: /s/ Shimon Citron
                                          ---------------------
                                          Shimon Citron
                                          President, Chief Executive Officer and
                                          Director

Dated: May 16, 2005                       By: /S/ Uri Levy
                                          ----------------
                                          Uri Levy
                                          Chief Financial Officer