Form 10QSB
period 2005-06-30
ZONE 4 PLAY INC
filed 2005-08-09
CIK 1175442

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2005

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

                               Yes [X]     No [_]

     The number of shares outstanding of the registrant's Common Stock, $0.001 par value, was 23,925,010 as of August 5, 2005

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                                ZONE 4 PLAY, INC.
                              AND ITS SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)


                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS


                               AS OF JUNE 30, 2005


                                 IN U.S. DOLLARS

                                    UNAUDITED



                                      INDEX




                                                                        PAGE

CONSOLIDATED BALANCE SHEET                                            F-2 - F-3

CONSOLIDATED STATEMENTS OF OPERATIONS                                    F-4

CONSOLIDATED STATEMENTS OF CASH FLOWS                                 F-5 - F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                            F-7 - F-10

                                          ZONE 4 PLAY, INC. AND ITS SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------
U.S. DOLLARS


                                                           JUNE 30,
                                                             2005
                                                          ----------
                                                           UNAUDITED
                                                          ----------
    ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                               $2,374,599
  Trade receivables                                          219,553
  Other accounts receivable and prepaid expenses              53,015
                                                          ----------

TOTAL current assets                                       2,647,167
                                                          ----------

SEVERANCE PAY FUND                                            78,339
                                                          ----------

PROPERTY AND EQUIPMENT, NET                                  391,026
                                                          ----------

TECHNOLOGY, NET                                              940,639
                                                          ----------

TOTAL assets                                              $4,057,171
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




                                                               JUNE 30,
                                                                 2005
                                                             -----------
                                                              UNAUDITED
                                                             -----------
    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-term bank credit                                     $    10,544
  Trade payables                                                 242,109
  Employees and payroll accruals                                 289,343
  Deferred revenues                                               12,607
  Accrued expenses and other liabilities                          85,472
                                                             -----------

TOTAL current liabilities                                        640,075
                                                             -----------

ACCRUED SEVERANCE PAY                                            248,063
                                                             -----------

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY:
  Common stock of $ 0.001 par value:
    Authorized: 75,000,000 shares as of June 30, 2005;
    Issued and outstanding: 23,925,010 shares as of
    June 30, 2005                                                 23,925
  Additional paid-in capital                                   8,894,921
  Deferred stock compensation                                 (1,054,422)
  Accumulated other comprehensive income                          (5,393)
  Deficit accumulated during the development stage            (4,689,998)
                                                             -----------

TOTAL stockholders' equity                                     3,169,033
                                                             -----------

                                                             $ 4,057,171
                                                             ===========

The accompanying notes are an integral part of the consolidated financial statements.

                                          ZONE 4 PLAY, INC. AND ITS SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
U.S. DOLLARS

                                                                                                                     PERIOD FROM
                                                                                                                  COMMENCEMENT OF
                                               SIX MONTHS ENDED                     THREE MONTHS ENDED            OPERATIONS (APRIL
                                                    JUNE 30,                             JUNE 30,                  2, 2001) THROUGH
                                        -------------------------------       -------------------------------          JUNE 30,
                                            2005               2004               2005               2004               2005
                                        ------------       ------------       ------------       ------------       ------------
                                                                      UNAUDITED                                      UNAUDITED
                                        ---------------------------------------------------------------------       ------------

Revenues:
  Software applications                 $    493,881       $    292,519       $    343,457       $    193,239       $  1,305,409
  Sale of software applications to
    related party                                  -            196,000                  -                  -            704,340
                                        ------------       ------------       ------------       ------------       ------------

TOTAL revenues                               493,881            488,519            343,457            193,239          2,009,749
Cost of revenues                              28,351             99,924             17,286              5,600            448,391
                                        ------------       ------------       ------------       ------------       ------------

Gross profit                                 465,530            388,595            326,171            187,639          1,561,358
                                        ------------       ------------       ------------       ------------       ------------

Operating expenses:
  Research and development                 1,256,719            453,521            687,772            325,325          3,617,512
  Selling and marketing                      473,143            151,551            238,098            105,556          1,285,384
  General and administrative                 485,743            138,285            282,161             75,796          1,181,139
                                        ------------       ------------       ------------       ------------       ------------


TOTAL operating expenses                   2,215,605            743,357          1,208,031            506,677          6,084,035
                                        ------------       ------------       ------------       ------------       ------------


Operating loss                            (1,750,075)          (354,762)          (881,860)          (319,038)        (4,522,677)
Financial income (expenses), net              17,745             (5,571)             9,402             (7,337)           (67,296)
                                        ------------       ------------       ------------       ------------       ------------


Net loss                                $ (1,732,330)      $   (360,333)      $   (872,458)      $   (326,375)      $ (4,589,973)
                                        ============       ============       ============       ============       ============

Basic and diluted net loss per
   share                                $     (0.075)      $     (0.021)      $     (0.037)      $     (0.017)
                                        ============       ============       ============       ============

Weighted average number of shares
   of Common stock used in
   computing basic and diluted net
   loss per share                         23,117,165         17,387,500         23,514,789         19,399,365
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

                                                                                                             PERIOD FROM
                                                                                                          COMMENCEMENT OF
                                              SIX MONTHS ENDED                THREE MONTHS ENDED          OPERATIONS (APRIL
                                                  JUNE 30,                          JUNE 30,               2, 2001) THROUGH
                                        ----------------------------      ----------------------------         JUNE 30,
                                           2005             2004             2005             2004              2005
                                        -----------      -----------      -----------      -----------      -----------
                                                                 UNAUDITED                                   UNAUDITED
                                        --------------------------------------------------------------      -----------
 CASH FLOWS FROM OPERATING
   ACTIVITIES:

   Net loss                             $(1,732,330)     $  (360,333)     $  (872,458)     $  (326,375)     $(4,589,973)
   Adjustments required to
     reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization          124,168           14,896           95,874            7,859          199,621
     Loss from sale of property                   -                -                -                -            1,702
     Increase in trade and other
        accounts receivable and
        prepaid expenses                    (54,119)         (77,014)         (44,153)          (3,524)        (271,492)
     Amortization of deferred
       compensation                         236,745                -          121,845                -          538,996
     Increase (decrease) in trade
        payables                            (48,398)          18,119          (28,886)          24,300          203,144
     Increase (decrease) in
        employees and payroll
        accruals                            (45,103)          31,906           (4,517)          27,398          289,343
     Increase (decrease) in accrued
        expenses and other
        liabilities                         (67,547)          76,967           10,609           16,044           85,470
     Increase (decrease) in
        deferred revenues                    12,607         (243,500)          12,607          (79,000)          12,607
     Accrued severance pay, net              24,341           37,595           10,658           35,943          169,724
     Compensation related to
        issuance of Common stock to
        a service provider                  148,500           39,913           79,500           39,913          200,414
                                        -----------      -----------      -----------      -----------      -----------

 Net cash used in operating
    activities                           (1,401,136)        (461,451)        (618,921)        (257,442)      (3,160,444)
                                        -----------      -----------      -----------      -----------      -----------

 CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Purchase of property and
   equipment                               (205,115)         (51,085)         (26,147)         (13,583)        (494,022)
                                        -----------      -----------      -----------      -----------      -----------
 Net cash used in investing
   activities                              (205,115)         (51,085)         (26,147)         (13,583)        (494,022)
                                        -----------      -----------      -----------      -----------      -----------

 CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Issuance of shares in respect of
      reverse acquisition (1)                     -            4,391                -                -            4,391
   Issuance of shares and warrants,
      net                                 3,846,657        1,197,797                -          200,000        6,020,599
   Short-term bank credit, net                  432          (21,346)         (14,012)           1,813           10,544
   Receipt of short-term loans from
      stockholders and others                     -           50,000                -                -                -
   Repayment of short-term loans
      from stockholders and others           (1,229)        (530,298)          (1,229)         (57,202)               -
                                        -----------      -----------      -----------      -----------      -----------
 Net cash provided by (used in)
    financing activities                  3,845,860          700,544          (15,241)         144,611        6,035,534
                                        -----------      -----------      -----------      -----------      -----------
 Effect of exchange rate changes on
   cash and cash equivalents                 (9,087)          (2,286)          (9,688)          (2,306)          (6,469)
                                        -----------      -----------      -----------      -----------      -----------
 Increase (decrease) in cash and
   cash equivalents                       2,230,522          185,722         (669,997)        (128,720)       2,374,599
 Cash and cash equivalents at the
   beginning of the period                  144,077           49,882        3,044,596          364,324                -
                                        -----------      -----------      -----------      -----------      -----------
 Cash and cash equivalents at the
   end of the period                    $ 2,374,599      $   235,604      $ 2,374,599      $   235,604      $ 2,374,599
                                        ===========      ===========      ===========      ===========      ===========


The accompanying notes are an integral part of the consolidated financial statements.

                                          ZONE 4 PLAY, INC. AND ITS SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
U.S. DOLLARS

                                                                                                                    PERIOD FROM
                                                                                                                   COMMENCEMENT OF
                                                  SIX MONTHS ENDED                   THREE MONTHS ENDED          OPERATIONS (APRIL
                                                      JUNE 30,                             JUNE 30,               2, 2001) THROUGH
                                            ----------------------------          ---------------------------          JUNE 30,
                                              2005               2004               2005               2004              2005
                                            -------          -----------          -------          ----------          -------
                                                                        UNAUDITED                                     UNAUDITED
                                            -----------------------------------------------------------------          -------
NON-CASH TRANSACTION
  Purchase of property and
     equipment                              $38,966          $         -          $38,966          $        -          $38,966
                                            =======          ===========          =======          ==========          =======


SUPPLEMENTAL DISCLOSURE OF CASH
   FLOWS INFORMATION:
  Cash paid during the period for:
  Interest                                  $   651          $     1,348          $   160          $      785          $22,543
                                            =======          ===========          =======          ==========          =======



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


NOTE 1:- GENERAL

     a. Zone 4 Play, Inc. (the "Company") was incorporated under the laws of the State of Nevada on April 23, 2002, in the name of Old Goat Enterprises, Inc. On February 1, 2004, the Company acquired (in a reverse merger transaction, see b hereinafter) Zone 4 Play, Inc. ("Zone 4 Play, (Delaware)"), which was incorporated under the laws of the State of Delaware on April 2, 2001 (see b below). The Company develops and markets interactive games applications for Internet, portable devices and interactive TV platforms.

          The Company conducts its operations and business with and through its wholly-owned subsidiary, Zone 4 Play, (Delaware), and its wholly-owned subsidiaries Zone 4 Play, (Israel) Ltd., an Israeli company, which is engaged in research, development and marketing of the applications, Zone 4 Play, (UK) Limited, a United Kingdom corporation, which is engaged in marketing of the applications, and through MixTV Ltd, an Israeli company incorporated in June 2004, which is engaged in mobile messaging TV technologies.

          The Company's shares are currently traded on the OTC Bulletin Board under the trading symbol "ZFPI.OB."

     b. According to the agreement dated February 1, 2004 between the Company and Zone 4 Play, (Delaware), the Company issued 10,426,190 shares of Common stock to the former holders of equity interests in Zone 4 Play, (Delaware). The acquisition has been accounted for as a reverse acquisition, whereby the Company was treated as the acquiree and Zone 4 Play, (Delaware) as the acquirer - primarily because the shareholders of Zone 4 Play, (Delaware) owned approximately 58% of the Company's Common stock - upon completion of the acquisition. Immediately prior the consummation of the transaction, the Company had no material assets and liabilities, hence the reverse acquisition was treated as a capital stock transaction in which Zone 4 Play, (Delaware) is deemed to have issued the Common stock held by the Company's shareholders for the net assets of the Company. The historical financial statements of Zone 4 Play, (Delaware) became the historical financial statements of the Company.

     c. The Company and its subsidiaries are devoting substantially all of their efforts toward conducting research, development and marketing of their software. In the course of its activities, the Company and its subsidiaries have sustained operating losses and expect such losses to continue in the foreseeable future. The Company and its subsidiaries have not generated sufficient revenues and have not achieved profitable operations or positive cash flows from operations. The Company's accumulated deficit aggregated to $ 4,689,998 as of June 30, 2005. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis.

          The Company plans to continue to finance its operations with a combination of stock issuances and revenues from product sales.

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


NOTE 1:- GENERAL (CONT.)

     d.   Concentration of risk that may have a significant impact on the
          Company:

          The Company derived 76% of its revenues from 4 major customers (see
          Note 4b).

     e. On January 27, 2005, the Company completed a private placement, pursuant to which it sold an aggregate of 2,659,998 shares of Common stock for aggregate gross proceeds of $3,989,999.

          Pursuant to the aforementioned private placement the Company issued to its investment bank 25,000 warrants exercisable until December 31, 2007 at a price of $ 0.80 per share, and 53,200 warrants exercisable until December 31, 2007 at a price of $1.50 per share.

     f. On January 3, 2005 and April 20, 2005, the Company issued 50,000 and 50,000 shares, respectively, of fully vested Common stock to a service provider, pursuant to a consulting contract. Expenses in the amounts of $ 69,000 and $ 79,500, respectively, were recorded in the Company's statements of operations, based on the market share price at the grant date.

     g. On March 10, 2005, the Company signed a stock purchase agreement ("the Agreement") with NetFun Ltd. ("NetFun"), regarding which the closing took place in April 2005. According to the Agreement, the Company acquired the remaining minority interests held by NetFun of 49.9% in its consolidated subsidiary MixTV Ltd. ("MixTV"), for consideration of 625,000 shares of Common stock of the Company, which have a fair value of $ 1,000,000 based on the average market price of the shares in or about the date of the signing of the Agreement. As a result of the Agreement, the Company holds the entire ownership interest in MixTV. The Acquisition was accounted under the purchase method of accounting and, accordingly, the purchase price has been allocated to MixTV's technology. The technology will be amortized over the weighted-average useful life of three years. No other significant net assets were acquired.

     h. On March 31, 2005, the Company granted to each of its non employee directors, an option under the terms of the Company's option plan, to purchase 192,261 shares of Common stock of the Company at an exercise price of $ 1.00 per share. Each director's right to exercise such option will vest in three equal annual installments during a period of three years commencing in May 2005, provided that the Company's agreement with such director does not terminate earlier. The Company recorded deferred stock compensation in the amount of $ 307,618 in respect of those options.


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


NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES (CONT.)

     c.   Accounting for stock-based compensation

          The Company accounts for stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN No. 44"). Under APB No. 25, when the exercise price of an employee's options equals or is higher than the market price of the underlying Common stock on the date of grant, no compensation expense is recognized. Under Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), pro-forma information regarding net income and income per share is required, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123.

          The fair value of these options is amortized over their vesting period and estimated at the date of grant using a Black-Scholes multiple option pricing model with the following weighted average assumptions for the six months periods ended June 30, 2005 and for the year ended 2004:

                         SIX MONTHS
                            ENDED    YEAR ENDED
                           JUNE 30,  DECEMBER 31,
                             ----      ----
                             2005      2004
                             ----      ----
                               UNAUDITED
                             --------------

Risk free interest           2%        2%
Dividend yields              0%        0%
Volatility                   0.97      1.11
Expected life (years)        2.1       2.1


                                                                       SIX MONTHS ENDED
                                                                          JUNE 30,
                                                                 ---------------------------
                                                                     2005           2004
                                                                 ----------     ------------
                                                                         UNAUDITED
                                                                 ---------------------------
Net loss as reported                                             $1,732,330     $    360,333
Deduct - stock-based employee compensation expenses included
   in reported net loss                                             236,745                -
Add - stock-based compensation expense determined under fair
   value method for all awards                                      308,223                -
                                                                 ----------     ------------

Pro forma net loss                                               $1,803,808     $    360,333
                                                                 ==========     ============

Basic and diluted net loss per share, as reported                $    0.075     $      0.021
                                                                 ==========     ============

Pro forma basic and diluted net loss  per share                  $    0.078     $      0.021
                                                                 ==========     ============

                                          ZONE 4 PLAY, INC. AND ITS SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS


NOTE 3:- BASIS OF PRESENTATION

     The accompanying interim consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States and the rules and regulations of the Securities and Exchange Commission, and include the accounts of the Company and its subsidiaries. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position at June 30, 2005 and the operating results and cash flows for the six months ended June 30, 2005 and 2004.

     The results of operations for the six months ended June 30, 2005 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2005.

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

     a. The following is a summary of operations within geographic areas, based on the location of the customers:

                     SIX MONTHS ENDED
                         JUNE 30,
                  ---------------------
                     2005        2004
                  --------     --------
                      TOTAL REVENUES
                  ---------------------

England           $313,011     $381,289
United states      158,394       98,574
Others              22,476        8,656
                  --------     --------

                  $493,881     $488,519
                  ========     ========

     b.   Major customer data as a percentage of total revenues:

               2005     2004
               ----     ----

Customer A       33%      40%
               ====     ====
Customer B        -       31%
               ====     ====
Customer C       13%       -
               ====     ====
Customer D       19%       -
               ====     ====
Customer E       11%       2%
               ====     ====
Customer F       *)       17%
               ====     ====

          *)   Represents an amount lower than 10%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD LOOKING STATEMENTS

     This quarterly report on Form 10-QSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Federal securities laws, and is subject to the safe-harbor created by such Act and laws. Forward-looking statements may include our statements regarding our goals, beliefs, strategies, objectives, plans, including product and service developments, future financial conditions, results or projections or current expectations. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms, or other comparable terminology. These statements are subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those contemplated by the forward-looking statements. The business and operations of Zone 4 Play, Inc. are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this report. We undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect our business is described under the heading "Risk Related to Our Business" in Part I, Item 1, "Description of Business" of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004. Readers are also urged to carefully review and consider the various disclosures we have made in this document.

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

COMPANY HISTORY

     Zone4Play, Inc. (hereinafter referred to as "Zone4Play", "the Company", "us" or "we") was incorporated under the laws of the State of Nevada on April 23, 2002, as Old Goat Enterprises, Inc. On February 1, 2004, Old Goat Enterprises, Inc. issued the shareholders of Zone 4 Play, Inc., a Delaware corporation ("Zone4Play Delaware"), 10,426,190 shares of common stock, in consideration for the entire share capital of Zone4Play Delaware. Immediately after the issuance, the shareholders of Zone4Play Delaware. held 58% of the issued and outstanding share capital of Old Goat Enterprises, Inc., and subsequently changed its name to Zone 4 Play, Inc., a Nevada corporation. The transaction was accounted for as a reverse acquisition, whereby Old Goat was treated as the acquired company and Zone4Play Delaware as the acquirer. The historical financial statements of Zone4Play Delaware became our historical financial statements. We conduct our operations through our wholly owned subsidiaries, Zone4Play (Israel) Ltd., an Israeli corporation incorporated in July 2001, Zone4Play (UK) Limited, a United Kingdom corporation incorporated in November 2002, and Zone4Play Delaware corporation. On April 27, 2005, pursuant to an agreement with NetFun Ltd, we increased our ownership percentage of the issued and outstanding share capital of MixTV Ltd. From 50.1% to 100%. MixTV Ltd. is a leading developer of mobile messaging TV technologies that are revolutionizing the television viewing experience by enabling massive multi-player participation on prerecorded and live television programs. Our shares of common stock are currently traded on the OTC Bulletin Board under the trading symbol "ZFPI."

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

     We devote substantially all of our efforts toward conducting research, development and marketing of our software. In the course of these activities, we have sustained operating losses and expect such losses to continue in the foreseeable future. To date, we have not generated sufficient revenues to achieve profitable operations or positive cash flow from operations. On June 30, 2005, we had an accumulated deficit of $4,689,998. There is no assurance that profitable operations, if ever achieved, will be sustained on a continuing basis. During the six months ended June 30, 2005, we derived approximately 76% of our revenues from four major customers.


RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THREE MONTHS ENDED JUNE 30, 2004

The current financial statement of the Company reflects MixTV's revenue and losses for the three months ended June 30, 2005. MixTV was formed by the Company and Netfun Ltd in June of 2004 and therefore no revenues and losses of MixTV have been reflected in the Company's financial statements for the three months period ended June 30, 2004.


REVENUES AND COST OF REVENUES

     Total revenues for the three months ended June 30, 2005 increased by 78% to $343,457 from $193,239 for the three months ended June 30, 2004. All such revenues were from sales of software applications. The increase in revenues from software applications was due to new contracts, mainly in the US and revenues generated out of our subsidiary, MixTV Ltd. Also in 2005, we had license revenues from our customers, such as Cablevision, CTE (to which we supplied internet packages for play-for-fun), and Cosmotrade investments Ltd., which we did not have in 2004.

     Cost of revenues for the three months ended June 30, 2005 increased by 209% to $17,286 from $5,600 for the three months ended June 30, 2004. For the three months ended June 30, 2005, gross profit increased 74% to $326,171 when compared to gross profit of $187,639 for the three months ended June 30, 2004. The increase in the cost of revenues is attributable to the fact that in the three months ended June 30, 2005 there were license related payments to third parties and servers hosting expenses that have not taken place in the three months ended June 30, 2004.

RESEARCH AND DEVELOPMENT

     Research and development expenses for the three months ended June 30, 2005 increased by 111% to $687,772 from $325,325 for the three months ended June 30, 2004. The increase is primarily attributable to the Company's new projects in the United Kingdom and the United States, which involves adapting its software to new systems and platforms (ITV , mobile ,internet, and SMS-TV by our subsidiary ,MixTV LTD), recruitment of employees, subcontractors' expenses, increased general and administrative expenses allocated to the research and development department due to it's growth and to the amortization of the technology which was acquired on April 2005 by acquiring the minority shares in our SMS- TV subsidiary, MixTV Ltd., and to amortization of deferred compensation related to options which were granted to the relevant employees in 2004.



SALES AND MARKETING

     Sales and marketing expenses for the three months ended June 30, 2005 increased by 126% to $238,098 from $105,556 for the three months ended June 30, 2004. The increase in sales and marketing expenses is primarily attributable to marketing efforts made mainly in the United Kingdom and the United States using our Israeli-based team. Sales and marketing expenses consist mainly of labor costs, trade shows, travel expenses to the United Kingdom and the United States, and amortization of deferred compensation related to options which were granted to the relevant employees in 2004.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses for the three months ended June 30, 2005 increased by 272% to $282,161 from $75,796 for the three months ended June 30, 2004. The increase in general and administrative expenses is primarily attributable to recruitment of employees, additional legal and audit expenses associated with being a reporting company in the U.S., non cash investor relations expenses and amortization of deferred compensation related to options which were granted to the relevant employees in 2004, and to non-employees directors in 2005.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO SIX MONTHS ENDED JUNE 30, 2004

The current financial statement of the Company reflects MixTV's revenue and losses for the six months ended June 30, 2005. MixTV was formed by the Company and Netfun Ltd in June of 2004 and therefore no revenues and losses of MixTV have been reflected in the Company's financial statements for the six months period ended June 30, 2004.


REVENUES AND COST OF REVENUES

     Total revenues for the six months ended June 30, 2005 increased by 1% to $493,881 from $488,519 for the six months ended June 30, 2004. All such revenues were from sales of software applications. For the six months ended June 30, 2005, revenues from sales of software applications to related parties were $0, compared with $196,000 for the six months ended June 30, 2004. The increase in revenues from software applications was due to new contracts, mainly in the US and revenues generated out of our subsidiary, MixTV Ltd. Also in 2005, we had license revenues from our customers, such as Cablevision, CTE (to which we supplied internet packages for play-for-fun), and Cosmotrade investments Ltd., which we did not have in 2004.

     Cost of revenues for the six months ended June 30, 2005 decreased by 72% to $28,351 from $99,924 for the six months ended June 30, 2004. Gross profit increased by 20% for the six months ended June 30, 2005 to $465,530 from $388,595 for the same period in 2004. The decrease in the cost of revenues is attributable to the fact that in the six months ended June 30, 2004 there were revenues generated from related party transactions that have not been repeated, nor have any costs been incurred in connection with such revenues, in the six months ended June 30, 2005.

RESEARCH AND DEVELOPMENT

     Research and development expenses for the six months ended June 30, 2005 increased by 177% to $1,256,719 from $453,521 for the six months ended June 30, 2004. The increase is primarily attributable to the Company's new projects in the United Kingdom and the United States, which involves adapting its software to new systems and platforms (ITV , mobile internet, and SMS-TV by our subsidiary ,MixTV LTD), recruitment of employees, subcontractors' expenses, increased general and administrative expenses allocated to the research and development department due to it's growth and to the amortization of the technology which was acquired on April 2005 by acquiring the minority shares in our SMS- TV subsidiary, MixTV Ltd., and to amortization of deferred compensation related to options which were granted to the relevant employees in 2004.

SALES AND MARKETING

     Sales and marketing expenses for the six months ended June 30, 2005 increased by 212% to $473,143 from $151,551 for the six months ended June 30, 2004. The increase in sales and marketing expenses is primarily attributable to marketing efforts made mainly in the United Kingdom and the United States using our Israeli-based team. Sales and marketing expenses consist mainly of labor costs, trade shows, travel expenses to the United Kingdom and the United States, and amortization of deferred compensation related to options which were granted to the relevant employees in 2004.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses for the six months ended June 30, 2005 increased by 251% to $485,743 from $138,285 for the six months ended June 30, 2004. The increase in general and administrative expenses is primarily attributable to recruitment of employees, additional legal and audit expenses associated with being a reporting company in the U.S., non cash investor relations expenses and amortization of deferred compensation related to options which were granted to the relevant employees in 2004, and to non-employees directors, which were granted on 2005.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2005, total current assets were $2,647,167 and total current liabilities were $640,075 On June 30, 2005, we had a working capital surplus of $2,007,092 and an accumulated deficit of $4,689,998. We finance our operations and plan to continue doing so with a combination of stock issuances and revenues from product sales. We had working capital of $2,007,092 on June 30, 2005 compared with a working capital deficit of $385,993 on December 31, 2004. Cash and cash equivalents on June 30, 2005 were $2,374,599, an increase of $2,230,522 from the $144,077 reported on December 31, 2004. Cash balances increased in the six months ended June 30, 2005 primarily as a result of a stock issuance, offset by the increase in our net loss for the six months ended June 30, 2005.

     Operating activities used cash of $1,401,136 in the six months ended June 30, 2005 and $618,921 in the three months ended June 30, 2005. Cash used by operating activities in the six months ended June 30, 2005 results primarily from a net loss of $1,732,330, a $45,103 decrease in employee payroll accruals, a $67,547 decrease in accrued expenses and other liabilities, offset by a $236,745 increase in amortization of deferred compensation, $124,168 of depreciation and amortization and $148,500 of compensation related to issuance of common stock to a service provider.

     Investing activities used cash of $205,115 in the six months ended June 30, 2005 and $26,147 in the three months ended in the same period. Cash used by investing activities in the six and three months ended June 30, 2005 results from the purchase of computer and software equipment and office furnishings.

     Financing activities generated cash of $3,845,860 during the six months ended June 30, 2005 and used $15,241 for the three months ended June 30, 2005. Cash provided by financing activities for the six month period ended June 30, 2005 results primarily from a stock issuance offset slightly by repayments of short term loans.


     On January 27, 2005, the Company completed a private offering to accredited investors under Section 4(2) of the Securities Act of 1933, as amended, pursuant to which it sold an aggregate of 2,659,998 shares of common stock for aggregate gross proceeds of $3,989,999. The Company agreed to prepare and file with the SEC a registration statement covering the resale of the common stock on or before February 17, 2005 for certain investors .The registration statement became effective on April 29, 2005 and therefore no liquidated damages needed to be paid.


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

ITEM 3. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES - We maintain a system of disclosure controls and procedures that are designed for the purposes of ensuring that information required to be disclosed in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate to allow timely decisions regarding required disclosures.


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


CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING - There has been no change in our internal control over financial reporting during the second quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                          PART II -- OTHER INFORMATION


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.


On April 27, 2005, pursuant to an agreement with NetFun Ltd dated March 10, 2005, under which the Company increased its ownership percentage of the issued and outstanding share capital of MixTV Ltd. From 50.1% to 100%, the Company issued Netfun Ltd. 625,000 shares of common stock of the Company, par value $.001 per share.

On April 20, 2005, pursuant to an amendment to a financial advisory agreement dated April 12, 2005 between the Company and Benchmark Consulting Incorporated, the Company issued Benchmark Consulting Incorporated 50,000 shares of common stock of the Company, par value $.001 per share.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders was held on June 20, 2005. Of the 23,925,010 shares entitled to vote, 13,288,387 Company's shares of stock were present, in person or by proxy.

Shimon Citron, Shlomo Rothman and Oded Zucker have been elected to continue and serve as directors of the Company until the next annual meeting of the stockholders of the Company or until their successor are elected and qualified or their earlier resignation or removal. Both Shlomo Rothman and Oded Zucker received 13,288,387 votes, none withheld. Shimon Citron received 11,954,244 votes; 1,334,043 votes withheld.

Also approved by the stockholders was the Company's 2004 Global Share Option Plan in substantially the form attached to the proxy statement as filed with the SEC on April 29, 2005 pursuant to Regulation 14(A) under the Securities Exchange Act of 1934, as amended. 7,858,305 votes were for the approval; 3,500 votes abstained and 1,366,201 voted against. 4,060,381 votes did not vote.

ITEM 6. EXHIBITS.


10.1 Agreement, dated January 17, 2005 between Eurobet UK Limited and Zone4Play
     (UK) Limited (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K/A filed with the Securities and Exchange Commission on April 28, 2005).

10.2 License Agreement, dated April 21, 2005, by and between Zone4Play (UK) Limited and Cosmotrade Investments Limited (incorporated by reference to
     Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 27, 2005).

10.3 Interactive Applications Agreement, dated May 27, 2005, by and between Zone 4 Play, Inc. and Littlewoods Promotions Limited (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 31, 2005).

10.4 Amended Employment Agreement, dated May 1, 2005, by and between the Company and Uri Levy.

10.5 Amended Employment Agreement, dated May 1, 2005, by and between the Company and Idan Miller.

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


                                           ZONE 4 PLAY, INC.

Dated: August 9, 2005                      By: /S/ Shimon Citron
                                           ---------------------
                                           Shimon Citron
                                           President and Chief Executive Officer

Dated: August 9, 2005                      By: /S/ Uri Levy
                                           ---------------------
                                           Uri Levy
                                           Chief Financial Officer