Form 10QSB
period 2005-09-30
ZONE 4 PLAY INC
filed 2005-11-14
CIK 1175442

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

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

                               Yes [X]     No [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

                               Yes [_]     No [X]

The number of shares outstanding of the registrant's Common Stock, $0.001 par value, was 23,925,010 as of November 14, 2005.

                           PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                                ZONE 4 PLAY INC.
                              AND ITS SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)


                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS


                            AS OF SEPTEMBER 30, 2005


                                 IN U.S. DOLLARS


                                    UNAUDITED




                                      INDEX


                                                PAGE
                                                ----

CONSOLIDATED BALANCE SHEET                     2 - 3

CONSOLIDATED STATEMENTS OF OPERATIONS            4

CONSOLIDATED STATEMENTS OF CASH FLOWS          5 - 6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS     7 - 11

                                           ZONE 4 PLAY INC. AND ITS SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------
U.S. DOLLARS


                                                    SEPTEMBER 30,
                                                        2005
                                                     ----------
                                                      UNAUDITED
                                                     ----------
    ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                          $1,362,729
  Trade receivables                                     271,864
  Other accounts receivable and prepaid expenses         64,988
                                                     ----------

TOTAL current assets                                  1,699,581
                                                     ----------

SEVERANCE PAY FUND                                       94,086
                                                     ----------

PROPERTY AND EQUIPMENT, NET                             769,307
                                                     ----------

TECHNOLOGY, NET                                         857,306
                                                     ----------

TOTAL assets                                         $3,420,280
                                                     ==========


The accompanying notes are an integral part of the consolidated financial statements.

                                           ZONE 4 PLAY INC. AND ITS SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------
U.S. DOLLARS, EXCEPT SHARE DATA


                                                      SEPTEMBER 30,
                                                           2005
                                                       -----------
                                                        UNAUDITED
                                                       -----------

    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-term bank credit                               $    13,559
  Trade payables                                           319,078
  Employees and payroll accruals                           342,828
  Deferred revenues                                        111,113
  Accrued expenses and other liabilities                    61,935
                                                       -----------

TOTAL current liabilities                                  848,513
                                                       -----------

ACCRUED SEVERANCE PAY                                      276,416
                                                       -----------

STOCKHOLDERS' EQUITY:
  Common stock of $ 0.001 par value:
    Authorized: 75,000,000 shares at September
    30, 2005; Issued and outstanding:
    23,925,010 shares at September 30, 2005                 23,925
  Additional paid-in capital                             8,894,921
  Deferred stock compensation                             (914,687)
  Accumulated other comprehensive loss                     (19,471)
  Deficit accumulated during the development stage      (5,689,337)
                                                       -----------

TOTAL stockholders' equity                               2,295,351
                                                       -----------

TOTAL liabilities and stockholders' equity             $ 3,420,280
                                                       ===========


The accompanying notes are an integral part of the consolidated financial statements.

                                           ZONE 4 PLAY INC. AND ITS SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
U.S. DOLLARS, EXCEPT SHARE DATA


                                                                                                                   PERIOD FROM
                                                                                                                   COMMENCEMENT
                                                                                                                  OF OPERATIONS
                                                    NINE MONTHS ENDED              THREE MONTHS ENDED               (APRIL 2,
                                                      SEPTEMBER 30,                   SEPTEMBER 30,               2001) THROUGH
                                             -----------------------------      -----------------------------      SEPTEMBER 30,
                                                 2005             2004              2005             2004              2005
                                             ------------     ------------      ------------     ------------      ------------
                                                                                 UNAUDITED
                                             ----------------------------------------------------------------------------------
Revenues:

  Software applications                      $    868,332     $    432,883      $    374,451     $    140,364      $  1,679,860
  Sale of software applications to
    related party                                       -          196,000                 -                -           704,340
                                             ------------     ------------      ------------     ------------      ------------

TOTAL revenues                                    868,332          628,883           374,451          140,364         2,384,200

Cost of revenues                                   40,322          113,296            11,971           13,372           460,362
                                             ------------     ------------      ------------     ------------      ------------

Gross profit                                      828,010          515,587           362,480          126,992         1,923,838
                                             ------------     ------------      ------------     ------------      ------------

Operating expenses:

  Research and development                      1,997,539          812,436           740,820          358,915         4,358,332
  Selling and marketing                           689,258          293,563           216,115          142,012         1,501,499
  General and administrative                      904,230          277,726           418,487          139,441         1,599,626
                                             ------------     ------------      ------------     ------------      ------------

TOTAL operating expenses                        3,591,027        1,383,725         1,375,422          640,368         7,459,457
                                             ------------     ------------      ------------     ------------      ------------

Operating loss                                  2,763,017          868,138         1,012,942          513,376         5,535,619
Financial income (expenses), net                   31,348          (27,471)           13,603          (21,900)          (53,693)
                                             ------------     ------------      ------------     ------------      ------------

Net loss                                     $  2,731,669     $    895,609      $    999,339     $    535,276      $  5,589,312
                                             ============     ============      ============     ============      ============

Basic and diluted net earnings per share     $      0.117     $      0.049      $      0.042     $      0.026
                                             ============     ============      ============     ============

Weighted average number of shares of
  Common stock used in computing basic
  and diluted net loss per share               23,389,406       18,262,350        23,925,010       20,012,050
                                             ============     ============      ============     ============


The accompanying notes are an integral part of the consolidated financial statements.

                                           ZONE 4 PLAY INC. AND ITS SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
U.S. DOLLARS




                                                                                                                   PERIOD FROM
                                                                                                                   COMMENCEMENT
                                                                                                                  OF OPERATIONS
                                                      NINE MONTHS ENDED               THREE MONTHS ENDED            (APRIL 2,
                                                        SEPTEMBER 30,                    SEPTEMBER 30,            2001) THROUGH
                                               ----------------------------      ----------------------------     SEPTEMBER 30,
                                                   2005             2004             2005             2004             2005
                                               -----------      -----------      -----------      -----------      -----------
                                                                                 UNAUDITED
                                               -------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                       $(2,731,669)     $  (895,609)     $  (999,339)     $  (535,276)     $(5,589,312)
Adjustments required to reconcile net
  loss to net cash used in operating
  activities:
Depreciation                                       265,762           32,407          142,314           17,511          341,935
Loss from sale of property                               -                -                -                -            1,702
Decrease (increase) in other accounts
  receivable and prepaid expenses                 (127,003)          34,350          (64,673)         111,364         (344,376)
Amortization of deferred compensation              376,480                -          139,735                -          678,731
Increase in trade payables                          67,537           53,006           76,969           34,887          319,078
Increase in employees and payroll accruals           8,382           39,910           53,485            8,004          342,828
Increase (decrease) in deferred revenues           111,113         (243,500)          98,506                -          111,113
Increase (decrease) in accrued expenses
  and other liabilities                           (131,590)        (131,967)         (26,868)        (208,934)          21,438
Accrued severance pay, net                          36,947           54,489           12,606           16,894          182,330
Issuance of Common stock to a service
  provider                                         148,500           51,914                -           12,001          200,414
                                               -----------      -----------      -----------      -----------      -----------

Net cash used in operating activities           (1,975,541)      (1,005,000)        (567,265)        (543,549)      (3,734,119)
                                               -----------      -----------      -----------      -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property and equipment                (638,146)         (62,563)        (433,751)         (11,478)        (927,773)
                                               -----------      -----------      -----------      -----------      -----------

Net cash used in investing activities             (638,146)         (62,563)        (433,751)         (11,478)        (927,773)
                                               -----------      -----------      -----------      -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

Issuance of shares in respect of reverse
  acquisition (1)                                        -            4,391                -                -            4,391
Issuance of Capital stock                        3,846,656        2,173,932                -          976,135        6,020,588
Short-term bank credit, net                          3,447          (27,662)           3,015           (6,316)          13,559
Receipt of short-term loans from
  stockholders and others                                -           50,000                -                -          484,295
Proceeds from short-term loans from
  stockholders and others                           (1,229)        (532,395)               -           (2,097)        (484,295)
                                               -----------      -----------      -----------      -----------      -----------

Net cash provided by financing activities        3,848,874        1,668,266            3,015          967,722        6,038,538
                                               -----------      -----------      -----------      -----------      -----------

Effect of exchange rate changes on cash
  and cash equivalents                             (16,535)             620          (13,869)           2,906          (13,917)
                                               -----------      -----------      -----------      -----------      -----------
Increase (decrease) in cash and cash
  equivalents                                    1,218,652          601,323       (1,011,870)         415,601        1,362,729
Cash and cash equivalents at beginning of
  period                                           144,077           49,882        2,374,599          235,604                -
                                               -----------      -----------      -----------      -----------      -----------

Cash and cash equivalents at end of period     $ 1,362,729      $   651,205      $ 1,362,729      $   651,205      $ 1,362,729
                                               ===========      ===========      ===========      ===========      ===========


The accompanying notes are an integral part of the consolidated financial statements.

                                           ZONE 4 PLAY INC. AND ITS SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
U.S. DOLLARS


                                                                                                        PERIOD FROM
                                                                                                       COMMENCEMENT
                                                                                                       OF OPERATIONS
                                               NINE MONTHS ENDED             THREE MONTHS ENDED         (APRIL 2,
                                                 SEPTEMBER 30,                  SEPTEMBER 30,          2001) THROUGH
                                         --------------------------     ---------------------------    SEPTEMBER 30,
                                            2005           2004            2005            2004            2005
                                         ----------     -----------     -----------     -----------     ----------
                                                                        UNAUDITED
                                         -------------------------------------------------------------------------
NON-CASH TRANSACTIONS:

  Purchase of property and equipment     $   42,477     $         -     $     3,511     $         -     $   42,477
                                         ==========     ===========     ===========     ===========     ==========

    Issuance of shares in respect of
    minority interest in subsidiary      $1,000,000     $         -     $         -     $         -     $1,000,000
                                         ==========     ===========     ===========     ===========     ==========

SUPPLEMENTAL DISCLOSURE OF CASH
  FLOWS INFORMATION:

Cash paid during the period for:

Interest                                 $    1,040     $       651     $       389     $       160     $   22,932
                                         ==========     ===========     ===========     ===========     ==========


(1) On February 1, 2004, the Company was acquired by Zone4Play Inc. (Nevada) through a reverse shell purchase acquisition (see Note 1b).

The accompanying notes are an integral part of the consolidated financial statements.

                                           ZONE 4 PLAY INC. AND ITS SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS, EXCEPT SHARE DATA

NOTE 1:- GENERAL

     a. Zone 4 Play, Inc. ("the Company") was incorporated under the laws of the State of Nevada on April 23, 2002, under the name of Old Goat Enterprises, Inc. On February 1, 2004, the Company acquired (in a reverse merger transaction, see b hereinafter) Zone 4 Play, Inc. ("Zone 4 Play, (Delaware)"), which was incorporated under the laws of the State of Delaware on April 2, 2001 (see b below). The Company develops and markets interactive games applications for Internet, portable devices and interactive TV platforms.

          The Company conducts its operations and business with and through its wholly-owned subsidiary, Zone 4 Play, (Delaware), and its wholly-owned subsidiaries, Zone 4 Play, (Israel) Ltd., an Israeli company, which is engaged in research, development and marketing of the applications, Zone 4 Play, (UK) Limited, a United Kingdom corporation, which is engaged in marketing of the applications, and through MixTV Ltd., an Israeli company incorporated in June 2004, which is engaged in mobile messaging TV technologies.

          The Company's shares are currently traded on the OTC Bulletin Board under the trading symbol "ZFPI.OB."

     b. According to the agreement dated February 1, 2004 between the Company and Zone 4 Play, (Delaware), the Company issued 10,426,190 shares of Common stock to the former holders of equity interests in Zone 4 Play, (Delaware). The acquisition has been accounted for as a reverse acquisition, whereby the Company was treated as the acquiree and Zone 4 Play, (Delaware) as the acquirer - primarily because the stockholders of Zone 4 Play, (Delaware) owned approximately 58% of the Company's Common stock - upon completion of the acquisition. Immediately prior the consummation of the transaction, the Company had no material assets and liabilities, hence the reverse acquisition was treated as a capital stock transaction in which Zone 4 Play, (Delaware) is deemed to have issued the Common stock held by the Company's stockholders for the net assets of the Company. The historical financial statements of Zone 4 Play, (Delaware) became the historical financial statements of the Company.

     c. The Company and its subsidiaries are devoting substantially all of their efforts toward conducting research, development and marketing of their software. In the course of its activities, the Company and its subsidiaries have sustained operating losses and expect such losses to continue in the foreseeable future. The Company and its subsidiaries have not generated sufficient revenues and have not achieved profitable operations or positive cash flows from operations. The Company's accumulated deficit aggregated to $ 5,689,337 as of September 30, 2005. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis.

          The Company plans to continue to finance its operations with a combination of stock issuances and revenues from product sales.

     d.   Concentration of risk that may have a significant impact on the
          Company:

          In the nine months ended September 30, 2005, the Company derived 81% of its revenues from 5 major customers (see Note 4b).

                                           ZONE 4 PLAY INC. AND ITS SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS, EXCEPT SHARE DATA

NOTE 1:- GENERAL (CONT.)

     e. On January 27, 2005, the Company completed a private placement, pursuant to which it sold an aggregate of 2,659,998 shares of Common stock for aggregate gross proceeds of $ 3,989,999.

          Pursuant to the aforementioned private placement, the Company issued to its investment bank 25,000 warrants exercisable until December 31, 2007 at a price of $ 0.80 per share, and 53,200 warrants exercisable until December 31, 2007 at a price of $ 1.50 per share.

     f. On January 3, 2005 and April 20, 2005, the Company issued 50,000 and 50,000 shares, respectively, of fully vested Common stock to a service provider, pursuant to a consulting contract. Expenses in the amount of $ 69,000 and $ 79,500, respectively, were recorded in the Company's statements of operations, based on the market share price at the grant date.

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

     h. On March 31, 2005, the Company granted to each of its non-employee directors, an option under the terms of the Company's option plan, to purchase 192,261 shares of Common stock of the Company at an exercise price of $ 1.00 per share. Each director's right to exercise such option will vest in three equal annual installments during a period of three years commencing in May 2005, provided that the Company's agreement with such director does not terminate earlier. The Company recorded deferred stock compensation in the amount of $ 307,618 in respect of those options.


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

                                           ZONE 4 PLAY INC. AND ITS SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS, EXCEPT SHARE DATA

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES (CONT.)

     c.   Accounting for stock-based compensation:

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

          The fair value of these options is amortized over their vesting period and estimated at the date of grant using a Black-Scholes multiple option pricing model with the following weighted average assumptions for the nine-month periods ended September 30, 2005 and for the year ended 2004:

                         NINE MONTHS
                             ENDED        YEAR ENDED
                         SEPTEMBER 30,    DECEMBER 31,
                             2005            2004
                           ---------       -------
                           UNAUDITED       AUDITED
                           ---------       -------

Risk free interest           2%              2%
Dividend yields              0%              0%
Volatility                   0.97            1.11
Expected life (years)        2.1             2.1

                                                                    NINE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                               ------------------------------
                                                                  2005               2004
                                                               ----------        ------------
                                                                        UNAUDITED
                                                               ------------------------------
Net loss as reported                                           $2,731,669        $    895,609
Deduct - stock-based employee compensation expenses
   included in reported net loss                                  376,380                   -
Add - stock-based compensation expense determined under
   fair value method for all awards                               494,459                   -
                                                               ----------        ------------

Pro forma net loss                                             $2,849,748        $    895,609
                                                               ==========        ============

Basic and diluted net loss per share, as reported              $    0.117        $      0.049
                                                               ==========        ============

Pro forma basic and diluted net loss  per share                $    0.122        $      0.049
                                                               ==========        ============

                                           ZONE 4 PLAY INC. AND ITS SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS, EXCEPT SHARE DATA

NOTE 3:- BASIS OF PRESENTATION

     The accompanying interim consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States and the rules and regulations of the Securities and Exchange Commission, and include the accounts of the Company and its subsidiaries. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position at September 30, 2005 and the operating results and cash flows for the nine months ended September 30, 2005 and 2004.

     The results of operations for the nine months ended September 30, 2005 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2005.


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

     a. The following is a summary of operations within geographic areas, based on the location of the customers:

                         NINE MONTHS ENDED
                           SEPTEMBER 30,
                     ------------------------
                       2005            2004
                     --------        --------
                            UNAUDITED
                     ------------------------

England              $527,006        $475,693
United states         210,372         125,257
Australia             100,000               -
Israel                 27,080          19,236
Others                  3,874           8,697
                     --------        --------

                     $868,332        $628,883
                     ========        ========

                                           ZONE 4 PLAY INC. AND ITS SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS, EXCEPT SHARE DATA

NOTE 4:- SEGMENTS, CUSTOMERS AND GEOGRAPHIC INFORMATION (CONT.)

     b.   Major customer data as a percentage of total revenues:

                               NINE MONTHS ENDED
                                 SEPTEMBER 30,
                               ----------------
                                2005       2004
                               -----      -----
                                  UNAUDITED
                               ----------------

Customer A                        27%        34%
                               =====      =====
Customer B (Related party)         -         31%
                               =====      =====
Customer C                         -         13%
                               =====      =====
Customer D                        21%         -
                               =====      =====
Customer E                        12%         -
                               =====      =====
Customer F                        11%        *)
                               =====      =====
Customer G                        10%        *)
                               =====      =====


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

COMPANY HISTORY

     Zone4Play, Inc. (hereinafter referred to as "Zone4Play", "the Company", "us" or "we") was incorporated under the laws of the State of Nevada on April 23, 2002, as Old Goat Enterprises, Inc. On February 1, 2004, Old Goat Enterprises, Inc. issued the shareholders of Zone 4 Play, Inc., a Delaware corporation ("Zone4Play Delaware"), 10,426,190 shares of common stock, in consideration for the entire share capital of Zone4Play Delaware. Immediately after the issuance, the shareholders of Zone4Play Delaware held 58% of the issued and outstanding share capital of Old Goat Enterprises, Inc., and subsequently changed its name to Zone 4 Play, Inc., a Nevada corporation. The transaction was accounted for as a reverse acquisition, whereby Old Goat was treated as the acquired company and Zone4Play Delaware as the acquirer. The historical financial statements of Zone4Play Delaware became our historical financial statements. We conduct our operations through our wholly owned subsidiaries, Zone4Play (Israel) Ltd., an Israeli corporation incorporated in July 2001, Zone4Play (UK) Limited, a United Kingdom corporation incorporated in November 2002, and Zone4Play Delaware. On April 27, 2005, pursuant to an agreement with NetFun Ltd., we increased our ownership percentage of the issued and outstanding share capital of MixTV Ltd. From 50.1% to 100%. Our shares of common stock are currently traded on the OTC Bulletin Board under the trading symbol "ZFPI.OB"

OUR BUSINESS

We are a software and technology developer and provider to companies that service the interactive gaming industry, delivering cross-platform systems that are built for mass participation gaming over mobile devices, TV and the internet. Our software provides and supports play-for-fun and play-for-real interactive games (currently such play-for-real gaming solutions are only provided in the UK where fixed odds gaming are permitted by licensed bookmakers).

We develop five core solutions to companies that offer play-for-real gaming, namely:

     (i) Mobile gaming: the provision of services on mobile devices, including fixed odds games, multiplayer games, sports betting services, scratch cards and exchange betting.

     (ii) Interactive TV gaming: the provision of software and technology supporting fixed odds games, skill games, scratch card services, and multiplayer blackjack and poker.

     (iii) Participating/SMS-TV gaming: the provision of services via the interaction of television broadcasts and mobile text messages, IVR lines or Java Interaction. Services currently include fixed odds games and virtual racing.

     (iv) Online gaming: the provision of fixed odds and casino games over the internet.

     (v) Multiplayer gaming: multiplayer poker, bingo and blackjack products that allow competition between players who play on mobile devices, Interactive TV or the internet.

We also provide:

     (i) Games for fun: the provision of play-for-fun gaming alternatives on mobile, Interactive TV, participating/SMS-TV and the internet.

     (ii) Games of skill: the provision of play-for-fun games of skill on Interactive TV, participating/SMS-TV and the internet are under development.


Our customers include online gaming operators (Cosmotrade Investments Limited), bookmakers (Eurobet UK Limited, Littlewoods Promotions Limited, The Gaming Channel Limited, Two Way Media Limited), betting exchanges (Betfair [the Sporting Exchange Limited]), cable and satellite television service providers (CSC Holdings Inc., Echostar Satellite L.L.C., RCN Telecom Services), TV gaming channel providers (The Poker Channel Ltd., Channel 5 Broadcasting Ltd. ), mobile operators (O2 (online) Ltd.), internet service providers (Chello Broadband N.V. and Commonwealth Telephone Enterprises Inc. [CTE]) and hospitality service providers (LodgeNet Entertainment Corporation). Our technology allows our customers to generate additional revenue from their existing infrastructure and user base by allowing a subscriber to switch from one platform, such as Interactive TV, mobile or internet, to another platform using a single account with the same account balance and user information. One of the key features of our software is its ability to utilize a single account to play a game on mobile, Interactive TV and internet platforms. In addition, our technology allows mobile service providers, TV broadcasters and channels to provide additional content as well as an increased variety of services to their customers.

We enter into license and/or revenue-sharing agreements with our customers under which the customers use our software and technology to offer games to their subscribers and pay us a fixed fee and/or a percentage of the net revenues generated from those games.

     We devote substantially all of our efforts toward conducting research, development and marketing of our software. In the course of these activities, we have sustained operating losses and expect such losses to continue in the foreseeable future. To date, we have not generated sufficient revenues to achieve profitable operations or positive cash flow from operations. On September 30, 2005, we had an accumulated deficit of $5,689,337. There is no assurance that profitable operations, if ever achieved, will be sustained on a continuing basis. During the nine months ended September 30, 2005, we derived approximately 81% of our revenues from five major customers.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2004


REVENUES AND COST OF REVENUES

     Total revenues for the three months ended September 30, 2005 increased by 167% to $374,451 from $140,364 for the three months ended September 30, 2004. All such revenues were from sales of software applications and distribution rights. The increase in revenues from software applications was due to new contracts, such as contracts with Two Way TV Australia Limited, Two Way Media Limited and Winner.com (UK) Limited, and from license revenues from our customer Cosmotrade Investments Ltd., which we did not have in 2004.

     Deferred revenues include unearned amounts received under services contracts, and amounts received from customers but not recognized as revenues. Total deferred revenues for the three months ended September 30, 2005 was $98,506 compared with $0 for the three months ended September 30, 2004. The increase is mainly due to a new contract with Two Way TV Australia Limited that includes advance payments and deferred revenues as well. The deferred revenues will be included in our revenues at the end of the first year of the contract with Two Way TV Australia Limited.

     Cost of revenues for the three months ended September 30, 2005 decreased by 10% to $11,971 from $13,372 for the three months ended September 30, 2004. For the three months ended September 30, 2005, gross profit increased by 185% to $362,480 when compared to gross profit of $126,992 for the three months ended September 30, 2004. The decrease in the cost of revenues is attributable to the fact that there was a decrease in the servers hosting expenses in the three months ended September 30, 2005 compared with the three months ended September 30, 2004.

RESEARCH AND DEVELOPMENT

     Research and development expenses for the three months ended September 30, 2005 increased by 106% to $740,820 from $358,915 for the three months ended September 30, 2004. The increase is primarily attributable to the our new projects in the United Kingdom and the United States, which involve adapting our software to new systems and platforms (ITV, mobile, internet, and SMS-TV by our subsidiary ,MixTV Ltd.), recruitment of employees, subcontractors' expenses, increased general and administrative expenses allocated to the research and development department due to its growth and to the amortization of the technology which was acquired on April 2005 by acquiring the minority shares in our SMS-TV subsidiary, MixTV Ltd., and to amortization of deferred compensation related to options which were granted to the relevant employees in December 2004.

SALES AND MARKETING

     Sales and marketing expenses for the three months ended September 30, 2005 increased by 52% to $216,115 from $142,012 for the three months ended September 30, 2004. The increase in sales and marketing expenses is primarily attributable to marketing efforts made mainly in the United Kingdom and the United States using our Israeli-based team. Sales and marketing expenses consist mainly of labor costs, trade shows, travel expenses to the United Kingdom and the United States, and amortization of deferred compensation related to options which were granted to the relevant employees in December 2004.

GENERAL AND ADMINISTRATIVE

General and administrative expenses for the three months ended September 30, 2005 increased by 200% to $418,487 from $139,441 for the three months ended September 30, 2004. The increase in general and administrative expenses is primarily attributable to recruitment of employees, additional legal and audit expenses associated with being a reporting company in the U.S, expenses in relation to the possible admission of our shares to trade on AIM, a market operated by the London Stock Exchange plc, and amortization of deferred compensation related to options which were granted to the relevant employees in December 2004, and to non-employees directors in March 2005.

NET LOSS

Net loss for the three months ended September 30, 2005 was $999,339 as compared to net loss of $535,276 for the three months ended September 30, 2004. Net loss per share for the months ended September 30, 2005 was $0.042 as compared to $0.026 for the three months ended September 30, 2005. The net loss significantly increased for the three months ended September 30, 2005 and the increase is mainly attributable to the increase in the operating expenses. Our weighted average number of shares of common stock used in competing basic and diluted net loss per share for the three months ended September 30, 2005 was 23,925,010 compared with 20,012,050 for the three months ended September 30, 2004. The increase is mainly attributable to issuance of 2,659,998 shares of our common stock which were sold on a private placement in January 2005, to the issuance of 100,000 shares of our common stock which were issued to service provider pursuant to consulting contract, and to issuance of 625,000 shares of our common stock to Netfun Ltd. on April 27, 2005, pursuant to an agreement with Netfun Ltd., under which we increased our ownership percentage of the issued and outstanding share capital of MixTV Ltd. from 50.1% to 100%.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2004

Our current financial statements reflect MixTV Ltd.'s revenue and losses for the nine months ended September 30, 2005. MixTV Ltd. was formed by us and Netfun Ltd. in June 2004 and therefore only its revenue and losses since the date of its formation have been reflected in the Company's financial statements for the nine month period ended September 30, 2004.

REVENUES AND COST OF REVENUES

     Total revenues for the nine months ended September 30, 2005 increased by 38% to $868,332 from $628,883 for the nine months ended September 30, 2004. All such revenues were from sales of software applications and distribution rights. For the nine months ended September 30, 2005, revenues from sales of software applications to related parties were $0, compared with $196,000 for the nine months ended September 30, 2004. The increase in revenues from software applications was due to new contracts such as Two Way TV Australia, Two way Media Limited and Winner.com (UK) Ltd,, and to an increase in penetration with our existing customers such as NDS Limited, and CSC Holdings Inc. (Cablevision) Also in the first nine months of 2005, we had license revenues from our customers, such as Cablevision, Commonwealth Telephone Enterprises Inc (CTE) (to which we supplied internet packages for play-for-fun), and Cosmotrade investments Ltd., which we did not have in 2004.

     Deferred revenues include unearned amounts received under services contracts, and amounts received from customers but not recognized as revenues. Total deferred revenues for the nine months ended September 30, 2005 was $111,113 compared with $0 for the nine months ended September 30, 2004. The increase is mainly due to a new contract with Two Way TV Australia Limited that includes advance payments and deferred revenues as well. The deferred revenues will be included in our revenues at the end of the first year of the contract with Two Way TV Australia Limited.

     Cost of revenues for the nine months ended September 30, 2005 decreased by 64% to $40,322 from $113,296 for the nine months ended September 30, 2004. Gross profit increased by 61% for the nine months ended September 30, 2005 to $828,010 from $515,587 for the same period in 2004. The decrease in the cost of revenues is attributable to the fact that in the nine months ended September 30, 2004 there were revenues generated from related party transactions that have not been repeated, nor have any costs been incurred in connection with such revenues, in the nine months ended September 30, 2005.

RESEARCH AND DEVELOPMENT

Research and development expenses for the nine months ended September 30, 2005 increased by 146% to $1,997,539 from $812,436 for the nine months ended September 30, 2004. The increase is primarily attributable to the our new projects in the United Kingdom and the United States, which involve adapting our software to new systems and platforms (ITV, mobile internet, and SMS-TV by our subsidiary ,MixTV Ltd.), recruitment of employees, subcontractors' expenses, increased general and administrative expenses allocated to the research and development department due to it's growth and to the amortization of the technology which was acquired on April 2005 by acquiring the minority shares in our SMS-TV subsidiary, MixTV Ltd., and to amortization of deferred compensation related to options which were granted to the relevant employees in December 2004.

SALES AND MARKETING

     Sales and marketing expenses for the nine months ended September 30, 2005 increased by 135% to $689,258 from $293,563 for the nine months ended September 30, 2004. The increase in sales and marketing expenses is primarily attributable to marketing efforts made mainly in the United Kingdom and the United States using our Israeli-based team. Sales and marketing expenses consist mainly of labor costs, trade shows, travel expenses to the United Kingdom and the United States, and amortization of deferred compensation related to options which were granted to the relevant employees in December 2004.

GENERAL AND ADMINISTRATIVE

General and administrative expenses for the nine months ended September 30, 2005 increased by 226% to $904,230 from $277,726 for the nine months ended September 30, 2004. The increase in general and administrative expenses is primarily attributable to recruitment of employees, additional legal and audit expenses associated with being a reporting company in the U.S. expenses in relation to the possible admission of our shares to trade on AIM, a market operated by the London Stock Exchange plc, non- cash investor relations expenses and amortization of deferred compensation related to options which were granted to the relevant employees in December 2004, and to non-employees directors, which were granted on March 2005.

NET LOSS

Net loss for the nine months ended September 30, 2005 was $2,731,669 as compared to net loss of $895,609 for the nine months ended September 30, 2004. Net loss per share for the months ended September 30, 2005 was $0.117 as compared to $0.049 for the three months ended September 30, 2005. The net loss significantly increased for the nine months ended September 30, 2005 and the increase is mainly attributable to the increase in the operating expenses. Our weighted average number of shares of common stock used in competing basic and diluted net loss per share for the nine months ended September 30, 2005 was 23,389,406 compared with 18,262,350 for the nine months ended September 30, 2004. The increase is mainly attributable to issuance of 2,659,998 shares of our common stock which were sold on a private placement in January 2005, to the issuance of 100,000 shares of our common stock which were issued to service provider pursuant to consulting contract, and to issuance of 625,000 shares of our common stock to Netfun Ltd on April 27, 2005, pursuant to an agreement with NetFun Ltd., under which we increased our ownership percentage of the issued and outstanding share capital of MixTV Ltd. from 50.1% to 100%.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2005, total current assets were $1,699,581 and total current liabilities were $848,513.On September 30, 2005, we had a working capital surplus of $ 851,068 and an accumulated deficit of $5,689,337. We finance our operations and plan to continue doing so with a combination of stock issuances and revenues from product sales. We had working capital of $851,068 on September 30, 2005 compared with a working capital deficit of $385,993 on December 31, 2004. Cash and cash equivalents on September 30, 2005 were $1,362,729, an increase of $1,218,652 from the $144,077 reported on December 31, 2004. Cash balances increased in the nine months ended September 30, 2005 primarily as a result of a stock issuance, offset by the increase in our net loss for the nine months ended September 30, 2005.

     Operating activities used cash of $1,975,541 in the nine months ended September 30, 2005 and $567,265 in the three months ended September 30, 2005. Cash used by operating activities in the nine months ended September 30, 2005 results primarily from a net loss of $2,731,669, a $8,382 increase in employee payroll accruals, a $131,590 decrease in accrued expenses and other liabilities offset by a $376,480 increase in amortization of deferred compensation, $111,113 increase in deferred revenues, $265,762 of depreciation and $148,500 of compensation related to issuance of common stock to a service provider.

     Investing activities used cash of $638,146 in the nine months ended September 30, 2005 and $433,751 in the three months ended on the same date. Cash used by investing activities in the nine and three months ended September 30, 2005 results from the purchase of computer and software equipment and office furnishings.

     Financing activities generated cash of $3,848,874 during the nine months ended September 30, 2005 and $3,015 for the three months ended September 30, 2005. Cash provided by financing activities for the nine month period ended September 30, 2005 results primarily from a stock issuance offset slightly by repayments of short term loans.

     On January 27, 2005, we completed a private offering to accredited investors under Section 4(2) of the Securities Act of 1933, as amended, pursuant to which it sold an aggregate of 2,659,998 shares of common stock for aggregate gross proceeds of $3,989,999. We agreed to prepare and file with the SEC a registration statement covering the resale of the common stock for certain investors. The registration statement became effective on April 29, 2005.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING - There has been no change in our internal control over financial reporting during the third quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                          PART II -- OTHER INFORMATION

ITEM 6. EXHIBITS.

10.1 Agreement, dated August 17, 2005 between Two Way TV Australia Limited and Zone 4 Play, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 23, 2005).

10.2 Amended Employment Agreement, dated July 25, 2005, by and between the Zone 4 Play (Israel) Ltd., a wholly-owned Israeli subsidiary of the Company and Shimon Citron (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 27, 2005).

10.3 Summary of Compensation of the Directors of the Company.

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

                                       ZONE 4 PLAY, INC.


Dated: November 14, 2005               By: /S/ Shimon Citron
                                       --------------------
                                       SHIMON CITRON
                                       President and Chief Executive Officer

Dated: November 14, 2005               By: /S/ Uri Levy
                                       --------------------
                                       URI LEVY
                                       Chief Financial Officer