Form 10KSB
period 2005-12-31
ZONE 4 PLAY INC
filed 2006-04-11
CIK 1175442

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

                                   (Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to __________

                          COMMISSION FILE NO. 000-51255

                                ZONE 4 PLAY, INC.
                 (Name of small business issuer in its charter)

                  NEVADA                                  98-037121
    (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                  Identification No.)

         103 FOULK ROAD, WILMINGTON, DELAWARE                19803
       (Address of principal executive offices)            (Zip Code)

Issuer's telephone number: (972) - 3 - 6471884

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.001

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

                              Yes: [_]     No: [X]

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

                              Yes: [X]     No: [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                              Yes: [_]     No: [X]

State the issuer's revenues for fiscal year ended December 31, 2005: $1,062,420

State the aggregate market value of the voting and non-voting equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of a specified date within the past 60 days: $19,758,652 as of March 31, 2006

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 32,304,448 shares of Common Stock as of March 31, 2006

Transitional Small Business Disclosure Format:

                              Yes: [_]     No: [X]

                                ZONE 4 PLAY, INC.

                                   FORM 10-KSB
                  (FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005)

                                TABLE OF CONTENTS
                                                                            PAGE
PART I
Item 1     Description of Business                                             1
Item 2     Description of Property                                            23
Item 3     Legal Proceedings                                                  23
Item 4     Submission of Matters to a Vote of Security Holders                23

PART II
Item 5     Market for Common Equity and Related Stockholders Matters          24
Item 6     Management's Discussion and Analysis or Plan of Operation          26
Item 7     Financial Statements                                               31
Item 8     Changes In and Disagreements With Accountants on Accounting
                and Financial Disclosure                                      31
Item 8A    Controls and Procedures                                            32
Item 8B    Other Information                                                  32

PART III
Item 9     Directors, Executive Officers, Promoters and Control Persons;
                Compliance With Section 16(a) of the Exchange Act             33
Item 10    Executive Compensation                                             33
Item 11    Security Ownership of Certain Beneficial Owners and Management
                and Related Stockholder Matters                               33
Item 12    Certain Relationships and Related Transactions                     33
Item 13    Exhibits                                                           33
Item 14    Principal Accountant Fees and Services                             34

     References in this Annual Report on Form 10-KSB to the "Company", "we", "us" or "our" include Zone 4 Play, Inc. and its subsidiaries, unless the context requires otherwise.

     Zone4Play(R) is a trademark of the Company.


              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

     The statements contained in this Annual Report on Form 10-KSB that are not historical facts are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "intends," "plan" "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. In particular, our statements regarding the potential growth of our markets and business outlook are examples of such forward-looking statements. The forward-looking statements include risks and uncertainties, including, but not limited to, the growth of the interactive game market and other factors, including general economic conditions and regulatory developments, not within our control. The factors discussed herein, including those risks described at the end of Item 1, and expressed from time to time in our filings with the Securities and Exchange Commission could cause actual results and developments to be materially different from those expressed in or implied by such statements. The forward-looking statements are made only as of the date of this filing, and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

We are a software and technology developer and provider to companies that service the interactive gaming industry, delivering cross-platform systems that are built for mass participation gaming over mobile devices, TV and the internet. Our software provides and supports play-for-fun and play-for-real interactive games (currently such play-for-real gaming solutions are only provided in the United Kingdom where fixed odds gaming are permitted by licensed bookmakers).

We offer five core solutions to companies that offer play-for-real gaming, namely:

     (i) Mobile gaming: the provision of services on mobile devices, including fixed odds games, multiplayer games, sports betting services, scratch cards and exchange betting.

     (ii) Interactive TV gaming: the provision of software and technology currently supporting fixed odds games.

     (iii) Participating TV gaming: the provision of services via the interaction of television broadcasts and mobile text messages, IVR (interactive voice response) lines or Java interaction.

     (iv) Online gaming: the provision of fixed odds and casino games over the internet.

     (v) Multiplayer blackjack tournaments: 24/7 availability of variety of blackjack tournaments games based on a peer-to-peer technology allowing users to compete against each other and not against the "house".

We also offer games for fun and skills games: the provision of play-for-fun gaming alternatives on mobile, Interactive TV, participating TV and the internet.

Our customers include online gaming operators (Cosmotrade Investments Limited), bookmakers (Eurobet UK Limited, The Gaming Channel Limited, Two Way Media Limited), betting exchanges (Betfair, the Sporting Exchange Limited), cable and satellite television service providers (CSC Holdings Inc., RCN Telecom Services), TV gaming channel providers (The Poker Channel Ltd., Channel 5 Broadcasting Ltd (in the UK)), mobile operators (O2 (online) Ltd.), internet service providers (Chello Broadband N.V., Commonwealth Telephone Enterprises Inc. (CTE)) and hospitality service providers (LodgeNet Entertainment Corporation).

Our technology allows our customers to generate additional revenue from their existing infrastructure and user base by allowing a subscriber to switch from one platform, such as Interactive TV, mobile, internet or participating TV to another platform using a single account with the same account balance and user information. In addition, our technology allows mobile service providers, TV broadcasters and channels to provide additional content, as well as an increased variety of services, to their customers.

We enter into license and/or revenue-sharing agreements with our customers under which the customers use our software and technology to offer games to their subscribers and pay us a fixed fee and/or a percentage of the net revenues generated from those games.

We were incorporated under the laws of the State of Nevada on April 23, 2002, as Old Goat Enterprises, Inc. (the "Predecessor"). On February 1, 2004, the Predecessor issued the shareholders of Zone 4 Play, Inc., a Delaware corporation ("Zone4Play Delaware"), 10,426,190 shares of common stock, in consideration for the entire share capital of Zone4Play Delaware. Immediately after the issuance, the shareholders of Zone4Play Delaware held 58% of the issued and outstanding share capital of the Predecessor, and subsequently changed its name to Zone 4 Play, Inc., a Nevada corporation. The transaction was accounted for as a reverse acquisition, whereby the Predecessor was treated as the acquired company and Zone4Play Delaware as the acquirer. The historical financial statements of Zone4Play Delaware became our historical financial statements. We conduct our operations through our wholly owned subsidiaries, Zone4Play (Israel) Ltd., an Israeli corporation incorporated in July 2001, Zone4Play (UK) Limited, a United Kingdom corporation incorporated in November 2002, and Zone4Play Delaware. On April 27, 2005, pursuant to an agreement with NetFun Ltd., we increased our ownership percentage of the issued and outstanding share capital of MIXTV Ltd. from 50.1% to 100%. Our shares of common stock are currently traded on the OTC Bulletin Board under the trading symbol "ZFPI.OB."

THE MARKET

The interactive entertainment market has emerged as a result of the growth and technological advancement in the communications industry. One of the key segments of the interactive entertainment market is online gaming which has experienced growth since its emergence in the early 1990s. Estimates and growth rates of the online gaming market vary. The upper end of these estimates suggests that the online gaming market generated gross winnings in excess of US$8.0 billion in 2004. Nevertheless, estimates suggest that the penetration of online gaming compared to traditional land-based gaming remains low. The Company believes that growth in the online gaming market will be driven by the increased availability of the internet and broadband connectivity, increased branding and marketing efforts by online gaming operators, the availability of alternative distribution platforms

It is the anticipated expansion of alternative distribution platforms that we are seeking to exploit with our software and technology. Internet gaming is the most developed interactive gaming platform, and although still relatively new, most interactive gaming operators already have an internet offering. In relation to gaming, other platforms such as mobile applications, Interactive TV and participating TV are still in their early stages and are the primary focus of the Company.

MOBILE GAMING MARKET

Mobile devices provide access to a large customer base. The major service providers in this market sector are launching new data services, including downloadable games, ring tones and images, to drive revenues and retain subscribers, and have invested in technologies to take advantage of advanced networks and next-generation devices, including third generation (3G) mobile phones. The introduction of new technologies, including 3G applications, has meant that the demand for games and other interactive mobile content, such as news, sports and information services, images, and music, is expected to continue to grow.

These advancements in mobile technology have created opportunities for the Company with mobile operators and providers of online gaming services. Many mobile operators seek to protect their customer base by, among other things, increasing customer loyalty by offering differentiating content. Mobile gaming represents an opportunity for mobile operators to retain their customer base by providing more content while at the same time increasing their average revenue per mobile user. A number of mobile operators are increasingly beginning to encourage independent mobile content providers to supply innovative and compelling content.

Providers of gaming services (both online and land-based) are also seeking ways to improve the level of service to, and increase revenues from, their existing and prospective customers by providing alternative platforms for gaming. Providing gaming services on mobile phones represents one way to increase customer loyalty and drive additional revenue. In addition, the high level of mobile penetration in the U.K., Europe and the U.S. means that mobile devices provide a further way to access gaming customers.

Mobile gaming is still very new. According to an industry source, the mobile gaming sector generated global revenues of an estimated US$468 million in 2004. That source anticipates that global mobile gaming revenues will exceed US$19 billion by 2009, even allowing for limited growth in the U.S. due to regulatory constraints. They also forecast that total revenues from mobile gaming for 2006 in Europe alone will exceed US$2.8 billion.

INTERACTIVE TV MARKET

Interactive TV enables two-way communications using a television as a display. Uses include entertainment, information retrieval, education and shopping. One of the consequences of the growth of Interactive TV is that interactive entertainment channels and services are becoming increasingly popular. These channels and services create new forms of revenue streams that are driven not exclusively from traditional advertising but primarily from the monetization of the interactivity, for example, paying to play games and wagering on games.

PARTICIPATING/SMS-TV

The convergence of wireless and TV technologies has enabled operators to embed additional program data (such as home audience mobile phone-based interaction) into live feeds or prerecorded programs.

SMS ("Short Message System") texting and other user interactions that can respond to or influence television programming have recently gained growing popularity. Entertainment, sports and fixed odds games are likely to drive demand for such services. The "getting the audience involved" experience lets viewers interact with one another or with content from regular shows, advertisements or fixed odds games by submitting messages that are displayed or accumulated on the television screen.

IVR and SMS interaction has been a significant success in Europe and Asia for several years. A growing share of SMS is channeled to the emerging world of participating TV due to the ongoing innovative and creative development of content enabling the usage of mobile text messaging with TV broadcast content.

The use of this technology for gaming is in its infancy, and the Company expects that its software and technology is likely to support the launch of this type of interactive gaming in the U.K.

OUR BUSINESS

PLAY-FOR-REAL

The Company currently provides five core solutions for play-for-real gaming: mobile gaming, interactive TV gaming, participating TV gaming, online gaming and multiplayer gaming.

MOBILE GAMING

To date, the most popular form of online gaming has taken place using the internet. We believe that the next significant progression is to transfer gaming solutions to mobile handsets, and this has already started to occur. One of the attractions of using mobile services to provide gaming includes high levels of penetration and a target market that is attractive and accessible to gaming operators. We provide interactive gaming solutions that are compatible with over 100 different mobile handsets, and are able to interface with Java, WAP and the BREW environments. In addition, our services provide security features including SSL-encrypted protocols and encryption keys. We can provide customers with a full suite of services or certain parts of these services and integrate them with the customers' existing back office and/or game engines. Our offering to our mobile gaming customers includes branded and white label front end, middleware and back office solutions. Our mobile gaming services include full applications residing on the handset and allow access to account management features, such as deposits and withdrawals.

Our current offerings to our mobile gaming operator customers include certain fixed odds games (such as roulette, dice, keno, hi-lo), virtual horseracing, casino games and exchange betting.

Our customers for our play-for-real mobile gaming solutions are based in the U.K. where fixed odds betting is permitted if conducted by a licensed bookmaker. We have entered into a revenue-sharing agreement with The Gaming Channel to provide fixed odds mobile games to The Gaming Channel's subscribers via mobile devices to provide to customers of Avago (an interactive gaming channel on SKY). This service was launched in November 2004 and is exclusively available on the Hutchison 3G network in the U.K. We have entered into a revenue-sharing agreement with Eurobet, which is a one of the largest book makers in the world, to provide fixed odds games via mobile devices. This service was officially launched in October 2005 and offers dice, keno, hi-lo and slots to existing Eurobet/Coral customers. We provide fixed odds games on mobile devices to Two Way Media (operator of the Winner Channel, an interactive gaming TV channel in the U.K.), under a revenue-sharing agreement. We have an agreement with Cosmotrade, which is the largest online gaming operator in South Africa to provide casino games in the U.K. and in Europe. Pursuant to the agreement, the Company shares revenues with Cosmotrade and also receives a license fee for its software and technology. We have entered into an agreement with Betfair, which is a largest exchange betting operator in the world to create and provide exchange betting solutions for mobile devices to be used by Betfair customers. The mobile betting service will be marketed to registered Betfair users, of which there are approximately 350,000, as well as to new customers. We will charge a monthly subscription fee to Betfair customers who use the mobile betting service. In addition, we share revenues generated from new Betfair users who adopt and use the mobile betting service.

INTERACTIVE TV GAMING

Interactive TV has proven itself to be an effective distribution channel for enabling gaming operators to reach their customers while in the comfort of their living rooms. We are able to integrate Interactive TV games with the largest middleware applications currently available (including OpenTV, PowerTV, Microsoft TV, Liberate and NDS Core). Depending on the customers' requirements, we can provide a full service solution, including ZoneITS server, frames and back office applications. Alternatively, the Company can provide only a part of these solutions for integration with customers' existing back office and/or games engines. Our solutions have been deployed by cable and satellite providers and are currently available in the U.K.

Our Interactive TV gaming offering currently consists of fixed odds games. Our multi-player Texas Hold'em Poker is the first and only poker game available for interactive TV globally.

We currently have agreements with The Gaming Channel (operator of the Avago channel on Sky TV [in the U.K.]) and Two Way Media (operator of the Winner Channel on Telewest and NTL in the U.K.), to provide interactive fixed odds games on TV on a revenue-sharing basis.

PARTICIPATING TV GAMING

We have developed technology that uses mobile text messaging, IVR lines and Java-based applications to bring interactive gaming to subscribers without a return path and enables the seamless delivery of interactive gaming services to analogue, digital, terrestrial, cable and satellite viewers without any reliance on the set-top box. The Company has filed a patent application in the U.K. based on this technology. The participating TV gaming service introduces an additional opportunity to generate returns from media content generating telephone and wireless data traffic. The games are broadcast as a video stream to a TV channel, and SMS/Java and IVR are the interactive delivery mechanisms that enable real betting during the broadcast. The broadcasting component integrated with the Company's server component offers an end-to-end solution. Integration of all fixed odds activities takes place on the back-end systems between the Company and the gaming operator's back office.

Our portfolio of applications for launching real gambling channels includes fixed odds games, all of which are stand-alone interactive applications or are overlaid on broadcast programs. Currently the Company offers fixed odds games (roulette, hi-lo, dice and keno) and racing (horse racing, motor racing and greyhound racing), and a new version of poker enabling, for the first time, TV viewers to play any version of poker for real money. In addition, it will enable TV viewers to participate in poker TV shows by betting during each hand on the results of the game.

We have signed an agreement with BT agilemedia, the U.K.'s leading provider of participation media services, to offer a range of Participation TV games for broadcasters, production companies and service providers. TV channels will be provided with live or pre-recorded programming allowing viewers three simple options - "play for a prize", "play for fun" or "place real bets". The games can be fully incorporated into original formats or simply played out under a TV channel brand. Viewers at home simply play the games by using the keypad on their home phone or mobile phone. Zone4Play will provide the gaming engine, the games and integration to television production systems. BT agilemedia will provide the IVR and SMS infrastructure, as well as the premium rate call and SMS revenue stream. The Company has also a revenue-sharing agreement with the Poker Channel which is shown on Sky Channel 265 in the U.K.

ONLINE GAMING

We provide end-to-end online gaming solutions, including branded and white label front end, middleware and back office solutions. Our solution includes full applications for casino and fixed odds games, scratch card services and multiplayer games.

We currently offer certain fixed odds games (roulette, hi-lo, dice and keno) to our online gaming customers.

We have agreements with TwoWay Media to provide fixed odds games, with Cosmotrade to provide an account management system and Pais, which is the Israeli national lottery, to provide a scratch card service.

MULTIPLAYER GAMING

We have developed a patent application currently pending with the U.S. Patent and Trademark Office for online multi player Blackjack tournament. Our new concept brings 24/7 availability to competitive blackjack players. The Zone4Play Blackjack Tournaments are single and multi table events where two to five players are seated at one multi player table to face off. The applications nature allows 24/7 Blackjack Online events. Players are not playing against the house - players compete against each other allowing the most skillful player to win it all.

GAMES OF FUN/SKILL

We currently offer play-for-fun gaming across a number of platforms. Play-for-fun games have been developed by the Company for the single and multiplayer markets. Current customers of the play-for-fun gaming packages include CSC Holdings, NDS, Two Way Media, LodgeNet, CTE, RCN, Chello, and O2.

We intend to focus an increasing share of our resources on our solutions for mobile gaming, participating TV gaming and Interactive TV gaming.

DEPENDENCE ON FIVE CUSTOMERS

In 2005, we derived approximately 79% of our revenues from five major customers:
The Gaming Channel (24%); Two Way TV Australia (19%); Two Way Media (14%); CTE (11%); and NDS (11%). Our revenues from CTE were derived from one-time license fees.

OUR STRATEGY

Our aim is to strengthen our position as a developer of gaming technology to the mobile, Interactive TV, participating TV and internet markets. The development of a diversified portfolio of high quality, innovative applications is critical to the business. We intend to:

o LAUNCH MULTIPLAYER BLACKJACK TOURNAMENTS. Our new solution is intended to enable gaming operators to supply their users with a scalable multiplayer service, based on the Company's technologies.

o DEVELOP INNOVATIVE APPLICATIONS. We continue to devote significant resources to the development of high-quality, innovative applications and work with skilled content developers. As the interactive gaming landscape continues to evolve, we intend to extend our cross-platform solutions to accommodate advancements in network and device technology.

o EMPHASIZE OUR BRANDED TECHNOLOGY. We intend to broaden our applications to enhance the end user's experience, thereby offering our customers (e.g. mobile phone networks) the opportunity to increase their subscribers satisfaction, leading to a reduction in subscriber churn.

o ESTABLISH A LEADING HOSTED ENVIRONMENT. We intend to leverage our cross-platform capabilities to develop a hosted environment that will allow customers to offer their subscribers the opportunity to participate in multiplayer games with subscribers from other customers and on other platforms. We believe that this approach will draw subscribers to the multiplayer community by offering an established player base even to new customers' subscribers.

o EMPHASIZE OUR BUSINESS MODEL. We continue to highlight the revenue-share model's collaborative features for our customers. We believe that the revenue-share model incentivizes our customers to upgrade and enhance the capabilities of their applications.

o FACILITATE DISTRIBUTION AND SUPPORT. We continually promote all of our products in their relevant markets to enable the best market penetration and customer support. We place emphasis on getting the product right and supporting the product with the correct combination of technology, distribution and support.

OUR COMPETITIVE STRENGTHS

We believe that our competitive strengths include:

o PROPRIETARY, AWARD-WINNING TECHNOLOGY AND COMMITMENT TO RESEARCH AND DEVELOPMENT. We invest in research and development to create applications and technologies that incorporate the advanced capabilities of next-generation networks. We have developed proprietary technologies that enable us to distribute our solutions across different platforms. We offer our cross-platform technologies through revenue-sharing arrangements with our customers. The cross-platform nature of our technologies allows us to remain neutral to the network choices made by our customers, and enables our customers to reach a larger number of subscribers. We have patent pending proprietary multiplayer blackjack product and a patent-pending participating TV solution.

o CUSTOMER RELATIONSHIPS AND DISTRIBUTION CHANNELS ACROSS MULTIPLE PLATFORMS. Service providers are our primary customers and the distributors of our applications. Over the past two years, we have established agreements to distribute our applications through major wireless operators, Internet service providers, and cable and satellite companies. We believe that we are able to build our distribution channels as a result of our focus on customer service, the quality of our applications and our ability to deploy those applications on a broad range of devices and networks. We believe that the time and difficulty involved in building a global distribution channel represents a significant barrier to entry for our potential competitors. We are first to market position in the participating TV gaming market and have an early mover in the mobile gaming and in the online multiplayer application market.

o DIVERSE PORTFOLIO OF ORIGINAL AND LICENSED PROPERTIES. We publish a diverse portfolio of interactive entertainment applications. Our applications span multiple categories and are based on intellectual property that we create and own, and well-established brands that we license from third parties. We believe that our approach to develop branded content for our platform has broad customer appeal and reduces our reliance on any particular application. In addition to introducing new applications, we continuously update our existing applications to take advantage of enhanced functionality of new media platforms.

o RECURRING REVENUE-GENERATING BUSINESS MODEL. Our business strategy emphasizes the collaborative nature of our approach to customers. We prefer to enter into revenue-share agreements with our customers, rather than license our technology. We believe this approach will continue to generate revenue long after the technology's initial release. The market data we collect from sales and usage of our applications also provides us with valuable insight into carrier and subscriber preferences and guides the development of future application.

OUR PRODUCTS AND TECHNOLOGY

We currently provide four layers of technology enabling the full range of services required to supply gaming solutions across multiple platforms. The four layers include: back office, game engines, middleware and front-end solutions. Customers can select the full solution from front end to back office, or can select a part of the service which is then integrated with their existing offering.

BACK OFFICE - ZONEMAS

Our strategy is to provide gaming operators with all the software tools they need to deploy gaming services to their customers in the most efficient and lucrative manner. Whether connecting to existing enterprise operations or starting from scratch, the Company's ZoneMAS is a robust, highly secure and cost-effective back-office suite that is specially designed to cater to the dynamic needs of gaming operators.

ZoneMAS is an advanced cross-platform back-office system that enables the delivery of betting services on numerous interactive platforms such as the internet, mobile, iTV, and broadcast TV, using a one-time registration process and a single account. ZoneMAS supports fixed odds games, lottery games, number games, bingo games and more. ZoneMAS is a cross-platform solution designed to meet these unique requirements. ZoneMAS includes advanced marketing and advertising tools, including a bonus system mechanism, VIP system, customer retention system, lifetime value mechanism, tournament systems, data mining and an in-house affiliation system.

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

GAME ENGINES

The game engine is responsible for the gaming operations and includes the rules and logic of each game. The game engine includes a random number generator, gaming statistics, odds and other characteristics that enable gaming operations. Information from the game engine is displayed on the front end device that serves as an application program interface (API). The game engine operates as a separate server and communicates with the communications manager and the back office. The game engine can function as a single player server or as a multiplayer server.

o STAND-ALONE GAMES SERVER. This server's function is to manage the game logic of fixed-odds betting. The server supports the installation of games in a uniform protocol to connect with the back-office and different customers' interfaces. We developed several game engines for roulette, dice, keno, hi-lo, slots, bingo-keno, horse racing and more which have been successfully deployed for several years at different clients. The server also supports installation of games developed by third parties.

o MULTI-PLAYER GAMES SERVER. This server controls the multi-player games developed by us. The server operates two types of games: games where several players play against each other, like poker, and the server manages the game tables and the tournaments; and games where drawings take place every few minutes and can be observed by all participants, such as SMS TV.

MIDDLEWARE TECHNOLOGIES

We provide two middleware servers: ZoneITS, an interactive terminal server, and MIXTV, a broadcast video server.

o ZONEITS. ZoneITS is a designated server that is located on the customer's network and handles all incoming requests from mobile handsets, such as subscriber registration, access to applications and all Java-enabled interactivity. The server's architecture enables reliance on a single uniform protocol between the mobile client and terminal. The server is specifically designed to manage updated versions of handsets by providing information about the client's memory status and other resources. This allows all monitoring and repairs to take place in the server environment which eliminates the need for changing the basic code on the Java client. The architecture is designed to increase security and create an additional buffer between the client and the server, making the content transferred between mobile clients and the terminal uniformly encrypted. While no system is completely secure, the Company has devised numerous security measures designed to assist in the prevention of fraudulent activity and unauthorized access to its systems. We work on a four tier security protocol including obfuscation software (to deter copying of the software), protocol encryption, client server monitoring, firewalls and logging protections.

o MIXTV. Our products include games and virtual community tools to broadcast live. Our solutions are predominantly designed as mass-multiplayer games, with no limit to the number of players at one given moment. A wide spread audience can play the same game throughout as many platforms as the channel is deployed on. As these applications are video-streamed, they run on a number of different broadcast networks: analogue, digital, terrestrial, cable and satellite. This new patent-pending technology uses mobile text messaging to bring interactive gaming communities to subscribers without a return-path and creating a virtual community around the channel. The delivery of participating/SMS-TV requires a suite of software and hardware that delivers multi-mode solutions for broadcasters and other application service providers, by integrating into the existing infrastructure of both the broadcaster's control room and the operator's communications networks. The system comprises two main components, MIXTV Entertainment Server and MIXTV Director, that are together responsible for running the interactive solution, collecting the audience input and delivering all of the data as a video stream onto the television screen.

FRONT END

Front end solutions have been developed for Interactive TV, mobile, internet and participating/SMS-TV. The front end solution includes all of the customer interface applications and is essentially the game the customers see on their televisions, computers or mobile phones.

RESEARCH AND DEVELOPMENT

We strive to develop the latest software and technology for the gaming market, and accordingly over 80% percent of our employees are involved in research and development. Research and development expenses for 2004 and 2005 were approximately US$1,347,960 and US$2,549,635, respectively, which represents approximately 53 percent and 54 percent of the Company's total operating expenses for 2004 and 2005, respectively. We believe that research and development is one of the key reasons for our success and is crucial to our future prospects and it is our intention to continue to invest heavily in research and development in order to enhance our existing solutions and launch new products into the gaming market.

COMPETITION

The interactive gaming applications market is highly competitive and characterized by frequent product introductions, new technologies and evolving platforms. As demand for applications continues to increase, we expect new competitors to enter the market and existing competitors to allocate more resources to develop and market their applications. As a result, we believe competition in the interactive gaming market will intensify. The current and potential competition in the interactive gaming applications market includes major media companies, traditional video game publishing companies, service providers in interactive mobile, TV and internet markets, software applications providers, content aggregators and other pure-play interactive entertainment companies. Larger and more established companies are increasingly focused on developing and distributing wireless applications that directly compete with us. In addition, we expect that online gaming companies will themselves continue to develop applications that allow their products and services to be available on new distribution platforms.

o MOBILE. We compete with wireless content aggregators, who combine applications from multiple developers (and sometimes publishers) and offer them to carriers or through other sales channels. We generally differentiate ourselves in several key respects by funding development, providing design input and quality assurance for our applications, and owning the application copyright and thereby increasing revenues from application sale. We consider the primary competitors in the wireless market to be Chartwell Technologies, Boss Media, Micro Gaming, Phantom Fiber, Probability Games and Mfuse.

o INTERACTIVE TV. Currently, we consider the primary competitors in the Interactive TV market to be Visiware (provider of Interactive TV solutions), Pixel Technologies (provider of gaming solutions), Yoomedia (U.K.- based interactive entertainment provider), Static2358 (gaming applications developer of the OpenTV platform and owner of the "PlayJam" gaming channel), Visionik (developer of front end gaming graphics and presentation layers to the end user) and Betting Corp. (which develops server and gaming engines).

o INTERNET. There are numerous competitors in the internet market and we consider the primary competitors in the internet service provider market to be online gaming sites and outsourcing providers, such as Boss Media, Cryptologic, Orbis, Microgaming, RTG and Playtech. Many of these companies have their own in-house software developers and some have significantly greater capital resources and personnel than the Company.

o PARTICIPATING TV. There currently are no competitors according to our knowledge that are in the field of participating TV gaming.

INTELLECTUAL PROPERTY

We own the key intellectual property rights in the software developed for use in our operations. We rely on the protection of trade mark, copyright and trade secret laws, contractual obligations and license agreements with our employees, customers, partners and others to protect our proprietary rights.

In order to protect our trademarks, we have registered "Zone 4 Play" as a trade mark in the U.S. in respect of computer games software. We have also made application for a U.S. trademark for "MIX TV."

We have also applied for patent protection in relation to our participating solution and the methodology of our multiplayer blackjack products, and these applications are currently being processed.

o On January 25, 2005, we filed a U.K. patent application entitled "Broadcasted Games".

o On June 24, 2005, we filed a U.S. utility patent application entitled "Multiplayer Card Tournaments and Methods."

o On December 22, 2005, we filed a U.K. patent application entitled "Face up Holdem" which provides fixed odds wagering that employs computer-generated card dealings and automatically calculates the odds associated with each computer generated hand (CGH) to win a broadcasted poker game.

GOVERNMENT REGULATION

Gaming regulations are based on policies that are concerned with, among other things: the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming; the establishment and maintenance of responsible accounting practices and procedures; the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the governing jurisdictions; the prevention of cheating and fraudulent practices; and the provision of a source of government revenue through taxation and licensing fees.

The online gambling industry is heavily regulated and suffers from a lack of standardized gaming legislation and ad hoc application of existing legislation. Very few jurisdictions have modern laws that specifically apply to the interactive mediums in which people are currently wagering, and the applicability of these laws is frequently unclear. Reports indicate that there are approximately 1,700 Internet gambling sites, and there are indications that increased consolidation might balance against a significant increase in this number.

The following classifications can be applied to jurisdictions and their approach to interactive gambling:

o Jurisdictions that permit online bookmaking and casino services if properly licensed. In these cases, licensees are obliged to pay some form of taxation. Over 70 global jurisdictions currently regulate or tolerate one or more types of online gambling, mainly Internet gambling (e.g., the U.K., various Caribbean and Central American jurisdictions and others).

o Jurisdictions that neither license nor tax bookmaking and gambling services but where enforcement is lax.

o Jurisdictions that prohibit online gambling and attempt to enforce their laws. Online gambling is prohibited in most countries.

U.S. GAMBLING REGULATION

UNITED STATES

Gaming activities are strictly regulated in the United States. The U.S. Department of Justice maintains that it is illegal to operate an Internet or Interactive TV gambling service within the U.S., and also that it is illegal for an offshore gambling service to accept bets from U.S. citizens. Many states in the U.S. also prohibit online gambling. Play-for-fun games are legal to play (e.g., kids, trivia, and parlor, arcade and sports games). These may be played through iDTV channels/portals, mobile devices or the Web on a subscription fee basis. In addition, many states permit online "games of skill" although there is significant ambiguity as to which games fall into this category.

EUROPE AND ASIA PACIFIC (APAC) REGULATION

Currently no European country, other than the U.K., allows on-line gambling. Sports betting is widespread, however, and many governments operate online lotteries. Revenues from sports betting are rapidly increasing and analysts forecast that it will eventually drive governments to follow the U.K.

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

U.K. REGULATION OF ONLINE GAMING

The Gambling Bill, introduced to the U.K. Parliament on October 18, 2004, received Royal Assent in April 2005 and became the Gambling Act 2005. Although full implementation of its provisions is unlikely to occur for 12 to 18 months, the Gambling Act 2005, when brought into force, will introduce a new regulatory environment in the U.K. for both online betting and gaming, and establishes the Gambling Commission, which will replace the existing Gaming Board and will have extensive investigative and punitive powers. The Gambling Act 2005 modernizes gambling laws and brings new forms of gambling under regulation, including provisions relating to "remote gambling", which includes gambling over the internet, telephone, TV, radio or any other kind of communication technology. Any operator of a remote gambling system must obtain a remote operating license. There is no regulation or requirement for a remote gambling license where an operator does not use any remote gambling equipment (such as its server hardware) in the U.K., even if the facilities are partly or wholly used in the U.K. However, the Gambling Act 2005 also places licensing requirements on the providers of software to be used in online gambling operations. Broadly, under section 41 of the Gambling Act 2005, an offense is committed if, in the course of business, a person "manufactures, supplies, installs or adapts" computer software for use in connection with remote gambling other than in accordance with an operating license. Without further clarification, this section could further suggest that an operator based outside the U.K. may need to be licensed in order to provide its customers with the software necessary to take advantage of its services.

Currently, the British government regulates fixed odds betting for real money, which are non-casino games where the player uses no skill and the player's intervention is once in each game. Fixed odds games can be played online through interactive TV channels/portals, mobile devices and the Internet. The games include sports betting applications (e.g., forms submission, line balancing and sports games like virtual horse racing) and a number of fixed odds games (e.g. bingo, keno, hi-lo, slot machines, etc.).

We have been granted a U.K. bookmaker license to operate fixed odds games.

EMPLOYEES

We currently employ 56 employees, all of whom work full-time. None of our employees are covered by a collective bargaining agreement. We consider our relations with our employees to be good.

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

OUR BRIEF OPERATING HISTORY MAKES OUR FUTURE SUCCESS UNCERTAIN.

We have a brief operating history. In 2001, we began our business of developing, commercializing and marketing games software and technologies. We are continuing to develop our business, enhance and extend our product suite and build our organization. Our brief operating history makes our success uncertain. As a result of our brief operating history, it is difficult to accurately forecast our revenues, and we have limited meaningful historical financial data upon which to base planned operating expenses and new business revenue.

WE HAVE INCURRED LOSSES SINCE OUR INCEPTION, AND THERE IS NO ASSURANCE THAT PROFITABLE OPERATIONS, IF ACHIEVED, CAN BE SUSTAINED.

We have not yet realized a profit, and we do not expect to be profitable in the near future. We cannot assure you that we will ever achieve profitability. At December 31, 2005, we had an accumulated deficit of $6,923,043. We expect to incur substantial costs that may not be offset by increased revenues. These costs include the following: continued brand development, marketing and other promotional activities; continued product development, upgrading and maintenance of our software; increased administrative costs related to infrastructure and business support systems, the expansion of our product offerings and the continued enhancements to our technologies; and development of strategic business relationships.

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

WE HAVE FINANCED OUR OPERATIONS PRIMARILY THROUGH THE SALE OF EQUITY SECURITIES AND MAY BE UNABLE TO CONTINUE TO DO SO.

Since inception through December 31, 2005, we have incurred a cumulative deficit of $6,923,043 and have raised net proceeds from the sale of equity securities of approximately $6,020,588. We may need to continue to finance our operations with the sale of equity securities. If we do so, our shareholders will experience dilution to their percentage interest in the Company, which may be substantial, and the new equity securities may have rights, preferences or privileges senior to those of existing holders of our shares of common stock. For example, in March 2006, we raised an aggregate of $6,520,000 through the sale of 8,234,485 units comprising of one share of our common stock and one warrant , to certain accredited investors. If we unable to obtain future financing, we may have to substantially curtail or cease operations or find a merger partner on terms which, if available at all, may be unfavorable.

WE DERIVE A SIGNIFICANT PORTION OF OUR REVENUES FROM A LIMITED NUMBER OF CUSTOMERS.

In, 2005, we derived approximately 79% of our revenues from five major customers: The Gaming Channel (24%); Two Way TV Australia (19%); Two Way Media (14%); CTE (11%); and NDS (11%). . The loss of business from any of these customers would materially adversely impact our revenues.

MOBILE GAMING, INTERACTIVE TV GAMING AND PARTICIPATING TV GAMING ARE NEW PLATFORMS AND MAY NOT GAIN POPULARITY.

The market for the Company's products and platforms on which they operate may not grow. Consumer behavior may change and consumers may lean towards technologies and/or leisure activities which are not within the Company's sphere of activity.

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

WE ARE EXPOSED TO FLUCTUATIONS IN CURRENCY EXCHANGE RATES.

A significant portion of our business is conducted outside the United States. Although a majority of our revenues are transacted in U.S. Dollars, we are exposed to currency exchange fluctuations in other currencies such as the British pound and the New Israeli Shekel .Moreover, a portion of our expenses in Israel and UK are paid in Israeli currency (NIS) and pounds, which subjects us to the risks of foreign currency fluctuations. Our primary expenses paid in NIS are employee salaries and lease payments on our Israeli facilities. In the future, we may use derivative instruments in order to minimize the effects of currency fluctuations, but any hedging positions may not succeed in minimizing our foreign currency fluctuation risks.

A NEWLY ADOPTED ACCOUNTING STANDARD THAT REQUIRES COMPANIES TO EXPENSE EMPLOYEES SHARE BASED COMPENSATION BASED ON FAIR MARKET VALUE WILL RESULT IN A DECREASE IN OUR EARNINGS AND OUR STOCK PRICE MAY DECLINE.

The Financial Accounting Standards Board ("FASB") issued in December 2004 Statement of Financial Accounting Standard No. 123(R) which revised the previously proposed accounting standard that will eliminate the ability to account for employees share-based compensation transactions using the intrinsic method that we currently use and generally would require that such transactions be accounted for using a fair-value-based method and recognized as an expense in our consolidated statement of income. We will be required to record compensation expense for the unvested portion of previously granted awards that remain outstanding on the date of adoption of the new accounting standard based on their fair market value. We are required to implement the new standard no later than January 1, 2006. Currently, we generally only disclose such expenses on a pro forma basis in the notes to our annual consolidated financial statements in accordance with accounting principles generally accepted in the United States. The adoption of this new accounting standard will have an impact on our results of operations as our reported earnings may decrease. Our stock price could decline in response to the perceived decline in our reported earnings. Furthermore, if we reduce or alter our use of stock-based compensation to minimize the recognition of these expenses or if we are unable to introduce alternative methods of compensation, our ability to recruit, motivate and retain employees may be impaired, which could put us at a significant disadvantage in the employee marketplace relative to our competitors.

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

INTELLECTUAL PROPERTY CLAIMS AGAINST US CAN BE COSTLY AND COULD IMPAIR OUR BUSINESS.

We believe that our products and technology do not infringe patents or other proprietary rights of third parties. There can be no assurance however that third parties will not claim that our current or future products infringe such rights of third parties. We expect that software developers will increasingly be subject to such claims as the number of products and competitors providing games software and services grow and overlap occur. Any such claim, with or without merit, could result in costly litigation or require us to enter into royalty or licensing agreements in order to obtain a license to continue to develop and market the affected products. There can be no assurance that we would prevail in any such action or that any license (including licenses proposed by third parties) would be made available on commercially acceptable terms, if at all. If we become involved in litigation over proprietary rights, it could consume a substantial portion of our managerial and financial resources, which could have a material adverse effect on our business and financial condition.

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

WE MAY NEED TO CHANGE THE MANNER IN WHICH WE INTEND TO CONDUCT A PORTION OF OUR BUSINESS IF GOVERNMENT REGULATION INCREASES.

A portion of our business involves the licensing of software used to conduct games-for-pay, or gambling the Internet and otherwise. The regulation of the gambling industry is complex, intensive and constantly changing. The adoption or modification of laws or regulations relating to Internet gambling could adversely affect the manner in which we currently conduct this portion of our business. Many countries are currently struggling with issues surrounding Internet gambling. More specifically, they are considering the merits, limitations and enforceability of prohibition, regulation or taxation of wagering and games transactions that are transacted over the Internet. There are significant differences of opinion and law. In addition, the growth and development of the market for online commerce may lead to more stringent consumer protection laws that may impose additional burdens on us. Laws and regulations directly applicable to games, communications or commerce over the Internet are becoming more prevalent.

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

We are not aware of any regulations or laws that prohibit the development and the licensing of Internet games software that may potentially be used in violation of applicable statutes. It is possible that our planned activities, even though we currently do not operate Internet casinos or otherwise directly engage in the gambling business, may be alleged to violate an applicable statute based on an interpretation of the statute or based on a future change of law or interpretation or enforcement policy. Such allegations could result in either civil or criminal proceedings brought by governmental or private litigants. As a result of such proceedings, we could incur substantial litigation expense, fines, diversion of the attention of key employees, and injunctions or other prohibitions preventing us from engaging in various anticipated business activities. Such an outcome would have a material adverse effect on our business and our results of operations.

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

THE LOSS OF OUR KEY MANAGEMENT PERSONNEL MAY ADVERSELY AFFECT OUR BUSINESS.

We depend on a relatively small number of key employees, including Shimon Citron, our Chief Executive Officer, Gil Levy, our Vice President of Research and Development, and Shachar Schalka, our Chief Technology Officer, the loss of any of whom could have an adverse affect on the financial performance of our business. Even though we have employment agreements with certain of these individuals, we cannot assure you that they will continue their service with the Company. We currently maintain key-man life insurance on our key personnel.

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

Our officers, directors and founding shareholders own approximately 21% of our issued and outstanding stock. We do not have cumulative voting in the election of directors. Thus, purchasers of our common stock may not be able to affect the election of any directors to our Board of Directors.

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

We presently have 32,304,448 shares of common stock and no shares of preferred stock issued and outstanding. Since we did not conduct a conventional initial public offering, there are no contractual lock-up restrictions on the sale of our outstanding common stock. Virtually all of our outstanding common stock is freely tradable pursuant to resale registration statements or pursuant to Rule 144 under the Securities Act. The possibility that substantial amounts of outstanding common stock may be sold in the public market ("market overhang") may adversely affect prevailing market prices for our common stock. This could negatively affect the market price of our common stock and could impair our ability to raise additional capital through the sale of equity securities.

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

ITEM 2. DESCRIPTION OF PROPERTY

On August 31, 2004, we entered into an agreement to lease premises located at Atidim Park in Tel-Aviv, Israel. This location consists of approximately 7,500 square feet of office space and the rent is approximately $7,500 per month, as of December 31, 2005. The term of this lease is for five years beginning December 1, 2004. The rent on this property increases once every 12 months by 5% of the space rate ($0.70 per sq/ft). We do not own or lease any real property elsewhere.

ITEM 3. LEGAL PROCEEDINGS

We are not currently a party to, nor is any of our property currently the subject of, any pending legal proceeding. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders in the last quarter of our fiscal year ended December 31, 2005.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET FOR OUR SECURITIES

Our common stock began quotation on the Over-the-Counter Bulletin Board during the third quarter of 2003, and is currently quoted under the symbol "ZFPI.OB." The following sets forth the high and low bid quotations for the common stock as reported on the Over-the-Counter Bulletin Board for each quarter in the last two fiscal years. These quotations reflect prices between dealers, do not include retail mark-ups, markdowns, and commissions and may not necessarily represent actual transactions. The prices are adjusted to reflect all stock splits.

                                                        HIGH          LOW
                                                       -----         -----
FISCAL YEAR ENDED DECEMBER 31, 2005
First Quarter Ended March 31, 2005                     $1.84         $1.74
Second Quarter Ended June 30, 2005                     $1.65         $1.48
Third Quarter Ended September 30, 2005                 $1.20         $1.10
Fourth Quarter Ended December 31, 2005                 $0.70         $0.68

FISCAL YEAR ENDED DECEMBER 31, 2004
First Quarter Ended March 31, 2004                     $1.13         $0.60
Second Quarter Ended June 30, 2004                     $1.08         $0.35
Third Quarter Ended September 30, 2004                 $0.95         $0.51
Fourth Quarter Ended December 31, 2004                 $1.72         $0.83

----------

As of March 31, 2006, there were 80 stockholders of record of our common stock.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion and analysis should be read in conjunction with the audited financial statements and notes thereto included elsewhere in this annual report. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the present assessment by our management.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles (U.S. GAAP).

This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those anticipated in these forward-looking statements. See "Cautionary Note Regarding Forward-Looking Statements" elsewhere in this annual report.

OUR BUSINESS

We are a software and technology developer and provider to companies that service the interactive gaming industry, delivering cross-platform systems that are built for mass participation gaming over mobile devices, TV and the internet. Our software provides and supports play-for-fun and play-for-real interactive games (currently such play-for-real gaming solutions are only provided in the United Kingdom where fixed odds gaming are permitted by licensed bookmakers).

We enter into license and/or revenue-sharing agreements with our customers under which the customers use our software and technology to offer games to their subscribers and pay us a fixed fee and/or a percentage of the net revenues generated from those games.

We devote substantially all of our efforts toward conducting research, development and marketing of our technology. In the course of these activities, we have sustained operating losses and expect such losses to continue in the foreseeable future. To date, we have not generated sufficient revenues to achieve profitable operations or positive cash flow from operations. On December 31, 2005, we had a working capital deficit of $20,093 and an accumulated deficit of $6,923,043. There is no assurance that profitable operations, if ever achieved, will be sustained on a continuing basis. During the year ended December 31, 2005, we derived 79% of our revenues from five major customers.

We refer in this discussion to the fiscal years ended December 31, 2005 and December 31, 2004, as "2005," and "2004," respectively.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

Our significant accounting policies are discussed in Note 2 of the notes to the consolidated financials statements, "Significant Accounting Policies", included elsewhere in this annual report.

Impairment of Long-Lived Assets:

Our long-lived assets are reviewed for impairment in accordance with Statement of Financial Accounting Standard No. ("SFAS") 144, "Accounting for the Impairment or Disposal of Long- Lived Assets" ("SFAS No. 144") whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value. As of December 31, 2005, no impairment losses have been identified.

REVENUE RECOGNITION

We account for revenues from software applications agreements in accordance with Statement of Position 97-2, "Software Revenue Recognition", as amended ("SOP 97-2"). The revenue from license fees is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, no significant obligations with regard to implementation remain, the fee is fixed or determinable and collectibility is probable.

SOP 97-2 specifies that extended payment terms in a licensing arrangement may indicate that the license fees are not deemed to be fixed or determinable. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer unless collection is not considered probable then revenue is recognized as payments are collected from the customer, provided that all other revenue recognition criteria have been met.

Revenues from software licenses that require significant customization, integration and installation are recognized in accordance with Statement of Position 81-1, "Accounting for Performance of Construction - Type and Certain Production Type Contracts" ("SOP 81-1"), using contract accounting on a completed contract method. After delivery, if uncertainty exists about customer acceptance of the software, license revenue is not recognized until acceptance. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are first determined, in the amount of the estimated loss on the entire contract. As of December 31, 2005, no such estimated losses were identified.

We're entitled to royalties from revenue sharing arrangements upon sublicensing of our products to end-users. Royalties from revenue sharing arrangements are recognized when such royalties are reported to us.

FOREIGN CURRENCY

Our revenues are generated in U.S. dollars ("dollar"). In addition a substantial portion of our costs are incurred in U.S. dollars. Our management believes that the dollar is the primary currency of the economic environment in which we are operate. Thus, our functional and reporting currency and certain of our subsidiaries is the U.S. dollar.

Accordingly, monetary accounts maintained in currencies other than the dollar are remeasured into U.S. dollars in accordance with SFAS No. 52, "Foreign Currency Translation" ("SFAS No. 52"). All gains and losses of the remeasurement of monetary balance sheet items are reflected in the consolidated statements of operations as financial income or expenses as appropriate.

The financial statements of Zone4Play (UK) Limited, whose functional currency has been determined to be its local currency, have been translated into dollars. All balance sheet amounts have been translated using the exchange rates in effect at each balance sheet date. Statement of operation amounts have been translated using the average exchange rate prevailing during the period. The resulting translation adjustments are reported as a separate component of accumulated other comprehensive income (loss) in shareholder's equity (deficiency).

ACCOUNTING FOR STOCK-BASED COMPENSATION:

Until January 1, 2006, The Company elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Options Issued to Employees" ("APB 25") and FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN 44") in accounting for its employee stock options plans. Under APB 25, when the exercise price of the Company's stock option is less than the market price of the underlying stock on the date of grant, compensation expense is recognized. Pro forma information regarding the Company's net income (loss) and net earnings (loss) per share is required by SFAS No. 123, "Accounting for Stock-Based Compensation", as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 123") and has been determined as if the Company had accounted for its employee stock options under the fair value method prescribed by SFAS No. 123.

ACCOUNTING FOR INCOME TAXES

Significant judgment is required in determining our worldwide income tax expense provision. In the ordinary course of a global business, there are many transactions and calculations where the ultimate tax outcome is uncertain. Some of these uncertainties arise as a consequence of cost reimbursement arrangements among related entities, the process of identifying items of revenue and expense that qualify for preferential tax treatment and segregation of foreign and domestic loss and expense to avoid double taxation. Although we believe that our estimates are reasonable, the final tax outcome of these matters may be different than the one which is reflected in our historical income tax provisions and accruals. Such differences could have a material effect on our income tax provision and net income (loss) in the period in which such determination is made.

Our accounting for deferred taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"), involves the evaluation of a number of factors concerning the realization of our deferred tax assets. In concluding that a valuation allowance is required, we primarily consider such factors as our history of operating losses and expected future losses in certain jurisdictions and the nature of our deferred tax assets. Management currently believes that it is more likely than not that the deferred tax regarding the carry forward of losses and certain accrued expenses will not be realized in the foreseeable future.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS:

On December 16, 2004, the Financial Accounting Standards Board issued Statement No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)"), which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123 permitted, but did not require, share-based payments to employees to be recognized based on their fair values while SFAS 123(R) requires all share-based payments to employees to be recognized based on their fair values. SFAS 123(R) also revises, clarifies and expands guidance in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods. The new Standard will be effective for us in the first fiscal year beginning after January 1, 2006. The impact of the adoption of SFAS 123(R), related to future grants, cannot be predicted at this time, as it depends on levels of share-based payments for future grant. However, related to previous grants, had we adopted SFAS 123(R) in prior periods, the impact of that Standard would have approximated the impact of SFAS 123, as described in the disclosure of the pro forma net income (loss) and net earnings (loss) per share in Note 2i to the consolidated financial statements.

In March 2005, the Securities and Exchange Comission released SEC Staff Accounting Bulletin No. 107, "Share-Based Payment" ("SAB 107"). SAB 107 provides the SEC staff's position regarding the application of SFAS 123R and contains interpretive guidance related to the interaction between SFAS 123R and certain SEC rules and regulations, and also provides the SEC staff's views regarding the valuation of share-based payment arrangements for public companies. SAB 107 highlights the importance of disclosures made relating to the accounting for share-based payment transactions. We are currently reviewing the effect of SAB 107; however, we believe that SAB 107 will not have a material effect on our financial position, results of operation or cash flows.

In May 2005, the FASB issued SFAS No. 154 ("SFAS 154"), "Accounting Changes and Error Corrections", a replacement of APB No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements". SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. APB No. 20 previously required that most voluntary changes in accounting principles be recognized by including in net income for the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 requires retroactive application to prior periods' financial statements of a voluntary change in accounting principles unless it is impracticable. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2005 COMPARED TO YEAR ENDED DECEMBER 31, 2004

Our current financial statements reflect MIXTV Ltd.'s revenue and losses for 2005. MIXTV Ltd. was formed by us and Netfun Ltd. in June 2004, and we owned 50.1% of it until April 27, 2005, the date on which we increased our ownership percentage of the issued and outstanding share capital of MIXTV Ltd. to 100% and therefore only its revenue and losses since the date of its formation have been reflected in the Company's financial statements for 2004.

REVENUES AND COST OF REVENUES

Total revenues for 2005 increased by 38% to $1,062,420 from $768,624 in 2004. Revenues from sales of software applications for 2005 increased by 86% to $1,062,420 from $572,624 in 2004. Revenues from sales of software applications to related parties decreased to $0 in 2005 compared to $196,000 in 2004. The increase in revenues from software applications was due to new contracts such as Two Way TV Australia, Two Way Media Limited and Winner.com (UK) Ltd., and to an increase in penetration with our existing customers such as NDS Limited and CSC Holdings Inc. (Cablevision). Revenues from revenue share increased by 27% to $629,392 from $494,121 in 2004. Also during 2005, we had license revenues from our customers, such as Cablevision, Commonwealth Telephone Enterprises Inc.
(CTE) (to which we supplied internet packages for play-for-fun), and Cosmotrade investments Ltd., which we did not have in 2004.

Cost of revenues for 2005 increased by 134% to $299,958 from $127,944 for 2004. Gross profit increased by 19% for 2005 to $762,462 from $640,680 in 2004. The increase in the cost of revenues is attributable to amortization of the technology which was acquired on April 2005 by acquiring the minority shares in our SMS-TV subsidiary, MIXTV Ltd. offset by the fact that in 2004 there were revenues generated from related party transactions that have not been repeated, nor have any costs been incurred in connection with such revenues, in 2005

RESEARCH AND DEVELOPMENT

Research and development expenses for 2005 increased by 89% to $2,549,635 from $1,347,960 for 2004. The increase is primarily attributable to the our new projects in the United Kingdom and the United States, which involve adapting our software to new systems and platforms (ITV, mobile internet, and SMS-TV by our subsidiary MIXTV Ltd.), recruitment of employees, subcontractors' expenses, increased general and administrative expenses allocated to the research and development department due to its growth, and to amortization of deferred compensation related to options which were granted to the relevant employees in December 2004.

SALES AND MARKETING

Sales and marketing expenses for 2005 increased by 43% to $867,473 from $607,511 for 2004. The increase in sales and marketing expenses is primarily attributable to marketing efforts made mainly in the United Kingdom and the United States using our Israeli-based team. Sales and marketing expenses consist mainly of labor costs, trade shows, travel expenses to the United Kingdom and the United States, and amortization of deferred compensation related to options which were granted to the relevant employees in December 2004.

GENERAL AND ADMINISTRATIVE

General and administrative expenses for 2005 increased by 132% to $1,308,735 from $565,190 for 2004. The increase in general and administrative expenses is primarily attributable to recruitment of employees, additional legal and audit expenses associated with being a reporting company in the U.S. expenses in relation to the possible admission of our shares to trade on AIM, a market operated by the London Stock Exchange plc, non-cash investor relations expenses and amortization of deferred compensation related to options which were granted to the relevant employees in December 2004, and to non-employees directors, which were granted on March 2005.

NET FINANCIAL EXPENSES

Financial expenses, net for 2005 decreased by $40,802 to $94 from $40,896. The decrease in the financial expenses is primarily attributable to interest income generated from bank deposits offset by bank fees and exchange rates between the U.S. dollar and the NIS and the British pound.

NET LOSS AND NET LOSS PER SHARE

We incurred a net loss of $3,965,735 ($0.169 per share) in 2005 compared to a net loss of $1,920,877 ($0.102 per share) in 2004. The increased net loss is primarily attributable to our increased operating expenses. Our weighted average number of shares of common stock outstanding at December 31, 2004 was 18,831,765 shares versus 23,524,407 shares at December 31, 2005. The increase is mainly attributable to issuance of 2,659,998 shares of our common stock which were sold on a private placement in January 2005, to the issuance of 100,000 shares of our common stock which were issued to service provider pursuant to consulting contract, and to issuance of 625,000 shares of our common stock to Netfun Ltd. on April 27, 2005, pursuant to an agreement with NetFun Ltd., under which we increased our ownership percentage of the issued and outstanding share capital of MIXTV Ltd. from 50.1% to 100%.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31 2005, our total current assets were $857,142 and our total current liabilities were $877,235. At December 31, 2005, we had a working capital deficit of $20,093 and an accumulated deficit of $6,923,043. We finance our operations with a combination of securities issuances and revenues from product sales.

We had working capital deficit of $20,093 on December 31, 2005 compared with a working capital deficit of $385,993 on December 31, 2004. Cash and cash equivalents on December 31, 2005 were $604,035, an increase of $459,958 from the $144,077 reported on December 31, 2004. Cash balances increased in the year ended December 31, 2005 primarily as a result of a stock issuance, offset by the increase in our net loss for the year ended December 31, 2005.

Operating activities used cash of $2,701,563 in the year ended December 31, 2005. Cash used by operating activities in the year ended December 31, 2005 results primarily from a net loss of $3,965,375, a $14,754 increase in employee payroll accruals, a $178,496 increase in trade payables a $107,913 decrease in accrued expenses and other liabilities offset by a $516,215 increase in amortization of deferred compensation, $420,572 of depreciation and amortization and $228,967 of compensation related to issuance of common stock to a service providers.

Investing activities used cash of $672,475 in the year ended December 31, 2005. Cash used by investing activities in the year ended December 31, 2005 results from the purchase of computer and software equipment and office furnishings.

Financing activities generated cash of $3,853,062 during the year ended December 31, 2005. Cash provided by financing activities for the year ended December 31, 2005 results primarily from a stock issuance offset slightly by repayments of short term loans.

On January 27, 2005, we completed a private offering to accredited investors under Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder, pursuant to which we sold an aggregate of 2,659,998 shares of common stock, $0.01 par value per share, for aggregate gross proceeds of $3,989,999. We agreed to prepare and file with the Securities and Exchange Commission a registration statement covering the resale of the common stock on or before February 17, 2005 for certain investors .The registration statement became effective on April 29, 2005 and therefore no liquidated damages needed to be paid.

On March 24, 2006, pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder, we completed an offering that consisted of 6,234,485 units sold at a price of $.725 per unit. Each unit is comprised of one share of our common stock (the "March 24 Shares") and a warrant to purchase one share at an exercise price of $1.125 per share for a period of 36 months ("March 24 Warrants"), to certain accredited investors ("March 24 Investors") for aggregate gross proceeds of $4,520,000.

Pursuant to the terms and conditions of a Registration Rights Agreement between us and the March 24 Investors, we have agreed to prepare and file a registration statement with the Securities and Exchange Commission covering the resale of the March 24 Shares and the shares underlying the March 24 Warrants within 45 days from the closing and use our best efforts to obtain effectiveness of such registration statement within 120 days from closing. In case the we do not meet these filing deadlines, we will be required to pay a monthly penalty of 1% of the aggregate investment made by the March 24 Investors.

On March 30, 2006, pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder, we completed an offering that consisted of 2,000,000 units sold at a price of $1.00 per unit. Each unit is comprised of one share of our common stock ("March 30 Shares") and a warrant to purchase one share at an exercise price of $1.35 per share for a period of 36 months (" March 30 Warrants"), to certain accredited investors ("March 30 Investors") for aggregate gross proceeds of $2,000,000.

Pursuant to the terms and conditions of a Registration Rights Agreement between us and the March 30 Investors, we have agreed to prepare and file a registration statement with the Securities and Exchange Commission covering the resale of the March 30 Shares and the shares underlying the March 30 Warrants within 45 days from the closing and use our best efforts to obtain effectiveness of such registration statement within 120 days from closing. In case the we do not meet these filing deadlines, we will be required to pay a monthly penalty of 1% of the aggregate investment made by the March 30 Investors.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     A majority of our revenues and a portion of our expenses are transacted in U.S. dollars and our assets and liabilities together with our cash holdings are predominately denominated in U.S. dollars. However, the bulk of our expenses are denominated in currencies other than the U.S. dollar, principally the British pound and the Israeli NIS. Increases in the volatility of the exchange rates of the British pound and the NIS versus the U.S. dollar could have an adverse effect on the expenses and liabilities that we incur when remeasured into U.S. dollars. We review our monthly expected non-U.S. dollar denominated expenditures and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations and this has resulted in a foreign exchange expense of $22,829 and $14,332 in 2004 and 2005, respectively.

     As a result of such currency fluctuations and the conversion to U.S. dollars for financial reporting purposes, we may experience fluctuations in our operating results on an annual and a quarterly basis going forward. We have not in the past, but may in the future, hedge against fluctuations in exchange rates. Future hedging transactions may not successfully mitigate losses caused by currency fluctuations. We expect to continue to experience the effect of exchange rate fluctuations on an annual and quarterly basis, and currency fluctuations could have a material adverse impact on our results of operations.

     We invest our cash in high grade certificates of deposits, U.S. government and agency securities and corporate bonds. Cash held by foreign subsidiaries is generally held in short-term time deposits denominated in the local currency.

     Interest income and gains from marketable securities were $31,477 in 2005 and $2,242 in 2004. The increase in interest and gains from marketable securities earned in 2005 reflects a combination of a higher interest rate environment and higher combined cash and marketable securities balances held.

     We are exposed primarily to fluctuations in the level of U.S. interest rates. To the extent that interest rates rise, fixed interest investments may be adversely impacted, whereas a decline in interest rates may decrease the anticipated interest income for variable rate investments.

     We are exposed to financial market risks, including changes in interest rates. We typically do not attempt to reduce or eliminate our market exposures on our investment securities because the majority of our investments are short-term. We do not have any derivative instruments.

ITEM 7. FINANCIAL STATEMENTS

The financial statements required to be filed pursuant to this Item 7 are included elsewhere in this annual report. Reference is made to the Index to Financial Statements on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 8A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. As of December 31, 2005 (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the principal executive officer and principal financial officer have concluded that, as of the Evaluation Date, such disclosure controls and procedures were effective.

NO CHANGES IN INTERNAL CONTROLS

We maintain a system of internal accounting controls that are designed to provide reasonable assurance that our transactions are properly recorded and reported and that our assets are safeguarded against unauthorized or improper use. As part of the evaluation of our disclosure controls and procedures, we evaluated our internal controls. There were no changes to our internal control over financial reporting during the quarter ended December 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.    OTHER INFORMATION

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table identifies our current executive officers and directors:

NAME                   AGE            CAPACITIES IN WHICH SERVED                               IN CURRENT POSITION SINCE
----                   ---            --------------------------                               -------------------------
Shimon Citron          50             Chief Executive Officer and Director                     2001
Uri Levy               36             Chief Financial Officer and Corporate Secretary          December 2003
Haim Tabak             59             Chief Operating Officer                                  January 2003
Shachar Schalka        32             Chief Technology Officer                                 December 2001
Gil Levy               33             Vice President, Research and Development                 June 2002
Idan Miller            34             Vice President of Marketing and Sales                    May 2004
Shlomo Rothman         60             Director                                                 February 2004
Oded Zucker            40             Director                                                 February 2004
Adiv Baruch            42             Director                                                 January 2006
Liron Edrey            30             Director                                                 April 2006
Ronen Zadok            47             Director                                                 April 2006

Officers are elected annually by the board of directors (subject to the terms of any employment agreement) at our annual meeting, to hold such office until an officer's successor has been appointed, unless an officer sooner dies, resigns or is removed by the board. Some of our directors and executive officers also serve in various capacities with our subsidiaries. There are no family relationships among any of our directors and executive officers. Directors are elected annually by the stockholders or, in the event of vacancy by the directors of the company.

BACKGROUND OF EXECUTIVE OFFICERS

SHIMON CITRON, CHIEF EXECUTIVE OFFICER AND DIRECTOR. Mr. Citron founded Zone4Play in 2001 and he has held the positions of Chief Executive Officer and director since Zone4Play's inception. Mr. Citron is also the Chief Executive Officer and a director of each of our wholly owned subsidiaries in Israel and in the United Kingdom. He has held these positions since 2001. From 1999 to 2001, Mr. Citron was the founder and President of Gigi Media Ltd., a private company based in Israel engaged in the business of the development of Internet search engines. From 1994 to 1999, he managed his own private investments in a number of startup companies in Israel.

URI LEVY, CHIEF FINANCIAL OFFICER. Mr. Levy joined us as Chief Financial Officer in December 2003. Prior to joining us, Mr. Levy was Vice President, Finance of Loram Ltd., a company engaged in the business of real estate, from June 2002 until December 2003, and as a controller of EasyRun Communications Software Systems from 1999 until June 2003. Mr. Levy is a Certified Public Accountant in Israel and has a LL.M. Degree from the Bar Ilan University in Ramat Gan, Israel.

HAIM TABAK, CHIEF OPERATING OFFICER. Mr. Tabak joined us in January 2003 as Chief Operating Officer. Prior to joining us, Mr. Tabak was General Manager of Winner.com Ltd., Tel Aviv, Israel, a subsidiary of Winner.com, Inc., from 2000 to 2002. Winner.com is engaged in the business of marketing and advertising for Internet sites. From 1998 to 1999, he held the position of Chief Operating Officer for Transtech Systems Ltd, an IT logistics solution provider located in Tel Aviv.

SHACHAR SCHALKA, CHIEF TECHNOLOGY OFFICER. Mr. Schalka was appointed as our Chief Technology Officer in December 2001. Prior to joining us, Mr. Schalka held various technical, programming and managerial positions with Gigi Media Ltd. from 2000 to 2001.

GIL LEVI, VICE PRESIDENT OF RESEARCH & DEVELOPMENT. Mr. Levi was appointed Vice President of Research and Development on June 2002. Prior to joining us, Mr. Levi held the position of senior software programmer of Gigi Media Ltd. from 2000 until 2002.

IDAN MILLER, VICE PRESIDENT OF MARKETING AND SALES. Mr. Miller joined us in May 2004 with ten years of experience managing TV and Internet technology projects. From 1998 to 2001, he was President and CEO of Oraios, a New York City-based company that developed e-commerce, community and e-gaming enabling technologies for the Internet. Prior to Oraios (1997 to 1998), Mr. Miller was a managing director of Zinc Media, a development house for interactive applications. In such capacity, Mr. Miller worked with some of the largest e-commerce websites around the world. He also served as Vice President, Marketing of Intech Capital, an investment house for Internet enterprises during 2001 through 2002 and was Head of Business Development - iTV at NDS (a News Corp. company specializing in TV solutions) from 2002 to 2004.

SHLOMO ROTHMAN, DIRECTOR. Mr. Rothman has been a member of our board of directors since January 2004. Since February 2002, Mr. Rothman has been the President and Chief Executive Officer of S.R. Consulting Ltd., a private company that provides financial services, investment banking, mergers and acquisitions and project financing. From 1987 until 2002, Mr. Rothman was Senior Deputy General Manager of the First International Bank in Israel, a Safra bank in Israel. From 1987 to 1999, he was the Head of Marketing, Capital Markets and Investments Divisions of the First International Bank. From 1999 until 2002, Mr. Rothman was also the head of the Retail and Commercial Banking Division of the First International Bank. Mr. Rothman was a Director of the Tel Aviv Stock Exchange from 1989 until 2000 and a Director of Maalot-Israeli Rating Co. from 1995 until 2000. He is currently a Director of the Menorah-Gaon Investment House Ltd. and Edmond de Rothschild-Portfolio Management Ltd., both located in Israel.

ODED ZUCKER, DIRECTOR. Mr. Zucker has been a member of our board of directors since January 2004. Mr. Zucker has been the United Kingdom Senior Vice President for Prudential Bache Inc. since 1995. He was also a co-founder of the Israeli operations for Prudential Bache. Mr. Zucker is a registered representative with the New York Stock Exchange and the NASD. Mr. Zucker is also a Director of Nisko Projects Electronics and Communication Ltd., which currently trades on the Tel Aviv Stock Exchange in Israel.

ADIV BARUCH, DIRECTOR. Mr. Baruch is the President and Chief Executive Officer of BOS Better On-Line Solutions Ltd. In addition, Mr. Baruch is actively involved as the Chairman of the Israeli Export Institute Hi-Tech and Telecom Division. Prior to joining BOS Mr. Baruch served as Executive Vice President Business Development of Ness Technologies, the largest IT firm in Israel, and is considered one of the founding members of the company. Mr. Baruch is also a former partner and active director of IPEX, acquired by Ness. Mr. Baruch has served in the capacity of founder, executive, and director for several IT companies and Internet start-ups, and was significantly involved in the M&A process and in assisting these companies in their global expansion.

LIRON EDREY, DIRECTOR. Mr. Edery is an active partner in REGL Investment & Development Ltd., a provider of consultancy services, investment banking, and M&A activities. Mr. Edery represents global institutional and private investors, in various fields of interest with a strong focus in Israel and in Europe. Mr. Edery serves as a member of the advisory board of Pontifax LP, a leading Life Science venture capital, and as a director of CritiSense Ltd. - a leading medical devices company. Mr. Edery served as a consultant and as a representative for various world leading telecommunication and electronics industrial companies. Prior to that, Mr. Edery founded two start-up ventures. Mr. Edery holds a degree in electronics engineering from Coventry University in the UK.

RONEN ZADOK, DIRECTOR. Mr. Zadok is a director in New Pole LTD. Prior to founding New Pole Mr. Zadok served as a founder, partner and Chief Financial Officer of the Ipex group in Israel which was acquired by Ness Technologies. Mr. Zadok has served in the capacity of Chief Financial Officer and director for several IT companies and Internet start-ups. Mr. Zadok Holds a B.A. in accounting and economics and an MBA in finance and accounting from Tel Aviv University.

AUDIT COMMITTEE FINANCIAL EXPERT

During fiscal 2005, our Audit Committee was comprised of Mr. Rothman. Using the NASDAQ stock market marketplace rules definition of an independent director, our board of directors determined that Shlomo Rothman qualifies as an independent director. Our board of directors has determined that Mr. Rothman satisfies the definition of an "audit committee financial expert" as set forth in Item 401(e) of Regulation S-B promulgated by the SEC. Our Audit Committee held three (3) meetings during fiscal year 2005.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires a company's directors, officers and stockholders who beneficially own more than 10% of any class of equity securities of Zone4Play registered pursuant to Section 12 of the Exchange Act, collectively referred to herein as the Reporting Persons, to file initial statements of beneficial ownership of securities and statements of changes in beneficial ownership of securities with respect to the company's equity securities with the SEC. All Reporting Persons are required by SEC regulation to furnish us with copies of all reports that such Reporting Persons file with the SEC pursuant to Section 16(a). Based solely on our review of the copies of such reports and upon written representations of the Reporting Persons received by us, we believe that all Section 16(a) filing requirements applicable to such Reporting Persons have been met for 2005.

CODE OF BUSINESS ETHICS AND CONDUCT

Pursuant to the requirements of Section 406 of the Sarbanes-Oxley Act of 2002 and related SEC rules, in March 2005, our board of directors adopted a Code of Business Ethics and Conduct, or Code of Ethics, applicable to our employees, officers and directors. Our Code of Ethics can be viewed on our corporate website, www.zone4play.com. Our Code of Ethics contains written standards designed to deter wrongdoing and to promote:

o honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

o full, fair, accurate, timely, and understandable disclosure in reports and documents filed with the SEC and in other public announcements;

o    compliance with applicable governmental laws, rules and regulations;

o the prompt internal reporting of violations of our Code of Ethics to an appropriate person or persons identified in our Code of Ethics; and

o    accountability for adherence to our Code of Ethics.

Each of our employees, officers and directors completed a signed certification to document his or her understanding of and compliance with our Code of Ethics.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY OF COMPENSATION IN FISCAL 2005, 2004 AND 2003

The following Summary Compensation Table sets forth information concerning compensation during fiscal 2005, fiscal 2004 and fiscal 2003 for services in all capacities awarded to, earned by or paid to Mr. Citron, who served as our Chief Executive Officer throughout the period. No other executive officers who were serving as our executive officers at the end of fiscal years 2005, 2004 and 2003 received more than $100,000 in salary and bonus in fiscal years 2005, 2004 and 2003, and there were no individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer at the end of fiscal years 2005, 2004 and 2003.

                                                                                LONG-TERM
                                                                               COMPENSATION
                                                                 -----------------------------------------
                                    ANNUAL COMPENSATION                     AWARDS               PAYOUTS
                             ----------------------------------- ------------------------------ ----------
                                                                                  SECURITIES
                                                      OTHER        RESTRICTED     UNDERLYING
    NAME AND         FISCAL                           ANNUAL         STOCK         OPTIONS/        LTIP       ALL OTHER
    POSITION          YEAR     SALARY     BONUS    COMPENSATION      AWARDS          SARs        PAYOUTS     COMPENSATION
------------------- -------- ---------- -------- --------------- ------------- ---------------- ---------- ---------------
Shimon Citron,
Chief Executive
Officer and
Director              2005    $162,000     -0-         -0-            -0-             -0-           -0-          -0-
                      2004      60,000     -0-         -0-            -0-             -0-           -0-          -0-
                      2003          -0-    -0-         -0-            -0-             -0-           -0-          -0-

OPTION GRANTS IN FISCAL 2005

No stock options were granted to any of our executive officers during fiscal year 2005. We have not granted any stock appreciation rights or restricted stock as stock incentives.

COMPENSATION OF DIRECTORS

We have agreements with Shlomo Rothman and Oded Zucker (but not with Adiv Baruch), pursuant to which we have agreed to pay each director a director's fee of $7,000 per annum, payable in quarterly installments during the director's tenure on our board. In addition, we have agreed to pay them $750 per board meeting and to reimburse them for reasonable and necessary expenses incurred in connection with attendance at meetings of the board of directors and other Zone4Play business.

In accordance with a resolution unanimously approved by our board of directors on March 31, 2005, we granted to each of Messrs. Rothman and Zucker options to purchase 192,261 shares of our common stock, in each case pursuant to and in accordance with our 2004 Global Share Option Plan, as consideration for their service on our board of directors. The options granted to Messrs. Rothman and Zucker have an exercise price equal to $1.00 per share, have a term of ten (10) years, and are exercisable in three equal annual installments commencing on May 1, 2005.

Upon his appointment as a director of our company, we also agreed to grant Adiv Baruch an option to purchase up to 192,261 shares of common stock of the Company under the terms of the Company's 2004 Global Share Option plan ("Option") at an exercise price per share of $1. The Option vests in three equal annual installments, whereby Mr. Baruch has the right to purchase 1/3 of the shares subject to the Option at the expiration of the first, second and third year respectively from the date of the Agreement, provided that Mr. Baruch remains a member of the Board of Directors at such time. In the event of a termination of the Agreement for cause at any time, the Option, to the extent not exercised, shall terminate and be cancelled and non-exercisable. In April of 2006, in recognition of his services to the Company, we granted Adiv Baruch 200,000 options to purchase 200,000 shares of our common stock at an exercise price of $0.725 per share for a period of 3 years.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT, AND CHANGE-IN-CONTROL ARRANGEMENTS

On July 25, 2005, Zone 4 Play (Israel) Ltd., a wholly-owned Israeli subsidiary (the "Subsidiary") of our company, and Mr.Shimon Citron, the President and Chief Executive Officer of the Company who also serves as a member of the Company's board of directors (the "Executive") entered into an amended employment agreement (the "Agreement").

Pursuant to the terms of the Agreement, the Executive shall serve as President and Chief Executive Officer of the Subsidiary for a period of three (3) years, which commenced on February 1, 2004. The term may be extended for an additional one (1) year by the board of directors unless terminated earlier pursuant to the terms of the Agreement.

The Subsidiary agreed to pay the Executive an initial base salary of $8,000 per month. Such base salary shall increase to $10,000 per month if the Company's revenues exceed $500,000 in a quarter and $15,000 per month if the Company's revenues exceed $750,000 in a quarter. The Executive shall also be entitled to receive the difference between any such increased base salary and the previous base salary retroactive to the commencement of the Agreement. The Subsidiary shall also contribute each month an amount equal to 13.33% of the Executive's monthly salary as a managers' insurance for the benefit of the Executive and 2.5% of the Executive's monthly salary for disability insurance and shall grant the Executive other benefits, including reimbursement for the use of car, cellular phone and laptop computer. The Subsidiary agreed to obtain officers liability insurance covering the Executive and undertook to indemnify the Executive as permitted under applicable law.

In addition, pursuant to the terms of the Agreement, the Executive is entitled to the following additional benefits: (i) Bonus - the Subsidiary shall pay the Executive for each year of employment, an annual cash bonus equal to three percent (3%) of the annual net profits (as such term is defined in the Agreement) of the Company on a consolidated basis, in excess of $2,000,000 for such year; (ii) Options - the Executive shall be entitled to a one-time grant of options to purchase up to three percent (3%) of the outstanding capital stock of the Company with an exercise price of $0.55 per share and up to an additional two percent (2%) of the outstanding capital stock of the Company with an exercise price of $1.20 per share based on the Company's market capitalization as set forth in the Agreement; (iii) Acquisition Bonus - in certain events of acquisition of the Company as set forth in the Agreement, the Executive shall be entitled to a cash bonus in an amount equal to 5% or 10% of the value of the Company that was set in such event, subject to the terms of the Agreement.

In the Agreement, the Executive undertook not to compete with the business of the Subsidiary within the U.S. or Israel during the term of his employment and for one year thereafter and not to solicit customers, suppliers or employees of the Subsidiary during the term of his employment and for two years thereafter.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table provides information about the securities authorized for issuance under our equity compensation plans as of December 31, 2005. Our only equity compensation is our 2004 Global Share Option Plan.

                                                                                       NUMBER OF SECURITIES
                            NUMBER OF SECURITIES TO        WEIGHTED AVERAGE       REMAINING AVAILABLE FOR FUTURE
                           BE ISSUED UPON EXERCISE OF     EXERCISE PRICE OF           ISSUANCE UNDER EQUITY
                              OUTSTANDING OPTIONS,       OUTSTANDING OPTIONS,      COMPENSATION PLANS (EXCLUDING
     PLAN CATEGORY            WARRANTS AND RIGHTS        WARRANTS AND RIGHTS     SECURITIES REFLECTED IN COLUMN (A))
     -------------            -------------------        -------------------     -----------------------------------
Equity compensation
plans approved by
security holders                   2,194,522                     $.68                      2,690,525

Equity compensation
plans not approved by
security holders                          --                       --                             --

Total                              2,194,522                     $.68                      2,690,525


2004 GLOBAL SHARE OPTION PLAN

At the annual meeting of our stockholders held on June 20, 2005, our stockholders approved the Company's 2004 Global Share Option Plan in substantially the form attached to the proxy statement filed with the SEC on April 29, 2005. The 2004 Global Share Option Plan is intended to provide incentives to our employees, directors and consultants by providing them with opportunities to purchase shares of our common stock. The 2004 Global Share Option Plan was effective as of its approval by our board of directors on November 23, 2004 and terminates at the end of ten years from such date. We have reserved 5,000,000 authorized but unissued shares of common stock to be issued under the 2004 Global Share Option Plan.

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of common stock as of March 29, 2006 by each person known to us to own beneficially more than 5% of the total number of shares of our common stock outstanding as of such date, each of our directors, and the officers named in the summery compensation table under item 10 of this annual report; and all executive officers and directors as a group.

NAME AND ADDRESS OF BENEFICIAL OWNER (1)                      AMOUNT AND NATURE OF               PERCENT
5% BENEFICIAL OWNERS AND CHIEF EXECUTIVE OFFICER:            BENEFICIAL OWNERSHIP(2)            OF CLASS(3)
-------------------------------------------------            -----------------------            -----------

Shimon Citron (4)                                                   3,358,772                      10.4%

Pini Gershon                                                        2,706,950                       8.4%

Sedna Capital (5)
200 Park Avenue, 39th Floor
New York, NY 10166                                                  1,668,793                       5.2%

Orinda Capital (6)
11 El Sueno, Orinda, CA 94563                                       4,965,518                      14.3%

Walham Investments Group Inc (7)
c/o Patton Moreno and Asvat (BVI) Ltd.
P.O. Box 3174, Road Town, Tortola,
British Virgin Islands                                              2,758,620                       8.2%

Dave Games Invest Corporation Inc.(8)
c/o 24 Ramban Street, Jerusalem, Israel
OTHER DIRECTORS                                                     2,758,620                       8.2%

Ronen Zadok                                                                                           *
Liron Edrey                                                                                           *

Adiv Baruch (9)                                                       200,000                         *
Shlomo Rothman                                                         64,087                         *

Oded Zucker                                                            64,087                         *

All directors and current executive officers as a
group (8 persons) (10)                                              4,931,216                      15.3%


--------------
* Less than 1%

(1) Unless otherwise provided, all addresses are c/o Zone 4 Play, Inc. at the address set forth on the cover page of this annual report on Form 10-KSB.

(2) Except as otherwise indicated, all shares are beneficially owned and sole investment and voting power is held by the persons named.

(3) Applicable percentage of ownership is based on 30,304,448 shares of our common stock outstanding as of the March 29, 2006, plus any common stock equivalents and options or warrants held by such holder which are presently or will become exercisable within sixty (60) days after the Record Date.

(4) Includes 494,449 shares owned by Yariv Citron, son of Shimon Citron. Yariv Citron has reached the age of 18 and Mr. Citron disclaims any beneficial ownership of Yariv Citrons's shares.

(5) The information is based solely on a Schedule 13G/A filed with the Securities and Exchange Commission by the beneficial owner on February 14, 2006, describing the holdings of the beneficial owner as of December 31, 2005.

(6) Includes warrants to acquire 2,482,759 shares.

(7) Includes warrants to acquire 1,379,310 shares.

(8) Includes warrants to acquire 1,379,310 shares.

(9) Includes warrants to acquire 200,000 shares.

(10) See preceding footnotes.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In February 2005, we entered into an Interactive Fixed Odds Betting Services Agreement (the "Agreement") with Winner.Com (UK) Ltd. ("Winner") and Two Way Media Limited ("TWM"). TWM, which establishes fixed odds betting services on digital television, the Internet, mobile telecommunications networks and other digital platforms, engaged us and Winner to provide client-side game applications, server-side software for the management of such platforms and project management support and technical services using Winner's trademark and brand. Each party is entitled to a certain profit share, based on the kind of platform pursuant to which the profit was generated and the amount of profit generated. Shimon Citron, our Chief Executive Officer, is a director and shareholder of Winner. Mr. Citron and his family beneficially own 60 percent of the outstanding shares in Winner.

ITEM 13. EXHIBITS

Reference is made to the Exhibit Index appearing immediately after the signature page below.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table summarizes the fees of Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global, our independent registered public accounting firm, billed for each of the last two fiscal years for audit services and other services:


Fee Category             2005               2004
                        --------          --------

Audit Fees (1)          $108,000          $ 86,000

Tax Fees (2)            $  9,000             6,522

All Other Fees                 -                 -
                        --------          --------

Total Fees              $117,000          $ 92,522
                        --------          --------

(1) Consists of fees for professional services rendered in connection with the audit of our financial statements for the years ended 2005 and 2004, respectively, and the reviews of the financial statements included in each of our Quarterly Reports on Form 10-QSB during those years, and fees for professional services rendered in connection with documents filed with the Securities and Exchange Commission during those years and of fees in connection with services relating to our registration statements filed in 2004 and expenses related to the AIM listing possibility in 2005.

(2) Consists of fees relating to our tax compliance, tax planning and tax return preparation for the years ended 2004 and 2005.

AUDIT COMMITTEE PRE APPROVAL POLICIES AND PROCEDURES

The Audit Committee pre-approves all auditing services and permissible non-audit services provided to the Company by the independent registered accounting firm.

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

                                           Date: April 11, 2006

     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     SIGNATURE                    TITLE                                DATE
     ---------                    -----                                ----

/s/ Shimon Citron   President, Chief Executive Officer           April 11, 2006
------------------  and Director(Principal Executive Officer)
Shimon Citron

/s/ Uri Levy        Chief Financial Officer                      April 11, 2006
------------------  (Principal Financial and Accounting
Uri Levy            Officer)

/s/ Shlomo Rothman  Director                                     April 11, 2006
------------------
Shlomo Rothman

/s/ Oded Zucker     Director                                     April 11, 2006
------------------
Oded Zucker

/s/ Ronen Zadok     Director                                     April 11, 2006
------------------
Ronen Zadok

/s/ Liron Edrey     Director                                     April 11, 2006
------------------
Liron Edrey

/s/ Adiv Baruch     Director                                     April 11, 2006
------------------
Adiv Baruch

                                  EXHIBIT INDEX


EXHIBIT
NUMBER                             DESCRIPTION
------                             -----------

3.1 Composite copy of the Company's Articles of Incorporation as amended on February 5, 2004. *

3.2 Bylaws (incorporated by reference to Exhibit 3.2 to the Company's Form SB-2 (File No. 333-91356) filed with the Securities and Exchange Commission on June 27, 2002).

4.1 Registration Rights Agreement dated January 3, 2005 by and among the Company and a list of purchasers identified in the signature pages of this agreement (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 7, 2005).

4.2 Registration Rights Agreement dated January 27, 2005 by and among Zone 4 Play, Inc. and each of the purchasers signatory thereto (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 27, 2005).

4.3 Registration Rights Agreement dated March 20, 2006 between the Company and certain accredited investors (incorporated by reference to Exhibit
          4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 24, 2006).

4.4       Form of Stock Purchase Warrant (incorporated by reference to Exhibit
          4.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 24, 2006).

4.5 Registration Rights Agreement dated March 29, 2006 between the Company and certain accredited investors (incorporated by reference to Exhibit
          4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 31, 2006).

4.6       Form of Stock Purchase Warrant (incorporated by reference to Exhibit
          4.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 31, 2006).

10.1 Director Appointment Agreement of Oded Zucker dated January 1, 2004 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on August 16, 2004).+

10.2 Director Appointment Agreement of Shlomo Rothman dated January 1, 2004 (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on August 16, 2004).+

10.3 Employment Agreement with Haim Tabak dated April 1, 2004 (incorporated by reference to Exhibit 10.4 to the Company's Form SB-2 (File No. 333-120174) filed with the Securities and Exchange Commission on November 3, 2004).+

10.4 Employment Agreement with Shachar Schalka dated April 1, 2004 (incorporated by reference to Exhibit 10.5 to the Company's Form SB-2 (File No. 333-120174) filed with the Securities and Exchange Commission on November 3, 2004).+

10.5 Employment Agreement with Gil Levi dated April 1, 2004 (incorporated by reference to Exhibit 10.6 to the Company's Form SB-2 (File No. 333-120174) filed with the Securities and Exchange Commission on November 3, 2004).+

10.6 Agreement, dated August 8, 2004, between The Gaming Channel Limited and Zone4Play (UK) Ltd. (incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Company's Form SB-2 (File No. 333-120174) filed with the Securities and Exchange Commission on December 21, 2004).

10.7 Content License Agreement, dated August 24, 2004, by and between CSC Holdings, Inc. and Zone 4 Play, Inc. (incorporated by reference to
          Exhibit 10.19 to Amendment No. 1 to the Company's Form SB-2 (File No. 333-120174) filed with the Securities and Exchange Commission on December 21, 2004).

10.8 Securities Purchase Agreement dated January 3, 2005 by and among the Company and a list of the purchasers identified on the signature pages thereto (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 7, 2005).

10.9 Agreement dated January 17, 2005 between Eurobet UK Limited and Zone Play (UK) Limited (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 24, 2005).

10.10 Agreement dated January 24, 2005 between The Poker Channel Ltd. And Zone4Play Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 27, 2005).

10.11 Interactive Fixed Odds Betting Services Agreement dated February 22, 2005 by and among Zone4Play Inc. Winner.Com (UK) Limited and Two Way Media Limited (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 28, 2005).

10.12 Agreement, dated January 17, 2005 between Eurobet UK Limited and Zone4Play (UK) Limited (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K/A filed with the Securities and Exchange Commission on April 28, 2005).

10.13 Securities Purchase Agreement dated January 27, 2005 among the Company and the purchasers identified on the signature pages thereto (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 27, 2005)

10.14 Director Appointment Agreement of Sean Ryan dated February 15, 2005 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 22, 2005).+

10.15 Stock Purchase Agreement dated March 10, 2005 by and between the Company and Netfun Ltd. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2005).

10.16 License Agreement, dated April 21, 2005, by and between Zone4Play (UK) Limited and Cosmotrade Investments Limited (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 27, 2005).

10.17 Amended Employment Agreement with Uri Levy dated May 1, 2005 (incorporated by reference toExhibit 10.4 to the Company's Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on August 9, 2005).+

10.18 Amended Employment Agreement with Idan Miller dated May 1, 2005 (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on August 9, 2005).+

10.19 Amended Employment Agreement dated July 25, 2005, by and between Zone 4 Play (Israel) Ltd. and Mr. Shimon Citron. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 27, 2005).+

10.20 Agreement, dated August 17, 2005 between Two Way TV Australia Limited and Zone 4 Play, Inc., (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 23, 2005).

10.21 Securities Purchase Agreement dated March 20, 2006 between the Company and certain accredited investors (incorporated by reference to Exhibit
          10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 24, 2006).

10.22 Securities Purchase Agreement dated March 29, 2006 between the Company and certain accredited investors (incorporated by reference to Exhibit
          10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 31, 2006).

10.23 Director Appointment Agreement dated as of January 15, 2006 by and between Zone 4 Play, Inc. and Adiv Baruch ((incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 18, 2006).+

10.24     A Summary of Directors Ongoing Compensation. *+

10.25     Sample Agreement under the Company's 2004 Global Option Share Plan. *

21.1 List of Subsidiaries (incorporated by reference to Form SB-2 (File No. 333-120174) filed with the Securities and Exchange Commission on November 3, 2004)

23.1      Consent of Kost Forer Gabbay & Kasierer, a member of Ernst & Young
          Global. *

31.1 Certification required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. *

31.2 Certification required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. *

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

     *    Filed herewith

     **   Furnished herewith.

     +    Management contract or compensation Plan.

                       ZONE4PLAY INC. AND ITS SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS

                             AS OF DECEMBER 31, 2005

                                 IN U.S. DOLLARS

                                      INDEX

                                                                     PAGE
                                                                 ------------

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM               F-2

CONSOLIDATED BALANCE SHEETS                                        F-3 - F-4

CONSOLIDATED STATEMENTS OF OPERATIONS                                 F-5

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)            F-6

CONSOLIDATED STATEMENTS OF CASH FLOWS                              F-7 - F-8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                        F-9 - F-27

[ERNST & YOUNG LOGO]

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                             TO THE SHAREHOLDERS OF

                                 ZONE4PLAY INC.
                          (A DEVELOPMENT STAGE COMPANY)

      We have audited the accompanying consolidated balance sheets of Zone4Play Inc. (a development stage company) (the "Company") and its subsidiaries as of December 31, 2005 and 2004 and the related consolidated statements of operations and cash flows for each of the three years in the period ended December 31, 2005 and for the period from April 2, 2001 (commencement of operations) through December 31, 2005 and changes in stockholders' equity (deficiency) for the period from April 2, 2001 through December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 2005 and 2004 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 and for the period from April 2, 2001 (commencement of operations) through December 31, 2005 and the changes in stockholders' equity (deficiency) for the period from April 2, 2001 through December 31, 2005, in conformity with U.S. generally accepted accounting principles.

                                                /s/ Kost Forer Gabbay & Kasierer
Tel-Aviv, Israel                                  KOST FORER GABBAY & KASIERER
April 10, 2006                                  A Member of Ernst & Young Global

                                          ZONE 4 PLAY, INC. AND ITS SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
U.S. DOLLARS, EXCEPT SHARE DATA

                                                                                    DECEMBER 31,
                                                                             --------------------------
                                                                                 2005          2004
                                                                             -----------    -----------
    ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                  $   604,035    $   144,077
  Trade receivables                                                              132,921        176,210
  Other accounts receivable, prepaid expenses and related parties (Note 3)       120,186         44,066
                                                                             -----------    -----------

TOTAL current assets                                                             857,142        364,353
                                                                             -----------    -----------

SEVERANCE PAY FUND                                                               110,517         58,403
                                                                             -----------    -----------

PROPERTY AND EQUIPMENT, NET (Note 4)                                             724,828        211,752
                                                                             -----------    -----------

ACQUIRED TECHNOLOGY, NET (Note 5)                                                773,973              -
                                                                             -----------    -----------

Total assets                                                                 $ 2,466,460    $   634,508
                                                                             ===========    ===========

The accompanying notes are an integral part of the consolidated financial statements.

                                          ZONE 4 PLAY, INC. AND ITS SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
U.S. DOLLARS, EXCEPT SHARE DATA

                                                                                    DECEMBER 31,
                                                                             --------------------------
                                                                                 2005          2004
                                                                             -----------    -----------
    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
  Short-term bank credit (Note 6)                                            $    17,747    $    10,112
  Short-term loans from stockholders and related parties                               -          1,229
  Trade payables                                                                 430,037        251,541
  Employees and payroll accruals                                                 349,200        334,446
  Accrued expenses and other liabilities                                          80,251        153,018
                                                                             -----------    -----------

TOTAL current liabilities                                                        877,235        750,346
                                                                             -----------    -----------

ACCRUED SEVERANCE PAY                                                            304,545        203,786
                                                                             -----------    -----------

TOTAL liabilities                                                              1,181,780        954,132
                                                                             -----------    -----------

COMMITMENTS AND CONTINGENT LIABILITIES (Note 7)

STOCKHOLDERS' EQUITY (DEFICIENCY):
  Common stock of $ 0.001 par value:
  Authorized: 75,000,000 shares at December 31, 2005 and 2004;
    Issued and outstanding: 24,039,963 and 20,540,012 shares at
    December 31, 2005 and 2004, respectively                                      24,040         20,540
  Additional paid-in capital                                                   8,975,273      3,595,532
  Deferred stock compensation                                                   (774,952)      (983,549)
  Accumulated other comprehensive income (loss)                                  (16,638)         5,521
  Deficit accumulated during the development stage                            (6,923,043)    (2,957,668)
                                                                             -----------    -----------

TOTAL stockholders' equity (deficiency)                                        1,284,680       (319,624)
                                                                             -----------    -----------

TOTAL liabilities and stockholders' equity (deficiency)                      $ 2,466,460    $   634,508
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

                                          ZONE 4 PLAY, INC. AND ITS SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
U.S. DOLLARS, EXCEPT SHARE DATA

                                                                                                PERIOD FROM
                                                                                               APRIL 2, 2001
                                                                                               (COMMENCEMENT
                                                                     YEAR ENDED                OF OPERATIONS)
                                                                    DECEMBER 31,                  THROUGH
                                                     ---------------------------------------    DECEMBER 31,
                                                         2005          2004          2003           2005
                                                     -----------   -----------   -----------   -------------
Revenues:
  Sale of software applications                      $ 1,062,420   $   572,624   $   173,707   $   1,873,947
  Sale of software applications to related parties             -       196,000       380,000         704,340
                                                     -----------   -----------   -----------   -------------

Total revenues                                         1,062,420       768,624       553,707       2,578,287
Cost of revenues                                         299,958       127,944       194,904         719,998
                                                     -----------   -----------   -----------   -------------

Gross profit                                             762,462       640,680       358,803       1,858,289
                                                     -----------   -----------   -----------   -------------

Operating expenses:
  Research and development                             2,549,635     1,347,960       504,153       4,910,428
  Selling and marketing                                  867,473       607,511       144,919       1,679,714
  General and administrative                           1,308,735       565,190       108,471       2,004,131
                                                     -----------   -----------   -----------   -------------

TOTAL operating expenses                               4,725,843     2,520,661       757,543       8,594,273
                                                     -----------   -----------   -----------   -------------

Operating loss                                         3,963,381     1,879,981       398,740       6,735,984
Financial expenses, net                                       94        40,896        43,672          85,134
Taxes on income                                            1,900             -             -           1,900
                                                     -----------   -----------   -----------   -------------

Net loss                                             $ 3,965,375   $ 1,920,877   $   442,412   $   6,823,018
                                                     ===========   ===========   ===========   =============

Basic and diluted net loss per share                 $     0.169   $     0.102   $      0.04
                                                     ===========   ===========   ===========

Weighted average number of common stock
  used in computing basic and diluted net loss
  per share                                           23,524,407    18,831,765    10,426,190
                                                     ===========   ===========   ===========

The accompanying notes are an integral part of the consolidated financial statements.

                                          ZONE 4 PLAY, INC. AND ITS SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
--------------------------------------------------------------------------------
U.S. DOLLARS, EXCEPT SHARE DATA

                                                                                         DEFICIT
                                                                         ACCUMULATED   ACCUMULATED                     TOTAL
                                              ADDITIONAL    DEFERRED        OTHER      DURING THE       TOTAL      STOCKHOLDERS'
                         COMMON     SHARE      PAID-IN       STOCK      COMPREHENSIVE  DEVELOPMENT  COMPREHENSIVE      EQUITY
                         STOCK     CAPITAL     CAPITAL    COMPENSATION  INCOME (LOSS)     STAGE     INCOME (LOSS)   (DEFICIENCY)
                       ----------  --------  -----------  ------------  -------------  -----------  -------------  -------------
                        NUMBER      AMOUNT
                       ----------  --------
Issuance common stock
   on April 2, 2001    10,426,190  $ 10,426  $         -  $          -  $           -  $   (10,416) $     (10,416) $          10
Net loss                        -         -            -             -              -       (6,638)        (6,638)        (6,638)
                       ----------  --------  -----------  ------------  -------------  -----------  -------------  -------------
Total comprehensive
   loss                                                                                             $     (17,054)
                                                                                                    =============
Balance as of
   December 31, 2001   10,426,190    10,426            -             -              -      (17,054)                       (6,628)
Net loss                        -         -            -             -              -     (487,716) $    (487,716)      (487,716)
                       ----------  --------  -----------  ------------  -------------  -----------  -------------  -------------
Total comprehensive
   loss                                                                                             $    (487,716)
                                                                                                    =============
Balance as of
   December 31, 2002   10,426,190    10,426            -             -              -     (504,770)                     (494,344)
Net loss                        -         -            -             -              -     (442,412) $    (442,412)      (442,412)
                       ----------  --------  -----------  ------------  -------------  -----------  -------------  -------------
Total comprehensive
   loss                                                                                             $    (442,412)
                                                                                                    =============
Balance as of
   December 31, 2003   10,426,190    10,426            -             -              -     (947,182)                     (936,756)
Issuance of shares in
   respect of reverse
   shell acquisition    7,550,000     7,550       86,450             -              -      (89,609)                        4,391
Issuance of shares
   and warrants, net
   on April 1, 2004     1,497,252     1,497    1,196,300             -              -            -                     1,197,797
Issuance of shares to
   service provider
   on April 5, 2004        44,348        45       39,869             -              -            -                        39,914
Issuance of shares
   and warrants, net
   on August 17, 2004   1,000,000     1,000      975,135             -              -            -                       976,135
Issuance of shares to
   service provider
   on August 17, 2004      22,222        22       11,978             -              -            -                        12,000
Deferred stock
   compensation                 -         -    1,285,800    (1,285,800)             -            -                             -
Amortization of
   deferred stock
   compensation                 -         -            -       302,251              -            -                       302,251
Foreign currency
   translation
   adjustments                  -         -            -             -          5,521            -  $       5,521          5,521
Net loss                        -         -            -             -              -   (1,920,877)    (1,920,877)    (1,920,877)
                       ----------  --------  -----------  ------------  -------------  -----------  -------------  -------------
Total comprehensive
   loss                                                                                             $  (1,915,356)
                                                                                                    =============
Balance as of
   December 31, 2004   20,540,012    20,540    3,595,532      (983,549)         5,521   (2,957,668)                     (319,624)

Issuance of shares to
   service provider
   on January 3, 2005      50,000        50       68,950             -              -            -                        69,000
Issuance of shares
   and warrants, net
   on January 2005      2,659,998     2,660    3,843,996             -              -            -                     3,846,656
Issuance of shares in
   respect of
   minority interest
   acquisition in
   subsidiary on
   March 10, 2005         625,000       625      999,375             -              -            -                     1,000,000
Issuance of shares to
   service provider
   on April 20, 2005       50,000        50       79,450             -              -            -                        79,500
Grants of options to
   service provider
   on December 22,
   2005                   114,953       115       80,352             -              -            -                        80,467
Deferred stock
   compensation                 -         -      307,618      (307,618)             -            -                             -
Amortization of
   deferred stock
   compensation                 -         -            -       516,215              -            -                       516,215
Foreign currency
   translation
   adjustments                  -         -            -             -        (22,159)           -  $     (22,159)       (22,159)
Net loss                        -         -            -             -              -   (3,965,375)    (3,965,375)    (3,965,375)
                       ----------  --------  -----------  ------------  -------------  -----------  -------------  -------------
                                                                                                    $  (3,987,534)
                                                                                                    =============
Balance as of
   December 31, 2005   24,039,963  $ 24,040  $ 8,975,273  $   (774,952) $     (16,638) $(6,923,043)                $   1,284,680
                       ==========  ========  ===========  ============  =============  ===========                 =============

The accompanying notes are an integral part of the consolidated financial statements.

                                          ZONE 4 PLAY, INC. AND ITS SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
U.S. DOLLARS, EXCEPT SHARE DATA

                                                                                                         PERIOD FROM
                                                                                                        APRIL 2, 2001
                                                                                                        (COMMENCEMENT
                                                                            YEAR ENDED                  OF OPERATIONS)
                                                                           DECEMBER 31,                    THROUGH
                                                             ----------------------------------------    DECEMBER 31,
                                                                 2005          2004          2003            2005
                                                             -----------   ------------   -----------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net loss                                                  $(3,965,375)  $ (1,920,877)  $  (442,412)  $  (6,823,018)
   Adjustments required to reconcile net loss to net cash
      used in operating activities:
      Depreciation and amortization                              420,572         47,421        22,291         496,025
      Loss from sale of property and equipment                         -              -         1,702           1,702
      Increase in trade and other accounts receivable and
         prepaid expenses                                        (35,924)      (161,023)      (42,563)       (253,297)
      Amortization of deferred compensation                      516,215        302,251             -         818,466
      Increase in trade payables                                 178,496        173,994        16,119         430,038
      Increase in employees and payroll accruals                  14,754        172,559           493         349,200
      Increase (decrease) in deferred revenues and advance
         payments from customers and related parties                   -       (243,500)       47,500               -
      Increase (decrease) in accrued expenses and other
         liabilities                                            (107,913)       126,193        18,601          45,104
      Accrued severance pay, net                                  48,645         77,606        23,779         194,028
      Issuance of options and common stock as a
         compensation to service providers                       228,967         51,914             -         280,881
                                                             -----------   ------------   -----------   -------------

Net cash used in operating activities                         (2,701,563)    (1,373,462)     (354,490)     (4,460,871)
                                                             -----------   ------------   -----------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchase of property and equipment                           (672,475)      (203,477)      (24,202)       (961,382)
                                                             -----------   ------------   -----------   -------------

Net cash used in investing activities                           (672,475)      (203,477)      (24,202)       (961,382)
                                                             -----------   ------------   -----------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Issuance of shares in respect of reverse shell
      acquisition (1)                                                  -          4,391             -           4,391
   Proceeds from Issuance of shares and warrants, net          3,846,656      2,173,932             -       6,020,598
   Short-term bank credit, net                                     7,635        (26,741)          (94)         17,747
   Receipt (payment) of short-term loans from stockholders
      and related parties                                         (1,229)      (483,066)      427,852               -
                                                             -----------   ------------   -----------   -------------

Net cash provided by financing activities                      3,853,062      1,668,516       427,758       6,042,736
                                                             -----------   ------------   -----------   -------------

Effect of exchange rate changes on cash and cash
   equivalents                                                   (19,066)         2,618             -         (16,448)
                                                             -----------   ------------   -----------   -------------

Increase in cash and cash equivalents                            459,958         94,195        49,066         604,035
Cash and cash equivalents at the beginning of the period         144,077         49,882           816               -
                                                             -----------   ------------   -----------   -------------

Cash and cash equivalents at the end of the period           $   604,035   $    144,077   $    49,882   $     604,035
                                                             ===========   ============   ===========   =============

The accompanying notes are an integral part of the consolidated financial statements.

                                          ZONE 4 PLAY, INC. AND ITS SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
U.S. DOLLARS, EXCEPT SHARE DATA

                                                                                               PERIOD FROM
                                                                                              APRIL 2, 2001
                                                                                              (COMMENCEMENT
                                                                                              OF OPERATIONS)
                                                                   YEAR ENDED                    THROUGH
                                                     -------------------------------------     DECEMBER 31,
                                                         2005          2004        2003            2005
                                                     ------------   ---------   ----------   ---------------
NON-CASH TRANSACTION
   Purchase of property and equipment                $     35,146   $       -   $        -   $        35,146
                                                     ============   =========   ==========   ===============

   Issuance of shares in respect of minority
     interest acquisition in subsidiary              $  1,000,000   $       -   $        -   $     1,000,000
                                                     ============   =========   ==========   ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
   Cash paid during the period for:
   Interest                                          $      2,152   $  13,691   $    4,571   $        24,244
                                                     ============   =========   ==========   ===============

(1) On February 1, 2004, the Company was acquired by Zone4Play Inc. (Nevada) through a reverse shell purchase acquisition.

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

NOTE 1: - GENERAL

          a. Zone4Play Inc. ("the Company") was incorporated under the laws of the State of Nevada on April 23, 2002 as Old Goat Enterprises, Inc. On February 1, 2004, the Company acquired Zone4Play, Inc. ("Zone4Play (Delaware))" (see c. below), which was incorporated under the laws of the State of Delaware on April 2, 2001, and subsequently changed the Company's name to Zone4Play, Inc., a Nevada corporation. The Company develops and markets interactive games applications for Internet, portable devices and interactive TV platforms.

               The Company conducts its operations and business with and through its wholly-owned subsidiary, Zone4Play (Delaware), and its wholly-owned subsidiaries Zone4Play Limited, an Israeli corporation incorporated in July 2001, which is engaged in research and development and marketing of the applications, and Zone4Play (UK) Limited, a United Kingdom corporation, incorporated in November 2002, which is engaged in marketing of the applications, and MIX TV Ltd. (see note 1d).

               The Company's shares are currently traded on the OTC Bulletin Board under the trading symbol "ZFPI.OB."

          b. The Company and its subsidiaries are devoting substantially all of its efforts toward conducting research, development and marketing of its software. The Company's and its subsidiaries' activities also include raising capital and recruiting personnel. In the course of such activities, the Company and its subsidiaries have sustained operating losses and expect such losses to continue in the foreseeable future. The Company and its subsidiaries have not generated sufficient revenues and have not achieved profitable operations or positive cash flow from operations. The Company's accumulated deficit during the development stage aggregated to $ 6,923,043 as of December 31, 2005. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis.

               The Company plans to continue to finance its operations with a combination of stock issuance and private placements and revenues from product sales.

          c.   Acquisition of Zone4Play (Delaware):

               According to the agreement between the Company and Zone4Play (Delaware), the Company issued 10,426,190 Common stock to the former holders of equity interest in Zone4Play (Delaware). The acquisition has been accounted for as a reverse acquisition, whereby the Company was treated as the acquiree and Zone4Play (Delaware) as the acquirer, primarily because Zone4Play (Delaware) shareholders owned a majority, approximately 58% of the Company's Common stock, upon completion of the acquisition. Immediately prior to the consumption of the transaction, Zone4Play Inc. had no material assets and liabilities, hence the reverse acquisition is treated as a capital stock transaction in which Zone4Play (Delaware) is deemed to have issued the Common stock held by the Company shareholders for the net assets of the Company. The historical financial statements of Zone4Play (Delaware) became the historical financial statements of the Company.

                                          ZONE 4 PLAY, INC. AND ITS SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS, EXCEPT SHARE DATA

NOTE 1: - GENERAL (CONT.)

          d. In June 2004, the Company and NetFun Ltd. ("Netfun") formed a new company named MIX TV Ltd ("MIX TV") in order to pursue the marketing, deployment and support of the MIX TV system. The controlling stake of 50.1% is held by the Company. NetFun had a 20% share of the new company, which could had increased to up to 49.9% as pre-defined two milestones: (a) Upon MIX TV reaching its operational break-even, 10% of the shares will be transferred to Netfun. (b) Upon repayment to the Company of all the sums provided to MIX TV, 19.9% of the shares will be transferred to Netfun. A trustee was holding the remaining shares (29.9%). The Company provided capital for one year of operating the new company, whereas NetFun delivered its Intellectual Properties assets (MIX TV). MIX TV has commenced its operations in July 2004 and generated losses as of December 31, 2004 that had been consolidated in the company's report since July 2004.

               On March 10, 2005, the Company signed a stock purchase agreement with NetFun, regarding which the closing took place in April 2005. According to the Agreement, the Company acquired the remaining minority interests held by NetFun of 49.9% in its consolidated subsidiary MIX TV, for a consideration of 625,000 shares of Common stock of the Company, which had a fair value of $ 1,000,000 based on the average market price of the share around the announcement date. As a result of the Agreement, the Company holds the entire ownership interest in MIX TV. Since MIX TV is a development stage company and not considered to be a business under FAS 141, "Business Combination", the acquisition was accounted under the purchase method of accounting. The purchase price has been attributed to MIX TV's technology. The technology will be amortized over its useful life which management estimated to be three years. No other significant assets were acquired and no other liabilities were assumed.

          e.   Concentration of risk that may have a significant impact on the
               Company:

               The Company derived 79% of its revenues in the year 2005 from 5 major customers (see Note 8b).

NOTE 2: - SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 2: - SIGNIFICANT ACCOUNTING POLICIES (CONT.)

          b.   Financial statements in U.S. dollars:

               Most of the revenues of the Company and its Israeli subsidiaries are generated in U.S. dollars ("dollar"). Company's management believes that the dollar is the primary currency of the economic environment in which the Company operates. Thus, the functional and reporting currency of the Company and certain of its subsidiaries is the dollar.

               Accordingly, monetary accounts maintained in currencies other than the dollar are remeasured into U.S. dollars in accordance with Statement of Financial Accounting Standard No. 52, "Foreign Currency Translation" ("SFAS No. 52"). All transactions gains and losses of the remeasurement of monetary balance sheet items are reflected in the consolidated statements of operations as financial income or expenses as appropriate.

               The financial statements of Zone4Play (UK) Limited, whose functional currency has been determined to be its local currency, have been translated into dollars. All balance sheet amounts have been translated using the exchange rates in effect at each balance sheet dates. Statement of operation amounts have been translated using the average exchange rate prevailing during the period. The resulting translation adjustments are reported as a separate component of accumulated other comprehensive income
               (loss) in shareholder's equity (deficiency).

          c.   Principles of consolidation:

               The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Intercompany transactions and balances, have been eliminated upon consolidation.

          d.   Cash equivalents:

               Cash equivalents are short-term highly liquid investments that are readily convertible to cash with original maturities of three months or less.

          e.   Property and equipment:

               Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method, over the estimated useful lives of the assets, at the following annual rates:

                                                                  %
                                                     ---------------------------

               Computers and peripheral equipment                33
               Electronic devices                                15
                                                       Over the shorter of the
                                                        lease term or useful
               Leasehold improvements                      economic life

                                          ZONE 4 PLAY, INC. AND ITS SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS, EXCEPT SHARE DATA

NOTE 2: - SIGNIFICANT ACCOUNTING POLICIES (CONT.)

          f.   Impairment of long-lived assets:

               The Company's long-lived assets are reviewed for impairment in accordance with Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long- Lived Assets" ("SFAS No. 144") whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value. As of December 31, 2005, no impairment losses have been identified.

          g.   Acquired technology:

               Acquired technology is amortized over its useful life using a method of amortization that reflects the pattern in which the economic benefits of technology is consumed or otherwise used up. Acquired technology is amortized on a straight line basis over a period of three years.

          h.   Severance pay:

               The Company's liability for severance pay in respect to its Israeli employees is calculated pursuant to Israeli severance pay law based on the most recent salary of the employees multiplied by the number of years of employment as of the balance sheet date. Israeli employees are entitled to one month's salary for each year of employment, or a portion thereof. The Company's liability for its employees is fully provided by monthly deposits with severance pay funds, insurance policies and by an accrual. The value of these policies is recorded as an asset in the Company's balance sheet.

               The deposited funds may be withdrawn only upon the fulfillment of the obligation pursuant to Israeli severance pay law or labor agreements. The value of the deposited funds is based on the cash surrendered value of these policies, and includes immaterial profits.

               Severance expenses for the years ended December 31, 2005, 2004 and 2003 amounted to $ 107,953 $ 103,923 and $ 37,674, respectively and $ 316,394 for the period from April 2, 2001 (commencement of operations) through December 31, 2005.

          i.   Accounting for stock-based compensation:

               The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Options Issued to Employees" ("APB 25") and FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN 44") in accounting for its employee stock options plans. Under APB 25, when the exercise price of the Company's stock option is less than the market price of the underlying stock on the date of grant, compensation expense is recognized.

                                          ZONE 4 PLAY, INC. AND ITS SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS, EXCEPT SHARE DATA

NOTE 2: - SIGNIFICANT ACCOUNTING POLICIES (CONT.)

               Pro forma information regarding the Company's net income (loss) and net earnings (loss) per share is required by SFAS No. 123, "Accounting for Stock-Based Compensation", as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 123") and has been determined as if the Company had accounted for its employee stock options under the fair value method prescribed by SFAS No. 123.

               The fair value for options granted is amortized over their vesting period and estimated at the date of grant using a Black-Scholes options pricing model with the following weighted average assumptions:

                                                               YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                                 2005          2004
                                                              ----------    ----------
 Dividend yield                                                    0%            0%
 Expected volatility                                              63%          111%
 Risk-free interest rate                                        4.39%            3%
 Expected life of up to                                        3 years       3 years

Pro forma information under SFAS No. 123 is as follows:

 Net loss, as reported                                        $3,965,375    $1,920,877
   Deduct: stock-based employee compensation - intrinsic
     value                                                       516,215       302,252
 Add: Total stock-based employee compensation expense
   determined under the fair value based method of SFAS No.
   123 for all awards                                            684,921       367,660
                                                              ----------    ----------

                                                              $4,134,081    $1,986,285
                                                              ==========    ==========
 Pro forma net loss
   Net loss per share:

     Basic and diluted - as reported                          $    0.169    $    0.102
                                                              ==========    ==========

     Basic and diluted - pro forma                            $    0.176    $    0.107
                                                              ==========    ==========

               The Company applies SFAS No.123 and EITF 96-18, "Accounting for Equity Instruments that Are Issued to Other than Employees for Acquiring or in Conjunction with Selling, Goods or Services" with respect to options and warrants issued to non-employees. SFAS No. 123 requires use of an option valuation model to measure the fair value of these options at the measurement date, as defined in EITF 96-18.

                                          ZONE 4 PLAY, INC. AND ITS SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS, EXCEPT SHARE DATA

NOTE 2: - SIGNIFICANT ACCOUNTING POLICIES (CONT.)

          j.   Revenue recognition:

               The Company generates revenues mainly from revenue sharing agreements and from licensing its software applications.

               Revenue is composed as follows:

                                                                    PERIOD FROM
                                                                   APRIL 2, 2001
                                                                   (COMMENCEMENT
                                                                   DATE OPERATION)
                                YEAR ENDED DECEMBER 31,               THROUGH
                          ------------------------------------      DECEMBER 31,
                             2005         2004         2003             2005
                          ----------    --------    ----------     --------------
License fee               $  433,028    $274,503    $  380,000     $    1,276,539
Revenue share                629,392     494,121       173,707          1,301,748
                          ----------    --------    ----------     --------------

                          $1,062,420    $768,624    $  553,707          2,578,287
                          ==========    ========    ==========     ==============

               The Company generates revenues through its direct sales force.

               The Company accounts for revenues from software applications agreements in accordance with Statement of Position 97-2, "Software Revenue Recognition", as amended ("SOP 97-2"). The revenue from license fees is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, no significant obligations with regard to implementation remain, the fee is fixed or determinable and collectibility is probable.

               SOP 97-2 specifies that extended payment terms in a licensing arrangement may indicate that the license fees are not deemed to be fixed or determinable. If the fee is not fixed or determinable, revenue is recognized as payments become due from the customer unless collection is not considered probable then revenue is recognized as payments are collected from the customer, provided that all other revenue recognition criteria have been met.

               Revenues from software licenses that require significant customization, integration and installation are recognized in accordance with Statement of Position 81-1, "Accounting for Performance of Construction - Type and Certain Production Type Contracts" ("SOP 81-1"), using contract accounting on a completed contract method. After delivery, if uncertainty exists about customer acceptance of the software, license revenue is not recognized until acceptance. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are first determined, in the amount of the estimated loss on the entire contract. As of December 31, 2005, no such estimated losses were identified.

                                          ZONE 4 PLAY, INC. AND ITS SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS, EXCEPT SHARE DATA

NOTE 2: - SIGNIFICANT ACCOUNTING POLICIES (CONT.)

               The Company is entitled to royalties from revenue sharing arrangements upon sublicensing of the Company's products to end-users. The Company recognizes royalties from revenue sharing arrangements during the period based on reports obtained from its customers through the reporting period that are available for the Company on a timely basis.

          k.   Research and development costs:

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

          l.   Income taxes:

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

          m.   Concentrations of credit risk:

               Financial instruments that potentially subject the Company and its subsidiaries to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. The majority of the Company's cash and cash equivalents are invested in dollar instruments with major banks in Israel, the United Kingdom and the United States. Such cash and cash equivalents in the United States may be in excess of insured limits and are not insured in other jurisdictions. Management believes that the financial institutions that hold the Company's investments are financially sound and accordingly, minimal credit risk exists with respect to these investments.

               Trade receivables of the Company and its subsidiaries are derived from sales to customers located primarily in the U.S., U.K. and Israel. The Company performs ongoing credit evaluations of its customers and to date has not experienced any material losses.

               The Company and its subsidiaries have no off-balance-sheet concentration of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

                                          ZONE 4 PLAY, INC. AND ITS SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS, EXCEPT SHARE DATA

NOTE 2: - SIGNIFICANT ACCOUNTING POLICIES (CONT.)

          n.   Fair value of financial instruments:

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

          o.   Basic and diluted net loss per share:

               Basic net loss per share is computed based on the weighted average number of Ordinary shares outstanding during each year. Diluted net loss per share is computed based on the weighted average number of Ordinary shares outstanding during each year, plus the dilutive potential of Ordinary shares considered outstanding during the year, in accordance with SFAS No. 128, "Earnings Per Share" ("SFAS No. 128").

          p.   Impact of recently issued Accounting Standards:

               On December 16, 2004, the Financial Accounting Standards Board issued Statement No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)"), which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123 permitted, but did not require, share-based payments to employees to be recognized based on their fair values while SFAS 123(R) requires all share-based payments to employees to be recognized based on their fair values. SFAS 123(R) also revises, clarifies and expands guidance in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods. The new Standard will be effective for the Company in the first fiscal year beginning after January 1, 2006.

               The impact of the adoption of SFAS 123(R), related to future grants, cannot be predicted at this time, as it depends on levels of share-based payments for future grant. However, related to previous grants, had the Company adopted SFAS 123(R) in prior periods, the impact of that Standard would have approximated the impact of SFAS 123, as described in the disclosure of the pro forma net loss and net loss per share in Note 2i.

               In March 2005, the SEC released SEC Staff Accounting Bulletin No. 107, "Share-Based Payment" ("SAB 107"). SAB 107 provides the SEC staff's position regarding the application of SFAS 123R and contains interpretive guidance related to the interaction between SFAS 123R and certain SEC rules and regulations, and also provides the SEC staff's views regarding the valuation of share-based payment arrangements for public companies. SAB 107 highlights the importance of disclosures made relating to the accounting for share-based payment transactions. The Company is currently reviewing the effect of SAB 107, however, it believes that SAB 107 will not have a material effect on its financial position, results of operation or cash flows.

                                          ZONE 4 PLAY, INC. AND ITS SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS, EXCEPT SHARE DATA

NOTE 2: - SIGNIFICANT ACCOUNTING POLICIES (CONT.)

               In May 2005, the FASB issued Statement of Financial Accounting Standard No. 154 ("SFAS 154"), "Accounting Changes and Error Corrections", a replacement of APB No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements". SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. APB No. 20 previously required that most voluntary changes in accounting principles be recognized by including in net income for the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 requires retroactive application to prior periods' financial statements of a voluntary change in accounting principles unless it is impracticable. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

NOTE 3: - OTHER ACCOUNTS RECEIVABLE, PREPAID EXPENSES AND RELATED PARTIES

                                                               DECEMBER 31,
                                                          ---------------------
                                                             2005        2004
                                                          ---------   ---------

          Government authorities                          $  19,220   $  29,010
          Prepaid expenses and other                         62,118      15,056
          Related parties                                    38,848           -
                                                          ---------   ---------

                                                          $ 120,186   $  44,066
                                                          ---------   ---------

NOTE 4: - PROPERTY AND EQUIPMENT, NET

          Cost:
             Computers and peripheral equipment           $ 894,453   $ 236,957
             Leasehold improvements                          34,781       9,992
             Electronic devices                              66,242      40,906
                                                          ---------   ---------

                                                            995,476     287,855
                                                          ---------   ---------

          Accumulated depreciation:
             Computers and peripheral equipment             256,612      72,588
             Leasehold improvements                           6,265         395
             Electronic devices                               7,771       3,120
                                                          ---------   ---------

                                                            270,648      76,103
                                                          ---------   ---------

          Depreciated cost                                $ 724,828   $ 211,752
                                                          =========   =========

          Depreciation expenses were $ 194,545, $ 47,421 and $ 22,291 for the years ended December 31, 2005, 2004 and 2003, respectively, and $ 269,998 for the period from April 2,2001 (commencement of operations) through December 31, 2005.

                                          ZONE 4 PLAY, INC. AND ITS SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS, EXCEPT SHARE DATA

NOTE 5: - ACQUIRED TECHNOLOGY, NET

          Acquired technology from the acquisition of the business from MIX TV in April 2005 (see Note 1d).

                                                               DECEMBER 31,
                                                       -------------------------
                                                           2005          2004
                                                       -----------    ----------

          Cost                                         $ 1,000,000    $        -
          Accumulated amortization                         226,027             -
                                                       -----------    ----------

          Amortized cost                               $   773,973    $        -
                                                       ===========    ==========

          Amortization expenses amounted to $ 226,027 for the year ended December 31, 2005.

          Estimated amortization expenses for the year ended:
          DECEMBER 31,
          ------------

          2006                                                        $  333,333
          2007                                                        $  333,333
          2008                                                        $  107,307

NOTE 6: - SHORT-TERM BANK CREDIT

                                                        INTEREST RATE           DECEMBER 31,
                                                     -------------------   ---------------------
                                                       2005      2004        2005        2004
                                                     -------   ---------   ---------   ---------
                                                             %
                                                     -------------------
Short-term bank credit linked to New
   Israeli Shekel (NIS)                              8.0-9.0   8.2- 12.8   $  17,747   $  10,112
                                                                           =========   =========

(1)    Total authorized credit lines                                       $  21,725   $  23,213
                                                                           =========   =========
(2)    Weighted average interest rate at
       the end of the year (NIS)                                                 8.0%        8.2%
                                                                           =========   =========

                                          ZONE 4 PLAY, INC. AND ITS SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS, EXCEPT SHARE DATA

NOTE 7: - COMMITMENTS AND CONTINGENT LIABILITIES

          Lease commitments:

          The Company leases its facilities under lease agreements in Israel, which will expire in December 2009. The rent of this property increases once every 12 months by 5% of the space rate. Future minimum commitments under non-cancelable operating leases as of December 31, 2005 are as follows:

                                                                RENTAL OF
          YEAR ENDING DECEMBER 31,                               PREMISES
          ------------------------                            -------------

          2006                                                $      92,787
          2007                                                       96,076
          2008                                                       99,530
          2009                                                       96,810
                                                              -------------

                                                              $     385,203
                                                              =============

          Total rent and other attendant expenses for the years ended December 31, 2005, 2004 and 2003 were approximately $ 86,100, $ 21,947 and $
          19,570, respectively, and $ 153,203 for the period from April 2, 2001(commencement of operations) through December 31, 2005.

NOTE 8: - GEOGRAPHIC INFORMATION AND MAJOR CUSTOMERS

          a.   Summary information about geographic areas:

               The Company manages its business on the basis of one reportable segment (see Note 1 for a brief description of the Company's business) and follows the requirements of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information".

               The following is a summary of revenues within geographic areas, based on customer's location:

                                                                               PERIOD FROM APRIL
                                                                                   2, 2001
                                                                               (COMMENCEMENT OF
                                                                                   OPERATION)
                                            YEAR ENDED DECEMBER 31,            THROUGH DECEMBER
                                   -----------------------------------------          31,
                                     2005           2004           2003               2005
                                   ------------   -----------   ------------   -----------------
United Kingdom                     $    507,602   $   568,347   $    153,857   $       1,229,806
United States                           340,392       154,606              -             494,998
Australia                               175,000             -              -             175,000
Israel                                   31,879        34,822          5,687             265,924
Cyprus                                        -             -        380,000             380,000
Holland and other                         7,547        10,849         14,163              32,559
                                   ------------   -----------   ------------   -----------------

                                   $  1,062,420   $   768,624   $    553,707   $       2,578,287
                                   ============   ===========   ============   =================

               All long-lived assets are located in Israel at the Company's premises.

                                          ZONE 4 PLAY, INC. AND ITS SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS, EXCEPT SHARE DATA

NOTE 8: - GEOGRAPHIC INFORMATION AND MAJOR CUSTOMERS (CONT.)

          b.   Major customer data as percentage of total revenues:

                                                              2005  2004  2003
                                                              ----  ----  ----

               Customer A                                       24%   38%   23%
               Customer B -                                     19%    -     -
               Customer C                                       14%    -     -
               Customer D                                       11% *) -  *) -
               Customer E                                       11%    -     -
               Customer F (related party)                        -    26%    -
               Customer G                                     *) -    11%    -
               Customer H                                        -     -    69%

               *)   Represents an amount lower than 10%.

NOTE 9: - SHARE CAPITAL

          a.   Shareholders' rights:

               The shares of Common stock confer upon the holders the right to elect the directors and to receive notice to participate and vote in the general meetings of the Company, and the right to receive dividends, if and when declared.

          b.   Private placement:

               1. In April 2001, upon commencement of operations, the Company issued 104,314 shares of Common stock of $ 0.001 par value in consideration of $ 0.1 and in addition was obligated to issue 10,321,876 shares of its Common stock to its founders. These shares were issued in August 2003 (9,233,880 shares), in September 2003 (734,371 shares) and in November 2003 (353,625 shares). All Common stock and per share amounts have been adjusted to give retroactive effect to these issuances of shares totaling 10,426,190, as described in note 1c.

               2. In April 2004, the Company completed a $ 1.2 million private placement, consisting of 1,497,252 shares of its Common stock of $ 0.001 par value and two warrants to purchase one share of Common stock each. One warrant is exercisable for 24 months at a price of $ 1.85 per share and one warrant is exercisable for 36 months at a price of $ 2.50 per share. The purchase price for each Common stock and two warrants was $ 0.80. The private placement agreement was signed with a group of institutional and individual investors.

                    According to the private placement, the Company has no obligation to register the shares that would derive from exercising the warrants.

                                          ZONE 4 PLAY, INC. AND ITS SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS, EXCEPT SHARE DATA

NOTE 9: - SHARE CAPITAL (CONT.)

               3. In April 2004, the Company issued 44,348 shares of Common stock to a service provider, pursuant to his service agreement. Expense in the amount of $ 39,914 was recorded in the Company's statements of operations, based on the market share price at the date of grant.

               4. On August 17, 2004, the Company issued 22,222 shares of Common stock to a service provider, pursuant to his service agreement. Expense in the amount of $ 12,000 was recorded in the Company's statements of operations, based on the market share price at the date of grant.

               5. On August 17, 2004, the Company completed a $ 1 million private placement consisting of 1,000,000 shares of its Common stock of $ 0.001 par value and two warrants to purchase one share of Common stock each. One warrant is exercisable for 24 months at a price of $ 2.00 per share and one warrant is exercisable for 36 months at a price of $
                    2.50 per share. The purchase price for each Common stock and two warrants was $ 1.

                    According to the private placement, the Company has no obligation to register the shares that would derive from exercising the warrants.

               6. On January 27, 2005, the Company completed a private placement, pursuant to which it sold an aggregate of 2,659,998 shares of Common stock for aggregate gross proceeds of $ 3,989,999, in two steps (January 3 and January
                    27). In connection with the aforementioned private placement the Company issued to its investment bank 25,000 warrants exercisable until December 31, 2007 at a price of $ 0.80 per share, and 53,200 warrants exercisable until December 31, 2007 at a price of $ 1.50 per share, in compensation for services related to this investment.

               7. On January 3, 2005 and April 20, 2005, the Company issued 50,000 and 50,000 shares of common stock respectively to a service provider, pursuant to a consulting contract. Expenses in the amounts of $ 69,000 and $ 79,500, respectively, were recorded in the Company's statements of operations, based on the market share price at the date of grant.

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

NOTE 9: - SHARE CAPITAL (CONT.)

          d.   Stock option plans:

               1. On November 23, 2004, the Company adopted the 2004 Global Share Option Plan (the "2004 Global Share Option Plan"). The 2004 Global Share Option Plan is intended to provide incentives to employees, directors and consultants by providing them with opportunities to purchase shares of the Company's common stock. Under the terms of the 2004 Global Share Option Plan, it is effective as of November 23, 2004 and terminates at the end of ten years from such date. The Company has reserved 5,000,000 authorized but unissued shares of common stock to be issued under the 2004 Global Share Option Plan.

                    The exercise price of the options granted under the plans may not be less than the nominal value of the shares into which such options are exercised. The options vest primarily over three years. Any options that are forfeited or not exercised before expiration become available for future grants.

               2. On December 31, 2004, the board of directors issued an aggregate of 1,460,000 options under the 2004 Global Share Option Plan to various employees. 1,300,000 of these options are exercisable at a price of $ 0.55 per share and 160,000 of such options are exercisable at $ 1.00 per share. All of the options expire on December 31, 2014.

               3. On December 30, 2005, the board of directors issued an aggregate of 370,000 options under the 2004 Global Share Option Plan to various employees. All of these options are exercisable at a price of $ 0.70 per share. All of the options expire on December 31, 2015.

               4. On February 15, 2005, the Company has signed an agreement with a non-employee director. Pursuant to the terms of the agreement, the Company will pay an annual director's fee of $ 7,000, payable in quarterly installments and an additional $ 750 per each board meeting. In addition, the Company agreed to grant an option to purchase up to 192,261 shares of common stock of the Company under the terms of the Company's option plan. The exercise price for the shares subject to the option is $ 1.368 per share of common stock of the Company on the date of the grant. The options were forfeited during 2005.

               5. On March 31, 2005, the Company granted to two of its non-employee directors, an option under the terms of the Company's option plan, to purchase 192,261 shares of Common stock of the Company at an exercise price of $ 1 per share. Each director's right to exercise such option will vest in three equal annual installments during a period of three years commencing in May 2005, provided that the Company's agreement with such director does not terminate earlier. The Company recorded in 2005 deferred stock compensation in the amount of $ 307,618 in respect of those options.

                                          ZONE 4 PLAY, INC. AND ITS SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS, EXCEPT SHARE DATA

NOTE 9: - SHARE CAPITAL (CONT.)

               6. A summary of the Company's share option activity to employees and directors, and related information is as follows:

                                                  YEAR ENDED DECEMBER 31,
                                      ---------------------------------------------
                                               2005                    2004
                                      ---------------------   ---------------------
                                                   WEIGHTED                WEIGHTED
                                                   AVERAGE                 AVERAGE
                                        NUMBER     EXERCISE     NUMBER     EXERCISE
                                      OF OPTIONS    PRICE     OF OPTIONS    PRICE
                                      ----------   --------   ----------   --------
                                                      $                       $
                                                   --------                --------
Outstanding at the
   beginning of the year               1,460,000       0.60            -          -

Granted                                  946,783       0.96    1,460,000       0.60
Forfeited                                212,261       1.33            -          -
                                      ----------              ----------

Outstanding at the end of the year     2,194,522       0.68    1,460,000       0.60
                                      ==========   ========   ==========   ========

Options exercisable at the
   end of the year                       979,852       0.63      325,001       0.60
                                      ==========   ========   ==========   ========

                    The options outstanding as of December 31, 2005, have been classified by ranges of exercise price, as follows:

                                                                          WEIGHTED
                    OPTIONS      WEIGHTED                   OPTIONS       AVERAGE
                 OUTSTANDING      AVERAGE      WEIGHTED   EXERCISABLE     EXERCISE
                    AS OF        REMAINING     AVERAGE       AS OF         PRICE OF
                 DECEMBER 31,   CONTRACTUAL    EXERCISE   DECEMBER 31,     OPTIONS
EXERCISE PRICE       2005       LIFE (YEARS)    PRICE         2005       EXERCISABLE
--------------   ------------   ------------   --------   ------------   -----------
     $                                             $                         $
--------------                                 --------                  -----------
     0.55           1,300,000              9       0.55        791,669          0.55
     0.70             370,000             10       0.70         13,333          0.70
     1.00             524,522           9.18       1.00        174,850          1.00
                 ------------                             ------------

                    2,194,522           9.21       0.68        979,852          0.63
                 ============   ============   ========   ============   ===========

                    The weighted average fair values of the options granted to the employees of the Company whose exercise price is equal to or less than the market price of the shares of the Company at the date of grant are as follows:

                               WEIGHTED AVERAGE FAIR         WEIGHTED AVERAGE
                                      VALUE                   EXERCISE PRICE
                              -----------------------     -----------------------
                                2005          2004            2005        2004
                              ----------   ----------     ----------   ----------
Equal to market price at
   dates of grant             $    0.317   $        -     $      0.7   $        -
Less than market price at
   dates of grant             $    1.141   $    1.140     $    1.123   $    0.599

                                          ZONE 4 PLAY, INC. AND ITS SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS, EXCEPT SHARE DATA

NOTE 9: - SHARE CAPITAL (CONT.)

               7. On December 22, 2005, the board of directors issued options to purchase 114,953 shares of common stock under the 2004 Global Share Option Plan to a service provider exercisable at a price of $ 0.001 per share. The options were exercised at the same day. Therefore, the expenses in the amount of $ 80,467 were recorded in the Company's statements of operations on the grant day.

NOTE 10: - RELATED PARTY TRANSACTIONS

          On February 22, 2005, the Company signed an agreement with Two Way Media Limited ("TWM") and a related party- Winner.Com (UK) Limited ("Winner") to enter into an Interactive Services Agreement (the "Agreement"). TWM, entered into an agreement with the Company and Winner to provide client-side game applications, server-side software for the management of such platforms and project management support and technical services using Winner's trademark and brand. Each party is entitled to a certain profit share, based on the kind of platform pursuant to which the profit was generated and the amount of profit generated. There was no revenue that was recognized from the related party during 2005.

          During the years 2003 and 2004 the Company sold software application as part of it's regular course of business in two the separate agreements to two of its related parties.

NOTE 11: - INCOME TAXES

          a. Measurement of taxable income under the Income Tax Law (Inflationary Adjustments), 1985:

               Results for tax purposes of the Israeli subsidiaries are measured in terms of earnings in NIS, after certain adjustments for increases in the Israeli Consumer Price Index ("CPI"). As explained in Note 2b, the financial statements are measured in U.S. dollars. The difference between the annual change in the Israeli CPI and in the NIS/dollar exchange rate causes a further difference between taxable income and the income before taxes shown in the financial statements. In accordance with paragraph 9(f) of SFAS No. 109, the Israeli subsidiaries have not provided deferred income taxes on the difference between the functional currency and the tax bases of assets and liabilities.

               Israeli tax reform:

               On January 1, 2003, a comprehensive tax reform took effect in Israel. Pursuant to the reform, resident companies are subject to Israeli tax on income accrued or derived in Israel or abroad. In addition, the concept of "controlled foreign corporation" was introduced, according to which an Israeli company may become subject to Israeli taxes on certain income of a non-Israeli subsidiary if the subsidiary's primary source of income is passive income (such as interest, dividends, royalties, rental income or capital gains). The tax reform also substantially changed the system of taxation of capital gains.

                                          ZONE 4 PLAY, INC. AND ITS SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS, EXCEPT SHARE DATA

NOTE 11: - INCOME TAXES (CONT.)

          b.   loss before taxes on income:

                                          YEAR ENDED DECEMBER 31,
                                   -------------------------------------
                                       2005          2004         2003
                                   -----------   -----------   ---------

               Domestic            $ 3,267,999   $ 1,759,724   $ 283,522
               Foreign                 695,476       161,153     158,890
                                   -----------   -----------   ---------

                                   $ 3,963,475   $ 1,920,877   $ 442,412
                                   ===========   ===========   =========

          c.   Taxes on income:

               Taxes on income consist of the following:

               Current:
                 Domestic          $         -   $         -    $      -
                 Foreign                 1,900             -           -
                                   -----------   -----------   ---------

               Taxes on income     $     1,900   $         -    $      -
                                   ===========   ===========   =========

          d.   Deferred income taxes:

               Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company and its subsidiaries' deferred tax assets are as follows:

                                                     DECEMBER 31,
                                             ---------------------------
                                                 2005           2004
                                             ------------   ------------

               Operating loss carryforward    $ 2,226,194   $    985,723
               Tax withholding                     10,255              -
               Reserves and allowances             22,629         33,628
                                             ------------   ------------

               Deferred tax asset before
                 valuation allowance            2,259,078      1,019,351
               Valuation allowance             (2,259,078)    (1,019,351)
                                             ------------   ------------

               Net deferred tax asset        $          -   $          -
                                             ============   ============

               On December 31, 2005, the Company and its subsidiaries have provided valuation allowances of $ 2,259,078 in respect of deferred tax assets resulting from tax loss carryforwards and other temporary differences. Management currently believes that since the Company and its subsidiaries have a history of losses it is more likely than not that the deferred tax regarding the loss carryforwards and other temporary differences will not be realized in the foreseeable future. The change in valuation allowance was $ 1,239,757.

                                          ZONE 4 PLAY, INC. AND ITS SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS, EXCEPT SHARE DATA

NOTE 11: - INCOME TAXES (CONT.)

            e.    Net operating losses carryforwards:

                  The US subsidiaries have accumulated losses for tax purposes as of December 31, 2005, in the amount of $ 5,665,514, which may be carried forward and offset against taxable income, and which expires during the years 2022 through 2025.

                  Utilization of U.S. net operating losses may be subject to substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

                  Zone4Play Ltd., has accumulated losses for tax purposes as of December 31, 2005, in the amount of approximately $ 60,987 which may be carried forward and offset against taxable income in the future, for an indefinite period.

                  MIX TV Ltd an Israeli subsidiary of the Company has accumulated losses for tax purposes as of December 31, 2005, in the amount of approximately $ 254,447 which may be carried forward and offset against taxable income in the future, for an indefinite period.

            f. The main reconciling items between the statutory tax rate of the Company and the effective tax rate are the non-recognition of the benefits from accumulated net operating losses carry forward among the various subsidiaries worldwide due to the uncertainty of the realization of such tax benefits.

            g.    Tax rates:

                  Taxable income of Israeli companies is subject to tax at the rate of 34% in 2005, 31% in 2006, 29% in 2007, 27% in 2008,
                  26% in 2009 and 25% in 2010 and thereafter.

NOTE 12: - FINANCIAL EXPENSES

                                                                          PERIOD FROM
                                                                         APRIL 2, 2001
                                                                         (COMMENCEMENT
                                                                         OF OPERATION)
                                           YEAR ENDED DECEMBER 31,          THROUGH
                                        ------------------------------    DECEMBER 31,
                                          2005       2004       2003         2005
                                        --------   --------   --------   -------------
Financial expenses:
   Interest, bank charges and
   fees, net                            $(14,238)  $ 18,067   $ 19,918   $      26,275
   Foreign currency translation
     differences                          14,332     22,829     23,754          58,860
                                        --------   --------   --------   -------------

                                        $     94   $ 40,896   $ 43,672   $      85,135
                                        ========   ========   ========   =============

                                          ZONE 4 PLAY, INC. AND ITS SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS, EXCEPT SHARE DATA

NOTE 13: - SUBSEQUENT EVENTS

            a. On January 15, 2006, the Company signed an agreement with a new non-employee director. Under which the Company granted an option to purchase up to 192,261 shares of common stock of the Company under the terms of the Company's option plan ("Option"). The exercise price for the shares subject to the Option is $ 1 per share of common stock of the Company on the date of grant. The Option vests in three equal annual installments, whereby the director has the right to purchase 1/3 of the shares subject to the Option at the expiration of the first, second and third year respectively from the date of the agreement, provided that the director remains a member of the Board of Directors at such time. In the event of termination of the agreement for cause at any time, the Option, if not exercised, shall terminate and be cancelled and non-exercisable.

            b. On February 2, 2006, the Company issued 30,000 shares of common stock to a service provider, pursuant to a service agreement. Therefore, an expense was recognized on the date of grant.

            c. On March 24, 2006, the Company completed a $ 4.5 million private placement consisting of 6,234,485 shares of its Common stock of $ 0.001 par value and one warrant to purchase one share of Common stock each. The purchase price for the Common stock and the warrant was $ 0.725. The warrant is exercisable for 36 months at a price of $ 1.125 per share. The Company agreed to prepare and file with the SEC a registration statement covering the resale of the common stock on or before May 9, 2006 for certain investors. If such registration statement covering the shares of common stock purchased by those certain investors is not declared effective within 120 days from the closing date, then the Company must pay those investors liquidated damages equal to 1% per month of the aggregate purchase price paid by them.

            d. On March 30, 2006, the Company completed a $ 2 million private placement consisting of 2,000,000 shares of its Common stock of $ 0.001 par value and one warrant to purchase one share of Common stock each. The purchase price for the Common stock and the warrant was $ 1. The warrant is exercisable for 36 months at a price of $ 1.35 per share. The Company agreed to prepare and file with the SEC a registration statement covering the resale of the common stock on or before May 15, 2006 for certain investors. If such registration statement covering the shares of common stock purchased by those certain investors is not declared effective within 120 days from the closing date, then the Company must pay those investors liquidated damages equal to 1% per month of the aggregate purchase price paid by them.