Form 10QSB
period 2006-03-31
ZONE 4 PLAY INC
filed 2006-05-15
CIK 1175442

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

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

                               Yes [_]     No [X]

The number of shares outstanding of the registrant's Common Stock, $0.001 par value, was 32,304,448 as of May 1, 2006.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.



                                ZONE 4 PLAY, INC.
                              AND ITS SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                              AS OF MARCH 31, 2006

                                 IN U.S. DOLLARS

                                    UNAUDITED


                                      INDEX

                                                                        PAGE
                                                                        -----

CONSOLIDATED BALANCE SHEET                                              2 - 3

CONSOLIDATED STATEMENTS OF OPERATIONS                                     4

CONSOLIDATED STATEMENTS OF CASH FLOWS                                     5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                              6 - 10

                                          ZONE 4 PLAY, INC. AND ITS SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------
U.S. DOLLARS

                                                               MARCH 31,
                                                                 2006
                                                              ----------
                                                               UNAUDITED
                                                              ----------
    ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                   $6,335,112
  Trade receivables                                               95,325
  Other accounts receivable, prepaid expenses,
    and related parties                                          109,796
                                                              ----------

TOTAL current assets                                           6,540,233
                                                              ----------

SEVERANCE PAY FUND                                               134,741
                                                              ----------

PROPERTY AND EQUIPMENT, NET                                      730,857
                                                              ----------

ACQUIRED TECHNOLOGY, NET                                         690,640
                                                              ----------

Total assets                                                  $8,096,471
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

                                                                    MARCH 31,
                                                                  ------------
                                                                      2006
                                                                  ------------
                                                                   UNAUDITED
                                                                  ------------
    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
  Short-term bank credit                                          $     10,044
  Trade payables                                                       335,627
  Employees and payroll accruals                                       343,462
  Accrued expenses and other liabilities                               133,648
                                                                  ------------

TOTAL current liabilities                                              822,781
                                                                  ------------

ACCRUED SEVERANCE PAY                                                  333,015
                                                                  ------------

TOTAL liabilities                                                    1,155,796
                                                                  ------------

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY (DEFICIENCY):
  Common stock of $ 0.001 par value:
  Authorized: 75,000,000 shares at March 31, 2006 and 2005;
    Issued and outstanding: 32,304,448 and 23,250,010
    shares at March 31, 2006 and 2005, respectively                     32,304
  Additional paid-in capital                                        14,851,701
  Accumulated other comprehensive income (loss)                        (16,430)
  Deficit accumulated during the development stage                  (7,926,900)
                                                                  ------------

TOTAL stockholders' equity (deficiency)                              6,940,675
                                                                  ------------

TOTAL liabilities and stockholders' equity (deficiency)           $  8,096,471
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

                                                                                                         PERIOD FROM
                                                                                                          APRIL 2001
                                                                       THREE MONTHS ENDED               (COMMENCEMENT
                                                                             MARCH 31,                  OF OPERATIONS)
                                                                --------------------------------       THROUGH MARCH 31,
                                                                    2006                2005                2006
                                                                ------------        ------------        ------------
                                                                                    UNAUDITED
                                                                ----------------------------------------------------
Revenues:
  Software applications                                         $    184,361        $    150,424        $  2,058,308
  Sale of software applications to related party                           -                   -             704,340
                                                                ------------        ------------        ------------

Total revenues                                                       184,361             150,424           2,762,648
Cost of revenues                                                      97,616              11,065             817,614
                                                                ------------        ------------        ------------

Gross profit                                                          86,745             139,359           1,945,034
                                                                ------------        ------------        ------------

Operating expenses:
  Research and development                                           673,454             568,947           5,583,882
  Selling and marketing                                              169,795             235,045           1,849,509
  General and administrative                                         250,022             203,582           2,254,153
                                                                ------------        ------------        ------------

Total operating expenses                                           1,093,271           1,007,574           9,687,544
                                                                ------------        ------------        ------------

Operating loss                                                    (1,006,526)           (868,215)         (7,742,510)
Financial income (expenses), net                                       2,669               8,343             (82,465)
Taxes on income                                                            -                   -              (1,900)
                                                                ------------        ------------        ------------

Net loss                                                        $ (1,003,857)       $   (859,872)       $ (7,826,875)
                                                                ============        ============        ============

Basic and diluted net income (loss) per share                   $     (0.041)       $     (0.038)
                                                                ============        ============

Weighted average number of shares of Common stock used in
   computing basic and diluted net loss per share                 24,543,867          22,450,344
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

                                                                                                            PERIOD FROM
                                                                                                             APRIL 2001
                                                                          THREE MONTHS ENDED               (COMMENCEMENT
                                                                                 MARCH 31,                  OF OPERATIONS)
                                                                  ------------------------------------         THROUGH
                                                                        2006                2005           MARCH 31, 2006
                                                                    ------------        ------------        ------------
                                                                                          UNAUDITED
                                                                    -----------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                          $ (1,003,857)       $   (859,872)       $ (7,826,875)
  Adjustments required to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                        162,404              28,294             658,429
    Loss from sale of property                                                 -                   -               1,702
    Increase in trade and other accounts receivable prepaid
       expenses, and related parties                                      48,110              (9,797)           (205,187)
    Amortization of deferred compensation                                179,643             114,900             998,109
    Increase (decrease) in trade payables                                (94,410)            (19,512)            335,628
    Increase (decrease) in employees and payroll accruals                 (5,738)            (40,586)            343,462
    Increase (decrease) in accrued expenses and other
       liabilities                                                       (26,684)            (78,156)             18,420
    Accrued severance pay, net                                             4,246              13,683             198,274
    Compensation related to issuance of common stock to a
       service provider                                                   18,000              69,000             298,881
                                                                    ------------        ------------        ------------

Net cash used in operating activities                                   (718,286)           (782,046)         (5,179,157)
                                                                    ------------        ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                      (5,019)           (178,968)           (966,401)
                                                                    ------------        ------------        ------------

Net cash used in investing activities                                     (5,019)           (178,968)           (966,401)
                                                                    ------------        ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of shares in respect of reverse acquisition (1)                     -                   -               4,391
  Issuance of shares and warrants, net                                 6,462,001           3,846,657          12,482,599
  Short-term bank credit, net                                             (7,703)             14,444              10,044
                                                                    ------------        ------------        ------------

Net cash provided by financing activities                              6,454,298           3,861,101          12,497,034
                                                                    ------------        ------------        ------------

Effect of exchange rate changes on cash and cash equivalents                  84                 432             (16,364)
                                                                    ------------        ------------        ------------

Increase in cash and cash equivalents                                  5,731,077           2,900,519           6,335,112
Cash and cash equivalents at the beginning of the period                 604,035             144,077                   -
                                                                    ------------        ------------        ------------

Cash and cash equivalents at the end of the period                  $  6,335,112        $  3,044,596        $  6,335,112
                                                                    ============        ============        ============

NON-CASH TRANSACTION
  Purchase of property and equipment                                $     80,081        $          -        $    115,227
                                                                    ============        ============        ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
  Cash paid during the period for:
  Interest                                                          $        680        $        491        $     24,924
                                                                    ============        ============        ============

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

NOTE 1:- GENERAL

     a. Zone4Play Inc. ("the Company") was incorporated under the laws of the State of Nevada on April 23, 2002 as Old Goat Enterprises, Inc. On February 1, 2004, the Company acquired Zone4Play, Inc. ("Zone4Play (Delaware))" (see b. below), which was incorporated under the laws of the State of Delaware on April 2, 2001, and subsequently changed the Company's name to Zone4Play, Inc., a Nevada corporation. The Company develops and markets interactive games applications for Internet, portable devices and interactive TV platforms.

          The Company conducts its operations and business with and through its wholly-owned subsidiary, Zone4Play (Delaware), and its wholly-owned subsidiaries Zone4Play Limited, an Israeli corporation incorporated in July 2001, which is engaged in research and development and marketing of the applications, and Zone4Play (UK) Limited, a United Kingdom corporation, incorporated in November 2002, which is engaged in marketing of the applications, and MixTV Ltd., an Israeli corporation which develops and markets participation TV games applications.

          The Company's shares of common stock are currently traded on the OTC Bulletin Board under the trading symbol "ZFPI.OB."

     b. According to the agreement between the Company and Zone4Play (Delaware), the Company issued 10,426,190 shares of common stock to the former holders of equity interest in Zone4Play (Delaware). The acquisition has been accounted for as a reverse acquisition, whereby the Company was treated as the acquiree and Zone4Play (Delaware) as the acquirer, primarily because Zone4Play (Delaware) shareholders owned a majority, approximately 58% of the Company's common stock, upon completion of the acquisition. Immediately prior to the consummation of the transaction, the Company had no material assets and liabilities, hence the reverse acquisition is treated as a capital stock transaction in which Zone4Play (Delaware) is deemed to have issued the common stock held by the Company shareholders for the net assets of the Company. The historical financial statements of Zone4Play (Delaware) became the historical financial statements of the Company.

     c. The Company and its subsidiaries are devoting substantially all of their efforts toward conducting research, development and marketing of their software. The Company's and its subsidiaries' activities also include raising capital and recruiting personnel. In the course of such activities, the Company and its subsidiaries have sustained operating losses and expect such losses to continue in the foreseeable future. The Company and its subsidiaries have not generated sufficient revenues and have not achieved profitable operations or positive cash flow from operations. The Company's accumulated deficit during the development stage aggregated to $ 7,926,900 as of March 31, 2006. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis.

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

NOTE 1:- GENERAL

     d. On January 15, 2006, the Company signed an agreement with a new non-employee director. Under which the Company granted an option to purchase up to 192,261 shares of common stock of the Company under the terms of the Company's option plan ("Option"). The exercise price for the shares subject to the Option is $ 1 per share of common stock of the Company on the date of grant. The Option vests in three equal annual installments, whereby the director has the right to purchase 1/3 of the shares subject to the Option at the expiration of the first, second and third year respectively from the date of the agreement, provided that the director remains a member of the Board of Directors at such time. In the event of termination of the agreement for cause at any time, the Option, if not exercised, shall terminate and be cancelled and non-exercisable.

     e. On February 2, 2006, the Company issued 30,000 shares of common stock to a service provider, pursuant to a service agreement. Therefore, an expense was recognized on the date of grant, according to EITF 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services".

     f. On March 24, 2006, the Company completed a $4.5 million private placement consisting of 6,234,485 units consisting of one share of its common stock of $ 0.001 par value and one warrant to purchase one share of common stock each. The purchase price per unit for the common stock and the warrant was $ 0.725. Each warrant is exercisable for 36 months at a price of $ 1.125 per share. The Company agreed to prepare and file with the Securities and Exchange Commission ("SEC") a registration statement covering the resale of the common stock on or before May 9, 2006 for certain investors. If such registration statement covering the shares of common stock purchased by those certain investors is not declared effective within 120 days from the closing date, then the Company must pay those investors liquidated damages equal to 1% per month of the aggregate purchase price paid by them. On May 4, 2006 the Company filed a registration statement covering the resale of the shares and the shares underlying the warrants.

     g. On March 30, 2006, the Company completed a $2 million private placement consisting of 2,000,000 units consisting of one share of its common stock of $ 0.001 par value and one warrant to purchase one share of Common stock each. The purchase price per unit for the common stock and the warrant was $1. Each warrant is exercisable for 36 months at a price of $ 1.35 per share. The Company agreed to prepare and file with the SEC a registration statement covering the resale of the common stock on or before May 15, 2006 for certain investors. If such registration statement covering the shares of common stock purchased by those certain investors is not declared effective within 120 days from the closing date, then the Company must pay those investors liquidated damages equal to 1% per month of the aggregate purchase price paid by them. On May 4, 2006 the Company filed a registration statement covering the resale of the shares and the shares underlying the warrants.

     h.   Concentration of risk that may have a significant impact on the
          Company:

          The Company derived 82% of its revenues from 3 major customers (see
          Note 4b).

                                          ZONE 4 PLAY, INC. AND ITS SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES

     a. The significant accounting policies applied in the annual consolidated financial statements of the Company as of December 31, 2005 are applied consistently in these consolidated financial statements.

     b. These financial statements should be read in conjunction with the audited annual financial statements of the Company as of December 31, 2005 and their accompanying notes.

     c.   Accounting for stock-based compensation

          Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standard ("SFAS") No. 123R, "Share-Based Payment" ("SFAS 123(R)"), which requires the Company to measure all employee stock-based compensation awards using a fair value method and record the related expense in the financial statements. The Company elected to use the modified prospective method of adoption which requires that compensation expense be recorded in the financial statements over the expected requisite service period for any new options granted after the adoption of SFAS 123(R) as well as for existing awards for which the requisite service has not been rendered as of the date of adoption and requires that prior periods not be restated.

          The following table shows the total stock-based compensation charge included in the Consolidated Statement of Earnings:

                                                             THREE MONTHS
                                                                 ENDED
                                                               MARCH 31,
                                                               ---------
                                                                 2006
                                                               ---------
                                                              (UNAUDITED)
                                                               ---------

          Research and development expenses                       79,887
          Sales and marketing expenses                            27,122
          General and administrative expenses                     72,634
                                                               ---------
          Total                                                $ 179,643
                                                               =========

          Under SFAS 123(R), the charge has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123(R). The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                          ZONE 4 PLAY, INC. AND ITS SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES (CONT.)

                                                      THREE MONTHS ENDED
                                                          MARCH 31,
                                                      ------------------
                                                            2006
                                                      ------------------
                                                          Unaudited
                                                      ------------------

Risk free interest                                         4.74%
Dividend yields                                              0%
Volatility                                                  63%
Expected forfeiture                                         10%
Expected life                                             6 years

          A summary of the Company's share option activity to employees and directors, and related information is as follows:

                                       THREE MONTHS ENDED MARCH 31,
                                 -----------------------------------------
                                         2006                2005
                                 ------------------     ------------------
                                      UNAUDITED             UNAUDITED
                                 ------------------     ------------------
                                            WEIGHTED               WEIGHTED
                                             AVERAGE                AVERAGE
                                   NUMBER   EXERCISE      NUMBER   EXERCISE
                                 OF OPTIONS   PRICE     OF OPTIONS   PRICE
                                 ----------   -----     ----------   -----
                                                $                      $
                                              -----                  -----
Outstanding at the
  beginning of the year          2,194,522     0.68     1,460,000     0.68

Granted                            192,261     1.00       576,783     1.12
Forfeited                           40,000     0.70        20,000     1.00
                                 ---------              ---------

Outstanding at the end of
  the quarter                    2,346,783     0.71     2,016,783     0.71
                                 =========     ====     =========     ====


Options exercisable at the
  end of the quarter             1,136,521     0.63       453,337     0.56
                                 =========     ====     =========     ====

                                          ZONE 4 PLAY, INC. AND ITS SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES (CONT.)

          The Company issues stock options to its employees, directors and certain consultants and provides the right to purchase stock pursuant to approved stock option and employee stock purchase programs. Prior to the adoption of SFAS 123(R) the Company elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Options Issued to Employees" and related interpretations (collectively "APB No. 25"), in accounting for its stock option plans. Under APB No. 25, when the exercise price of an employee stock option is less than the market price of the underlying stock on the date of grant, compensation expense is recognized. All options granted under these plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant.

          The following table illustrates the pro forma effect on net income and net income per share for the three months ended March 31, 2005 had we applied the fair value recognition provisions of SFAS No. 123:


                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                                  --------
                                                                    2005
                                                                  --------
                                                                  UNAUDITED
                                                                  --------

Net loss as reported                                              $859,872
                                                                  ========

   Deduct: stock-based employee compensation - intrinsic value     114,900

 Add: Total stock-based employee compensation expense
   determined under the fair value based method of SFAS No
   123 for all awards                                              147,687
                                                                  --------

Pro forma net loss                                                $892,659
                                                                  ========
   Net loss per share:
     Basic and diluted - as reported                              $  0.038
                                                                  ========

     Basic and diluted - pro forma                                $  0.040
                                                                  ========

          The Company applies Statement of Financial Accounting Standard No. 123 ("SFAS No.123") and EITF 96-18, "Accounting for Equity Instruments that Are Issued to Other than Employees for Acquiring or in Conjunction with Selling, Goods or Services" with respect to options and warrants issued to non-employees. SFAS No. 123 requires use of an option valuation model to measure the fair value of these options at the measurement date, as defined in EITF 96-18.

                                          ZONE 4 PLAY, INC. AND ITS SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS

NOTE 3:- BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (including non-recurring adjustments attributable to reorganization and severance and impairment) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005.

     The interim condensed consolidated financial statements incorporate the financial statements of the Company and all of its subsidiaries. All significant intercompany balances and transactions have been eliminated on consolidation.

     The significant accounting policies applied in the annual consolidated financial statements of the Company as of December 31, 2005, contained in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 11, 2006, have been applied consistently in these unaudited interim condensed consolidated financial statements.

NOTE 4:- SEGMENTS, CUSTOMERS AND GEOGRAPHIC INFORMATION

     Summary information about geographic areas:

     The Company manages its business on the basis of one reportable segment (see Note 1 for a brief description of the Company's business) and follows the requirements of Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information".

     a. The following is a summary of operations within geographic areas, based on the location of the customers:

                       THREE MONTHS ENDED
                           MARCH 31,
                    -----------------------
                      2006           2005
                    --------       --------
                        TOTAL REVENUES
                    -----------------------

England             $ 38,734       $103,506
Australia             87,500              -
United states         56,709         35,264
Others                 1,418         11,654
                    --------       --------

                    $184,361       $150,424
                    ========       ========

                                          ZONE 4 PLAY, INC. AND ITS SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS

NOTE 4:- SEGMENTS, CUSTOMERS AND GEOGRAPHIC INFORMATION (CONT)

     b.   Major customer data as a percentage of total revenues:

                                          2006          2005
                                      ------------   ----------

Customer A                                       -          59%
                                      ============   ==========
Customer B                                       -          13%
                                      ============   ==========
Customer C                                       -          11%
                                      ============   ==========
Customer D                                     47%           -
                                      ============   ==========
Customer E                                     21%           *)
                                      ============   ==========
Customer F                                     14%           *)
                                      ============   ==========

     *)   Represents an amount lower than 10%.

NOTE 5:- RECENTLY ISSUED ACCOUNTING STANDARDS

     In February 2006, the Financial Accounting Standard Board ("FASB") issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments" ("FAS 155"), which amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133") and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("FAS 140"). FAS 155 provides guidance to simplify the accounting for certain hybrid instruments by permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative, as well as clarifies that beneficial interests in securitized financial assets are subject to FAS 133. In addition, FAS 155 eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold under FAS 140. FAS 155 is effective for all financial instruments acquired, issued or subject to a new basis occurring after the beginning of an entity's first fiscal year that begins after September 15, 2006. We believe that the adoption of this statement will not have a material effect on our financial condition or results of operations.

     In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets" ("FAS 156"), which amends SFAS No. 140. FAS 156 provides guidance addressing the recognition and measurement of separately recognized servicing assets and liabilities, common with mortgage securitization activities, and provides an approach to simplify efforts to obtain hedge accounting treatment. FAS 156 is effective for all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity's fiscal year that begins after September 15, 2006, with early adoption being permitted. We believe that the adoption of this statement will not have a material effect on our financial condition or results of operations

NOTE 6:- SUBSEQUENT EVENTS

     a. On April 3, 2006, pursuant to Section 4(2) of the Securities Act of 1933, as amended, we issued to a company, which is owned by the Company's Chief Executive Officer, an option to buy 1,863,000 shares of the Company's common stock with an exercise price of $1.15 per share in consideration for services provided by the Chief Executive Officer to the Company. The option vests in the following manner:
          1,500,750 shares on July 1, 2006, two equal installments of 155,250 shares, one vests on October 1, 2006 and one vests on January, 1, 2007 and an installment of 51,750 shares on April 1, 2007.

     b. On April 27, 2006, the Company issued to two of its advisors warrants to purchase a total of 200,000 shares of the Company's common stock with an exercise price of $1.00 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD LOOKING STATEMENTS

This quarterly report on Form 10-QSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Federal securities laws, and is subject to the safe-harbor created by such Act and laws. Forward-looking statements may include our statements regarding our goals, beliefs, strategies, objectives, plans, including product and service developments, future financial conditions, results or projections or current expectations. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms, or other comparable terminology. These statements are subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those contemplated by the forward-looking statements. The business and operations of Zone 4 Play, Inc. are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this report. We undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect our business is described under the heading "Risk Related to Our Business" in Part I, Item 1, "Description of Business" of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005. Readers are also urged to carefully review and consider the various disclosures we have made in this report.

OVERVIEW

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

You should read the following discussion of our financial condition and results of operations together with the unaudited financial statements and the notes to unaudited financial statements included elsewhere in this report.

COMPANY HISTORY

Zone4Play, Inc. (hereinafter referred to as "Zone4Play", "the Company", "us" or "we") was incorporated under the laws of the State of Nevada on April 23, 2002, as Old Goat Enterprises, Inc. On February 1, 2004, Old Goat Enterprises, Inc. issued the shareholders of Zone 4 Play, Inc., a Delaware corporation ("Zone4Play Delaware"), 10,426,190 shares of common stock, in consideration for the entire share capital of Zone4Play Delaware. Immediately after the issuance, the shareholders of Zone4Play Delaware held 58% of the issued and outstanding share capital of Old Goat Enterprises, Inc., and subsequently changed its name to Zone 4 Play, Inc., a Nevada corporation. The transaction was accounted for as a reverse acquisition, whereby Old Goat was treated as the acquired company and Zone4Play Delaware as the acquirer. The historical financial statements of Zone4Play Delaware became our historical financial statements. We conduct our operations through our wholly owned subsidiaries, Zone4Play (Israel) Ltd., an Israeli corporation incorporated in July 2001, Zone4Play (UK) Limited, a United Kingdom corporation incorporated in November 2002, and Zone4Play Delaware. On April 27, 2005, pursuant to an agreement with NetFun Ltd., we increased our ownership percentage of the issued and outstanding share capital of MixTV Ltd. From 50.1% to 100%. Our shares of common stock are currently traded on the OTC Bulletin Board under the trading symbol "ZFPI.OB.".

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

We devote substantially all of our efforts toward conducting research, development and marketing of our software. In the course of these activities, we have sustained operating losses and expect such losses to continue in the foreseeable future. To date, we have not generated sufficient revenues to achieve profitable operations or positive cash flow from operations. As of March 31, 2006, we had an accumulated deficit of $7,926,900. There is no assurance that profitable operations, if ever achieved, will be sustained on a continuing basis. During the three months ended March 31, 2006, we derived approximately 82% of our revenues from three major customers.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THREE MONTHS ENDED MARCH 31, 2005

REVENUES AND COST OF REVENUES

Total revenues for the three months ended March 31, 2006 increased by 23% to $184,361 from $150,424 for the three months ended March 31, 2005. All such revenues were from sales of software applications and distribution rights. The increase in revenues from software applications was due to new contracts, such as contracts with Two Way TV Australia Limited, Two Way Media Limited and Winner.com (UK) Limited.

Cost of revenues for the three months ended March 31, 2006 increased by 782% to $97,616 from $11,065 for the three months ended March 31, 2005. The increase in the cost of revenues is attributable to amortization of the technology which was acquired on April 2005 by acquiring the minority shares in our SMS-TV subsidiary, MixTV Ltd. For the three months ended March 31, 2006, gross profit decreased by 38% to $86,745 when compared to gross profit of $139,359 for the three months ended March 30, 2005.

RESEARCH AND DEVELOPMENT

Research and development expenses for the three months ended March 31, 2006 increased by 18% to $673,454 from $568,947 for the three months ended March 31, 2005. The increase is primarily attributable to the our new projects in the United Kingdom and the United States, which involve adapting our software to new systems and platforms (ITV, mobile, internet, and SMS-TV by our subsidiary, MixTV Ltd.), recruitment of employees, increased general and administrative expenses allocated to the research and development department due to its growth and due to accounting changes as a result of adopting SFAS 123R effective January 1, 2006.

SALES AND MARKETING

Sales and marketing expenses for the three months ended March 31, 2006 decreased by 28% to $169,795 from $235,045 for the three months ended March 31, 2005. The decrease in sales and marketing expenses is primarily attributable to decreased participation in trade shows and a decrease in marketing travel to the US and the UK, offset by accounting changes related to the adoption of SFAS 123R effective January 1, 2006.

GENERAL AND ADMINISTRATIVE

General and administrative expenses for the three months ended March 31, 2006 increased by 23% to $250,022 from $203,582 for the three months ended March 31, 2005. The increase in general and administrative expenses is primarily attributable to recruitment of employees, additional expenses in relation to the possible admission of our shares to trade on AIM, a market operated by the London Stock Exchange plc and due to accounting changes as a result of adopting SFAS 123R effective January 1, 2006.

NET LOSS

Net loss for the three months ended March 31, 2006 was $1,003,857 as compared to net loss of $859,872 for the three months ended March 31, 2005. Net loss per share for the three months ended March 31, 2006 was $0.041 as compared to $0.038 for the three months ended March 31, 2005. The net loss increased for the three months ended March 31, 2006 mainly due to the increase in the operating expenses. Our weighted average number of shares of common stock used in computing basic and diluted net loss per share for the three months ended March 31, 2006 was 24,543,867 compared with 22,450,344 for the three months ended March 31, 2005. The increase was due to the issuance of additional shares in two private placements, as discussed further below.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2006, total current assets were $6,540,233 and total current liabilities were $822,781. On March 31, 2006, we had a working capital surplus of $5,717,452 and an accumulated deficit of $7,926,900. We finance our operations and plan to continue doing so with a combination of stock issuances and revenues from product sales. We had working capital of $5,717,452 on March 31, 2006 compared with a working capital deficit of $20,093 on December 31, 2005. Cash and cash equivalents on March 31, 2006 were $6,335,112, an increase of $5,731,077 from the $604,035 reported on December 31, 2005. Cash balances increased in the three months ended March 31, 2006 primarily as a result of the stock issuances described below, offset by the increase in our net loss for the three months ended March 31, 2006.

Operating activities used cash of $718,286 in the three months ended March 31, 2006. Cash used by operating activities in the three months ended March 31, 2006 results primarily from a net loss of $1,003,857, a $5,738 increase in employee payroll accruals, a $26,684 increase in accrued expenses and other liabilities offset by a $179,643 increase in amortization of deferred compensation, $162,404 of depreciation, of which $83,333 is related to amortization of acquired technology, and $18,000 of compensation related to issuance of common stock to a service provider.

Investing activities used cash of $5,019 in the three months ended March 31, 2006. Cash used by investing activities in the three months ended March 31, 2006 results from the purchase of computer and software equipment.

Financing activities generated cash amount of $6,454,298 during the three months ended March 31, 2006. Cash provided by financing activities for the three month period ended March 31, 2006 results primarily from stock issuances offset slightly by repayments of short term bank credit.

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

Pursuant to the terms and conditions of Registration Rights Agreements between us and the March 24 Investors and between us and the March 30 Investors, we agreed to prepare and file a registration statement with the Securities and Exchange Commission covering the resale of the March 24 Shares and the shares underlying the March 24 Warrants, and the March 30 Shares and the shares underlying the March 30 Warrants within 45 days from the closing and use our best efforts to obtain effectiveness of such registration statement within 120 days from closing. In case the we do not meet these filing deadlines, we will be required to pay a monthly penalty of 1% of the aggregate investment made by the March 24 Investors and by the March 30 Investors. On May 4, 2006 we filed a registration statement covering the resale of the March 24 Shares and the shares underlying the March 24 Warrants, and the March 30 Shares and the shares underlying the March 30 Warrants.

CRITICAL ACCOUNTING POLICY

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standard (SFAS) No. 123R, "Share-Based Payment" ("SFAS 123(R)"), which requires the Company to measure all employee stock-based compensation awards using a fair value method and record the related expense in the financial statements. The Company elected to use the modified prospective method of adoption which requires that compensation expense be recorded in the financial statements over the expected requisite service period for any new options granted after the adoption of SFAS 123(R) as well as for existing awards for which the requisite service has not been rendered as of the date of adoption and requires that prior periods not be restated.

Total expenses related to the implementation of SFAS 123R in the three months ended March 31, 2006 accounted for $39,908.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING - There has been no change in our internal control over financial reporting during the first quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                          PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION.

On April 3, 2006, pursuant to Section 4(2) of the Securities Act of 1933, as amended, we issued to Citron Investments Ltd., which is owned by Shimon Citron, an option to buy 1,863,000 shares of the Company's common stock with an exercise price of $1.15 per share in consideration for services provided by Mr. Citron to the Company. The option vests in the following manner: 1,500,750 shares on July 1, 2006, two equal installments of 155,250 shares, one vests on October 1, 2006 and one vests on January, 1, 2007, and an installment of 51,750 shares on April 1, 2007.

ITEM 6. EXHIBITS.

10.1 Master Services Agreement dated April 17, 2006, by and among Zone4Play, Inc., Two Way Media Limited and Ladbrokes E-Gaming Limited, and Statement of Work dated April 17, 2006 issued by Ladbrokes E-Gaming Limited (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2006).

10.2 Amendment to 2004 Global Share Option Plan of Zone 4 Play, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 10, 2006).

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

32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1 Letter from the Company to Mr. Ori Sasson and Mr. Jonathan Medved dated March 24, 2006 (incorporated by reference to Exhibit 99.1 to the Company's registration statement on Form SB-2 filed with the Securities and Exchange Commission on May 4, 2006).

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           ZONE 4 PLAY, INC.

Dated: May 15, 2006                        By: /s/ Shimon Citron
                                           ---------------------
                                           Shimon Citron
                                           President and Chief Executive Officer

Dated: May 15, 2006                        By: /s/ Uri Levy
                                           ----------------
                                           Uri Levy
                                           Chief Financial Officer