Form 10QSB
period 2006-06-30
ZONE 4 PLAY INC
filed 2006-08-15
CIK 1175442

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006

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

                               Yes [_]     No [X]

The number of shares outstanding of the registrant's Common Stock, $0.001 par value, was 32,315,698 as of August 1, 2006.

                                ZONE 4 PLAY, INC.
                                   FORM 10-QSB
                       FOR THE QUARTER ENDED JUNE 30, 2006

                                TABLE OF CONTENTS

                                                                                                   PAGE NO.
PART I. FINANCIAL INFORMATION

Item 1    Financial Statements (unaudited)

          Consolidated Balance Sheet                                                                 2-3

          Consolidated Statements of Operations                                                        4

          Consolidated Statements of Cash Flows                                                      5-6

          Notes to the Consolidated Financial Statements                                            7-15

Item 2    Management's Discussion and Analysis of Financial Condition and Results of Operations       16

Item 3    Controls and Procedures                                                                     22

PART II. OTHER INFORMATION

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds                                 23

Item 6    Exhibits                                                                                    23

Signatures                                                                                            25

                           PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                                ZONE 4 PLAY, INC.
                              AND ITS SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                               AS OF JUNE 30, 2006

                                 IN U.S. DOLLARS

                                    UNAUDITED

                                          ZONE 4 PLAY, INC. AND ITS SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------
U.S. DOLLARS

                                                       JUNE 30,
                                                         2006
                                                      ----------
                                                      UNAUDITED
                                                      ----------

    ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                           $4,969,058
  Trade receivables                                       95,081
  Other accounts receivable and prepaid expenses         146,198
                                                      ----------

TOTAL current assets                                   5,210,337
                                                      ----------

SEVERANCE PAY FUND                                       140,479
                                                      ----------

PROPERTY AND EQUIPMENT, NET                              770,565
                                                      ----------

ACQUIRED TECHNOLOGY, NET                                 607,307
                                                      ----------

TOTAL assets                                          $6,728,688
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

                                                                                               JUNE 30,
                                                                                                 2006
                                                                                             ------------
                                                                                               UNAUDITED
                                                                                             ------------
    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-term bank credit                                                                     $     10,638
  Trade payables                                                                                  278,569
  Employees and payroll accruals                                                                  393,379
  Accrued expenses and other liabilities                                                          124,950
                                                                                             ------------

TOTAL current liabilities                                                                         807,536
                                                                                             ------------

ACCRUED SEVERANCE PAY                                                                             392,437
                                                                                             ------------

TOTAL liabilities                                                                               1,199,973

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY:
  Common stock of $ 0.001 par value:
    Authorized: 75,000,000 shares as of June 30, 2006 and 2005; Issued and outstanding:
    32,315,698 shares and 23,925,010 at June 30, 2006 and 2005, respectively                       32,315
  Additional paid-in capital                                                                   16,155,178
  Accumulated other comprehensive income                                                          (15,961)
  Deficit accumulated during the development stage                                            (10,642,817)
                                                                                             ------------

TOTAL stockholders' equity                                                                      5,528,715
                                                                                             ------------

                                                                                             $  6,728,688
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

                                                                                                                    PERIOD FROM
                                                                                                                  COMMENCEMENT OF
                                               SIX MONTHS ENDED                    THREE MONTHS ENDED            OPERATIONS (APRIL
                                                   JUNE 30,                             JUNE 30,                   2, 2001) THROUGH
                                        -------------------------------       -------------------------------        JUNE 30,
                                           2006               2005               2006               2005               2006
                                        ------------       ------------       ------------       ------------       ------------
                                                                      UNAUDITED                                      UNAUDITED
                                        ---------------------------------------------------------------------       ------------
Revenues:
  Software applications                 $    389,959       $    493,881       $    205,598       $    343,457       $  2,263,906
  Sale of software applications to
    related party                                  -                                                        -            704,340
                                        ------------       ------------       ------------       ------------       ------------

TOTAL revenues                               389,959            493,881            205,598            343,457          2,968,246
Cost of revenues                             197,639             87,712            100,023             76,647            917,637
                                        ------------       ------------       ------------       ------------       ------------

Gross profit                                 192,320            406,169            105,575            266,810          2,050,609
                                        ------------       ------------       ------------       ------------       ------------

Operating expenses:
  Research and development                 1,534,437          1,197,358            860,983            628,411          6,444,865
  Selling and marketing                    1,370,394            473,143          1,200,599            238,098          3,050,108
  General and administrative               1,013,451            485,743            763,429            282,161          3,017,582
                                        ------------       ------------       ------------       ------------       ------------

TOTAL operating expenses                   3,918,282          2,156,244          2,825,011          1,148,670         12,512,555
                                        ------------       ------------       ------------       ------------       ------------

Operating loss                            (3,725,962)        (1,750,075)        (2,719,436)          (881,860)       (10,461,946)
Financial income (expenses), net               6,188             17,745              3,519              9,402            (78,946)
Taxes on income                                                                                                            1,900
                                        ------------       ------------       ------------       ------------       ------------

Net loss                                $ (3,719,774)      $ (1,732,330)      $ (2,715,917)      $   (872,458)      $(10,542,792)
                                        ============       ============       ============       ============       ============

Basic and diluted net loss per
   share                                $      (0.13)      $     (0.075)      $      (0.08)      $     (0.037)
                                        ============       ============       ============       ============

Weighted average number of shares
   of Common stock used in
   computing basic and diluted net
   loss per share                         28,449,574         23,117,165         32,312,448         23,514,789
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

                                                                                                           PERIOD FROM
                                                                                                         COMMENCEMENT OF
                                             SIX MONTHS ENDED                THREE MONTHS ENDED          OPERATIONS (APRIL
                                                 JUNE 30,                         JUNE 30,               2, 2001) THROUGH
                                      -----------------------------     -----------------------------       JUNE 30,
                                          2006             2005            2006              2005             2006
                                      ------------     ------------     ------------     ------------     ------------
                                                                 UNAUDITED                                  UNAUDITED
                                      ---------------------------------------------------------------     ------------
CASH FLOWS FROM OPERATING
  ACTIVITIES:
  Net loss                            $ (3,719,774)    $ (1,732,330)    $ (2,715,917)    $   (872,458)    $(10,542,792)
  Adjustments required to
    reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization          314,785          124,168          152,381           95,874          810,810
    Loss from sale of property                   -                -                -                -            1,702
    Increase in trade and other
       accounts receivable and
       prepaid expenses                     12,128          (54,119)         (35,858)         (44,153)        (241,169)
    Amortization of deferred
      compensation                       1,540,689          236,745        1,361,046          121,845        2,359,155
    Increase (decrease) in trade
       payables                           (233,733)         (48,398)        (139,323)         (28,886)         196,305
    Increase (decrease) in
       employees and payroll
       accruals                             44,179          (45,103)          49,917           (4,517)         393,379
    Increase (decrease) in accrued
       expenses and other
       liabilities                          44,699          (54,940)          (8,698)          23,216           89,803
    Accrued severance pay, net              57,930           24,341           53,684           10,658          251,958
    Compensation related to
       issuance of Common stock to
       a service provider                   18,000          148,500                -           79,500          298,881
                                      ------------     ------------     ------------     ------------     ------------

Net cash used in operating
   activities                           (1,921,097)      (1,401,136)      (1,282,768)        (618,921)      (6,381,968)
                                      ------------     ------------     ------------     ------------     ------------

CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Purchase of property and
  equipment                               (111,591)        (205,115)         (26,491)         (26,147)      (1,072,973)
                                      ------------     ------------     ------------     ------------     ------------

Net cash used in investing
  activities                              (111,591)        (205,115)         (26,491)         (26,147)      (1,072,973)
                                      ------------     ------------     ------------     ------------     ------------

CASH FLOWS FROM FINANCING
  ACTIVITIES:
  Issuance of shares in respect of
     reverse acquisition                         -                -                -                -            4,391
  Issuance of shares and warrants,
     net                                 6,398,256        3,846,657          (63,745)               -       12,418,854
  Exercise of employees stock
     options                                 6,187                -            6,187                -            6,187
  Short-term bank credit, net               (7,109)             432              594          (14,012)          10,638
  Repayment of short-term loans
     from stockholders and others                -           (1,229)               -           (1,229)               -
                                      ------------     ------------     ------------     ------------     ------------

Net cash provided by (used in)
   financing activities                  6,397,334        3,845,860          (56,964)         (15,241)      12,440,070
                                      ------------     ------------     ------------     ------------     ------------

Effect of exchange rate changes on
  cash and cash equivalents                    377           (9,087)             169           (9,688)         (16,071)
                                      ------------     ------------     ------------     ------------     ------------

Increase (decrease) in cash and
  cash equivalents                       4,365,023        2,230,522       (1,366,054)        (669,997)       4,969,058
Cash and cash equivalents at the
  beginning of the period                  604,035          144,077        6,335,112        3,044,596                -
                                      ------------     ------------     ------------     ------------     ------------

Cash and cash equivalents at the
  end of the period                   $  4,969,058     $  2,374,599     $  4,969,058     $  2,374,599     $  4,969,058
                                      ============     ============     ============     ============     ============

The accompanying notes are an integral part of the consolidated financial statements.

                                          ZONE 4 PLAY, INC. AND ITS SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
U.S. DOLLARS

                                                                                    PERIOD FROM
                                                                                   COMMENCEMENT OF
                                                                                     OPERATIONS
                                                                                     (APRIL 2,
                                        SIX MONTHS ENDED       THREE MONTHS ENDED  2001) THROUGH
                                            JUNE 30,                JUNE 30,          JUNE 30,
                                      --------------------    --------------------    --------
                                        2006        2005        2006        2005        2006
                                      --------    --------    --------    --------    --------
                                                        UNAUDITED                     UNAUDITED
                                      --------------------------------------------    --------
NON-CASH TRANSACTION
  Purchase of property and
     equipment                        $ 82,265    $ 38,966    $  2,184    $ 38,966    $117,411
                                      ========    ========    ========    ========    ========

SUPPLEMENTAL DISCLOSURE OF CASH
   FLOWS INFORMATION:
  Cash paid during the period for:
  Interest                            $    631    $    651    $    180    $    160    $ 24,875
                                      ========    ========    ========    ========    ========

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

     c. The Company and its subsidiaries are devoting substantially all of their efforts toward conducting research, development and marketing of their software. The Company's and its subsidiaries' activities also include raising capital and recruiting personnel. In the course of such activities, the Company and its subsidiaries have sustained operating losses and expect such losses to continue in the foreseeable future. The Company and its subsidiaries have not generated sufficient revenues and have not achieved profitable operations or positive cash flow from operations. The Company's accumulated deficit during the development stage aggregated to $ 10,642,817 as of June 30, 2006. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis.

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

NOTE 1:- GENERAL (CONT.)

     d. On January 15, 2006, the Company signed an agreement with a new non-employee director. Under which the Company granted an option to purchase up to 192,261 shares of common stock of the Company under the terms of the Company's option plan ("Option"). The exercise price for the shares subject to the Option is $1 per share of common stock of the Company on the date of grant. The Option vests in three equal annual installments, whereby the director has the right to purchase 1/3 of the shares subject to the Option at the expiration of the first, second and third year respectively from the date of the agreement, provided that the director remains a member of the Board of Directors at such time. In the event of termination of the agreement for cause at any time, the Option, if not exercised, shall terminate and be cancelled and non-exercisable. The Company recognized an expense of $8,906 according to Statement of Financial Accounting Standard ("SFAS") No. 123R, "Share-Based Payment" ("SFAS 123(R)").

     e. On February 2, 2006, the Company issued 30,000 shares of common stock to a service provider, pursuant to a service agreement. Therefore, an expense in the amount of $18,000 was recognized on the date of grant, according to EITF 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" ("EITF 96-18").

     f. On March 24, 2006, the Company completed a $4.5 million private placement consisting of 6,234,485 units consisting of one share of its common stock of $0.001 par value and one warrant to purchase one share of common stock each. The purchase price per unit for the common stock and the warrant was $0.725. Each warrant is exercisable for 36 months at a price of $1.125 per share. The Company agreed to prepare and file with the Securities and Exchange Commission ("SEC") a registration statement covering the resale of the common stock on or before May 9, 2006 for certain investors. If such registration statement covering the shares of common stock purchased by those certain investors was not declared effective within 120 days from the closing date, then the Company would have had to pay those investors liquidated damages equal to 1% per month of the aggregate purchase price paid by them which would not exceed fifteen percent (15.0%) of the aggregate purchase. On May 4, 2006 the Company filed a registration statement covering the resale of the shares and the shares underlying the warrants, which went effective on June 6, 2006.

     g. On March 30, 2006, the Company completed a $2.0 million private placement consisting of 2,000,000 units consisting of one share of its common stock of $0.001 par value and one warrant to purchase one share of Common stock each. The purchase price per unit for the common stock and the warrant was $1. Each warrant is exercisable for 36 months at a price of $1.35 per share. The Company agreed to prepare and file with the SEC a registration statement covering the resale of the common stock on or before May 15, 2006 for certain investors. If such registration statement covering the shares of common stock purchased by those certain investors was not declared effective within 120 days from the closing date, then the Company would have had to pay those investors liquidated damages equal to 1% per month of the aggregate purchase price paid by them which would not exceed fifteen percent (15.0%) of the aggregate purchase. On May 4, 2006 the Company filed a registration statement covering the resale of the shares and the shares underlying the warrants, which went effective on June 6, 2006.

                                          ZONE 4 PLAY, INC. AND ITS SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS

NOTE 1:- GENERAL (CONT.)

     h. On April 3, 2006, pursuant to Section 4(2) of the Securities Act of 1933, as amended, The Company issued to a company, which is owned by the Company's Chief Executive Officer, an option to buy 1,863,000 shares of the Company's common stock with an exercise price of $1.15 per share in consideration for services provided by the Chief Executive Officer to the Company. The option vests in the following manner: 1,500,750 shares on July 1, 2006, 155,250 shares on October 1, 2006, 155,250 shares on January, 1, 2007 and 51,750 shares on April 1, 2007. The Company recognized an expense in the amount of $1,155,088 according to SFAS 123(R).

     i. On April 3, 2006 the Company issued to one of its non-employee directors an option to purchase up to 200,000 shares of common stock of the Company under the terms of the Company's option plan ("Director Option"). The exercise price for the shares subject to the Director Option is $ 0.725 per share of common stock of the Company. The option is fully vested.. This transaction was recorded in accordance with EITF 96-18

     j. On April 27, 2006, the Company issued to two of its advisors warrants to purchase a total of 200,000 shares of the Company's common stock with an exercise price of $1.00 per share. . This transaction was recorded in accordance with EITF 96-18

     k. On May 15, 2006, the Company issued to one of its advisors a warrant to purchase a total of 200,000 shares of the Company's common stock with an exercise price of $1.35 per share. . This transaction was recorded in accordance with EITF 96-18

     l. On June 6, 2006, the Company issued to its financial advisor a warrants to purchase a total of 110,345 shares of the Company's common stock with an exercise price of $1.00 per share, and a warrant to purchase 40,000 shares of the Company's common stock with an exercise price of $1.35 per share. . This transaction was recorded in accordance with EITF 96-18

     h.   Concentration of risk that may have a significant impact on the
          Company:

          The Company derived 79% of its revenues from 3 major customers (see
          Note 4b).

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

     c.   Accounting for stock-based compensation

          Effective January 1, 2006, the Company adopted the provisions of "SFAS 123(R)", which requires the Company to measure all employee stock-based compensation awards using a fair value method and record the related expense in the financial statements. The Company elected to use the modified prospective method of adoption which requires that compensation expense be recorded in the financial statements over the expected requisite service period for any new options granted after the adoption of SFAS 123(R) as well as for existing awards for which the requisite service has not been rendered as of the date of adoption and requires that prior periods not be restated.

          The following table shows the total stock-based compensation charge included in the Consolidated Statement of Earnings:

                                       SIX MONTHS   THREE MONTHS
                                         ENDED         ENDED
                                        JUNE 30,      JUNE 30,
                                       ----------    ----------
                                          2006          2006
                                       ----------    ----------
                                       (UNAUDITED)   (UNAUDITED)
                                       ----------    ----------

Research and development expenses      $  185,436    $  105,549
Sales and marketing expenses              977,521       950,399
General and administrative expenses       377,732       305,098
                                       ----------    ----------
Total                                  $1,540,689    $1,361,046
                                       ==========    ==========

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

NOTE 2:- SIGNIFI CANT ACCOUNTING POLICIES (CONT.)

                                   SIX MONTHS ENDED,
                                      JUNE 30,
                                -------------------
                                2006           2005
                                ----           ----
                                     UNAUDITED
                                -------------------

Risk free interest            5.06%             2%
Dividend yields                  0%             0%
Volatility                      73%            97%
Expected forfeiture             11%             -
Expected life (years)            6             2.1


     A summary of the Company's share option activity to employees and directors, and related information is as follows:

                                       SIX MONTHS ENDED JUNE 30,
                              ------------------------------------------
                                      2006                  2005
                              -------------------    -------------------
                                   UNAUDITED              UNAUDITED
                              -------------------    -------------------
                                            WEIGHTED              WEIGHTED
                                            AVERAGE               AVERAGE
                                NUMBER      EXERCISE   NUMBER     EXERCISE
                              OF OPTIONS     PRICE   OF OPTIONS     PRICE
                              ----------     ----    ----------     ----
                                              $                       $
                                             ----                   ----

Outstanding at the
  beginning of the year        2,194,522     0.68     1,460,000     0.68

Granted                        4,455,261     1.14       576,783     1.12
Forfeited                       (163,750)    0.70      (212,261)    1.33
Exercised                        (11,250)    0.55             -        -
                              ----------     ----    ----------     ----

Outstanding at the end of
  the quarter                  6,474,783     1.00     1,824,522     0.74
                              ==========     ====    ==========     ====

Options exercisable at the
  end of the quarter           1,314,438     0.65       581,673     0.59
                              ==========     ====    ==========     ====

                                          ZONE 4 PLAY, INC. AND ITS SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES (CONT.)

          The Company issues stock options to its employees, directors and certain consultants and provides the right to purchase stock pursuant to approved stock option and employee stock purchase programs. Prior to the adoption of SFAS 123(R), the Company elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Options Issued to Employees" and related interpretations (collectively "APB No. 25"), in accounting for its stock option plans. Under APB No. 25, when the exercise price of an employee stock option is less than the market price of the underlying stock on the date of grant, compensation expense is recognized.

          The following table illustrates the pro forma effect on net income and net income per share for the six months ended June 30, 2005 had we applied the fair value recognition provisions of SFAS No. 123(R):

                                                            SIX MONTHS ENDED
                                                                JUNE 30,
                                                               ----------
                                                                  2005
                                                               ----------
                                                                UNAUDITED
                                                               ----------

Net loss as reported                                           $1,732,330
                                                               ==========
   Deduct: stock-based employee compensation - intrinsic
     value                                                        236,745
 Add: Total stock-based employee compensation expense
   determined under the fair value based method of SFAS No
   123 for all awards                                             308,223
                                                               ----------

Pro forma net loss                                             $1,803,808
                                                               ==========
   Net loss per share:
     Basic and diluted - as reported                           $    0.075
                                                               ==========

     Basic and diluted - pro forma                             $    0.078
                                                               ==========

          The Company applies SFAS123 "Accounting for Stock-Based Compensation" ("SFAS No. 123") and EITF 96-18, with respect to options and warrants issued to non-employees. SFAS No. 123 requires use of an option valuation model to measure the fair value of these options at the measurement date, as defined in EITF 96-18.

                                          ZONE 4 PLAY, INC. AND ITS SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS

NOTE 3:- BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (including non-recurring adjustments attributable to reorganization and severance and impairment) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005.

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

     a. The following is a summary of operations within geographic areas, based on the location of the customers:

                        SIX MONTHS ENDED
                           JUNE 30,
                    -----------------------
                      2006           2005
                    --------       --------
                        TOTAL REVENUES
                    -----------------------

England             $ 94,315       $313,011
Australia            175,000              -
United states        118,562        158,394
Others                 2,082         22,476
                    --------       --------

                    $389,959       $493,881
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

NOTE 4:- SEGMENTS, CUSTOMERS AND GEOGRAPHIC INFORMATION (CONT)

     b.   Major customer data as a percentage of total revenues:

                       SIX MONTHS ENDED
                           JUNE 30,
                    ----------------------
                     2006            2005
                    ------          ------

Customer A              45%              -
                    ======          ======
Customer B              19%             11%
                    ======          ======
Customer C              15%         *)
                    ======          ======
Customer D          *)                  33%
                    ======          ======
Customer E          *)                  13%
                    ======          ======
Customer F               -              19%
                    ======          ======

          *)   Represents an amount lower than 10%.

NOTE 5: RECENTLY ISSUED ACCOUNTING STANDARDS

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

     A. On July 11, 2006, we formed Gaming Ventures Plc ("GV") as a wholly owned subsidiary of the Company, incorporated under the laws of the Isle of Man. The purpose of GV is to exploit gaming software and other related intellectual property and to further develop its software and potentially other gaming software. GV conducts its operations and business with and through its wholly-owned subsidiaries: RNG Gaming Limited, an Isle of Man corporation incorporated on July 12, 2006 which is engaged in development of its software and licensing it to third parties, and Get21 Limited, an Isle of Man corporation incorporated on July 12, 2006 which is engaged in providing marketing services of gaming applications.

                                          ZONE 4 PLAY, INC. AND ITS SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS

NOTE 6:- SUBSEQUENT EVENTS (CONT.)

     According to an agreement between GV and Zone4Play (Delaware), GV purchased from Zone4Play (Delaware) all right, title, and interest in its Intellectual Property Rights and assets related to its Black Jack business ("BJ Business") on a "Going concern" and "As is" basis, in exchange for a promissory note in the principal amount of $2.25 million. The valuation was based on an appraisal report made by an independent appraiser. This Promissory Note shall be in effect for five years (60 months). Principal shall be paid in five (5) equal annual installments of $450,000 each and will carry interest of $US Libor +1.5% per annum. Zone4Play (Delaware) intends to secure this promissory note by establishing a lien on all of GV's assets including its shares in its two subsidiaries.

     B. The Company as the holding company of GV, has the intention of spining off the shares of GV to its shareholders. In order to affect the spinoff to the shareholders, the Board of the Company would declare and set a record date for a dividend of the shares of GV on a one-for-one pro rata basis to the shareholders of the Company as of such record date.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD LOOKING STATEMENTS

This quarterly report on Form 10-QSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Federal securities laws, and is subject to the safe-harbor created by such Act and laws. Forward-looking statements may include our statements regarding our goals, beliefs, strategies, objectives, plans, including product and service developments, future financial conditions, results or projections or current expectations. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms, or other comparable terminology. These statements are subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those contemplated by the forward-looking statements. The business and operations of Zone 4 Play, Inc. are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this report. Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect our business is described under the heading "Risk Related to Our Business" in
Part I, Item 1, "Description of Business" of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005. Readers are also urged to carefully review and consider the various disclosures we have made in this report.

OVERVIEW

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

You should read the following discussion of our financial condition and results of operations together with the unaudited financial statements and the notes to unaudited financial statements included elsewhere in this report.

COMPANY HISTORY

Zone4Play, Inc. (hereinafter referred to as "Zone4Play", "the Company", "us" or "we") was incorporated under the laws of the State of Nevada on April 23, 2002, as Old Goat Enterprises, Inc. On February 1, 2004, Old Goat Enterprises, Inc. issued the shareholders of Zone 4 Play, Inc., a Delaware corporation ("Zone4Play Delaware"), 10,426,190 shares of common stock, in consideration for the entire share capital of Zone4Play Delaware. Immediately after the issuance, the shareholders of Zone4Play Delaware held 58% of the issued and outstanding share capital of Old Goat Enterprises, Inc., and subsequently changed its name to Zone 4 Play, Inc., a Nevada corporation. The transaction was accounted for as a reverse acquisition, whereby Old Goat was treated as the acquired company and Zone4Play Delaware as the acquirer. The historical financial statements of Zone4Play Delaware became our historical financial statements. We conduct our operations through our wholly owned subsidiaries, Zone4Play (Israel) Ltd., an Israeli corporation incorporated in July 2001, Zone4Play (UK) Limited, a United Kingdom corporation incorporated in November 2002, and Zone4Play Delaware. On April 27, 2005, pursuant to an agreement with NetFun Ltd., we increased our ownership percentage of the issued and outstanding share capital of MixTV Ltd. From 50.1% to 100%. On July 11, 2006, we formed a wholly owned subsidiary in the Isle of Man, named Gaming Ventures plc ("Gaming"). Gaming has two wholly owned subsidiaries, RNG Gaming Limited ("RNG") and Get21 Limited ("Get21"), both of which are Isle of Man companies. On July 12, 2006, Zone4Play Delaware and Gaming entered into an agreement under which Gaming purchased from Zone4Play Delaware all right, title and interest in its intellectual property rights and assets related to its newly developed multi-player tournament blackjack software ("BJ Software") on a "going concern" and "as is" basis, in exchange for a promissory note in the principal amount of $2.25 million. The purchase price was based on an appraisal report made by an independent appraiser. This promissory note has a term of five years. Principal is payable in five equal annual installments of $450,000 and will carry annual interest of Libor +1.5%. The note will be secured by a Debenture and Equitable Share Charge between Zone4Play Delaware and Gaming. Zone4Play Delaware intends to have a lien on all of Gaming's assets including its shares in its two subsidiaries. On July 17, 2006, Gaming entered into an agreement with RNG under which Gaming assigned all of its rights in the BJ Software to RNG in consideration for all outstanding and issued ordinary shares of RNG. The purpose of RNG is to exploit the BJ Software and related intellectual property and further develop this software and potentially other gaming software. RNG is expected to license its software to third parties in exchange for revenue shares and license fees.

Get21 will provide marketing services related to the BJ Software business and potentially other games. Get21 will seek to outsource to a third party the full operation of the service which includes payment, processing, customer support, fraud and collusion prevention and other services.

On August 4. 2006, Gaming filed with the Securities and Exchange Commission ("SEC") a registration statement on Form 20-F. As disclosed in our Current Report on Form 8-K filed with the SEC on June 20, 2006, we intend to declare a dividend of Gaming's shares on a one-for-one pro rata basis to our shareholders as of a record date to be determined by our Board of Directors. Our shares of common stock are currently traded on the OTC Bulletin Board under the trading symbol "ZFPI.OB.".

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

Our customers include online gaming operators (Cosmotrade Investments Limited), bookmakers (Eurobet UK Limited, The Gaming Channel Limited, Two Way Media Limited), betting exchanges (Betfair, the Sporting Exchange Limited), cable and satellite television service providers (CSC Holdings Inc., RCN Telecom Services), mobile operators (O2 (online) Ltd.), internet service providers (Chello Broadband N.V., Commonwealth Telephone Enterprises Inc. ("CTE")) hospitality service providers (LodgeNet Entertainment Corporation), and providers of interactive games on digital TV (NDS Ltd). Our technology allows our customers to generate additional revenue from their existing infrastructure and user base by allowing a subscriber to switch from one platform, such as Interactive TV, mobile, internet or participating TV to another platform using a single account with the same account balance and user information. In addition, our technology allows mobile service providers, TV broadcasters and channels to provide additional content, as well as an increased variety of services, to their customers.

We enter into license and/or revenue-sharing agreements with our customers under which the customers use our software and technology to offer games to their subscribers and pay us a fixed fee and/or a percentage of the net revenues generated from those games.

We devote substantially all of our efforts toward conducting research, development and marketing of our software. In the course of these activities, we have sustained operating losses and expect such losses to continue in the foreseeable future. To date, we have not generated sufficient revenues to achieve profitable operations or positive cash flow from operations. As of June 30, 2006, we had an accumulated deficit of $10,642,817. There is no assurance that profitable operations, if ever achieved, will be sustained on a continuing basis. During the six months ended June 30, 2006, we derived approximately 79% of our revenues from three major customers.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THREE MONTHS ENDED JUNE 30, 2005

REVENUES AND COST OF REVENUES

Total revenues for the three months ended June 30, 2006 decreased by 40% to $205,598 from $343,457 for the three months ended June 30, 2005. All such revenues were from sales of software applications and distribution rights. The decrease in revenues from software applications is primarily attributable to licenses revenues to Cosmotrade Investment Ltd, CTE, and Cablevision that we had in the three months ended June 30, 2005, and a decrease in revenues from the Gaming Channel offset by a contract with Two Way TV Australia Limited and increase in revenue share from contracts with customers such as NDS Ltd., Cablevision, Two Way Media Limited and Winner.com (UK) Limited.

Cost of revenues for the three months ended June 30, 2006 increased by 30% to $100,023 from $76,647 for the three months ended June 30, 2005. The increase in the cost of revenues is attributable primarily to amortization of the technology which was acquired in the end of April 2005 by acquiring the minority shares in our participation TV subsidiary, MixTV Ltd. For the three months ended June 30, 2006, gross profit decreased by 60% to $105,575 when compared to gross profit of $266,810 for the three months ended June 30, 2005.

RESEARCH AND DEVELOPMENT

Research and development expenses for the three months ended June 30, 2006 increased by 37% to $860,983 from $628,411 for the three months ended June 30, 2005. The increase is primarily attributable to the our new projects in the United Kingdom, which involve adapting our software to new systems and platforms (ITV, mobile, internet, and participation TV by our subsidiary, MixTV Ltd.), development of our multi player black jack tournaments application, recruitment of employees, increased general and administrative expenses allocated to the research and development department due to its growth and due to accounting charges as a result of adopting Statement of Financial Accounting Standard
(SFAS) No. 123R, "Share-Based Payment" ("SFAS 123(R)") effective January 1,
2006.

SALES AND MARKETING

Sales and marketing expenses for the three months ended June 30, 2006 increased by 404% to $1,200,599 from $238,098 for the three months ended June 30, 2005. The increase in sales and marketing expenses is primarily attributable to a portion of the amortization of deferred compensation to stock options granted to our Chief Executive Officer ("CEO") in the amount of $924,071 and to accounting charges related to the adoption of SFAS 123(R) effective January 1, 2006.

GENERAL AND ADMINISTRATIVE

General and administrative expenses for the three months ended June 30, 2006 increased by 171% to $763,429 from $282,161 for the three months ended June 30, 2005. The increase in general and administrative expenses is primarily attributable to recruitment of employees, salaries increase ,additional expenses in relation to the possible admission of our shares to trade on AIM on 2005, a market operated by the London Stock Exchange plc, to a portion of the amortization of deferred compensation to stock options granted to our CEO in the amount of $231,017, to expenses related to evaluation of the spin off of our multi player black jack tournaments application and due to accounting charges as a result of adopting SFAS 123(R) effective January 1, 2006.

NET LOSS

Net loss for the three months ended June 30, 2006 was $2,715,917 as compared to net loss of $872,458 for the three months ended June 30, 2005. Net loss per share for the three months ended June 30, 2006 was $0.08 as compared to $0.04 for the three months ended June 30, 2005. The net loss increased for the three months ended June 30, 2006 mainly due to the increase in the operating expenses and due to amortization of deferred compensation to stock options granted to our CEO in the amount of $1,155,088.. This expense was in accordance with SFAS 123(R) was calculated based on the Black-Scholes model and was amortized under the graded vesting method . Our weighted average number of shares of common stock used in computing basic and diluted net loss per share for the three months ended June 30, 2006 was 32,312,448 compared with 23,514,789 for the three months ended June 30, 2005. The increase was due to the issuance of additional shares in two private placements, as discussed further below.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO SIX MONTHS ENDED JUNE 30, 2005

REVENUES AND COST OF REVENUES

Total revenues for the six months ended June 30, 2006 decreased by 21% to $389,959 from $493,881 for the six months ended June 30, 2005. All such revenues were from sales of software applications and distribution rights. The decrease in revenues from software applications is primarily attributable to licenses revenues to Cosmotrade Investment Ltd, CTE, and Cablevision that we had in the six months ended June 30, 2005, and a decrease in revenues from the Gaming Channel offset by a contract with Two Way TV Australia Limited, and increase in revenue share from contracts with customers such as NDS Ltd., Cablevision and Two Way Media Limited and Winner.com (UK) Limited.

Cost of revenues for the six months ended June 30, 2006 increased by 125% to 197,639 from $87,712 for the six months ended June 30, 2005. The increase in the cost of revenues is attributable primarily to amortization of the technology which was acquired on the end April 2005 by acquiring the minority shares in our participation TV subsidiary, MixTV Ltd. For the six months ended June 30, 2006, gross profit decreased by 53% to $192,320 when compared to gross profit of $406,169 for the six months ended June 30, 2005.

RESEARCH AND DEVELOPMENT

Research and development expenses for the six months ended June 30, 2006 increased by 28% to $1,534,437 from $1,197,358 for the six months ended June 30, 2005. The increase is primarily attributable to our new projects in the United Kingdom, which involve adapting our software to new systems and platforms (ITV, mobile, internet, and participation TV by our subsidiary, MixTV Ltd.), development of our multi player black jack tournaments application, recruitment of employees, increased general and administrative expenses allocated to the research and development department due to its growth and due to accounting charges as a result of adopting SFAS 123R effective January 1, 2006.

SALES AND MARKETING

Sales and marketing expenses for the six months ended June 30, 2006 increased by 190% to $1,370,394 from $473,143 for the six months ended June 30, 2005. The increase in sales and marketing expenses is primarily attributable to a portion of the amortization of deferred compensation to stock options granted to our CEO in the amount of $924,071 and to accounting charges related to the adoption of SFAS 123R effective January 1, 2006.

GENERAL AND ADMINISTRATIVE

General and administrative expenses for the six months ended June 30, 2006 increased by 109% to $1,013,451 from $485,743 for the six months ended June 30, 2005. The increase in general and administrative expenses is primarily attributable to recruitment of employees, salaries increase additional expenses in relation to the possible admission of our shares to trade on AIM, a market operated by the London Stock Exchange plc, to a portion of the amortization of deferred compensation to stock options granted to our CEO in the amount of $231,017, to expenses related to evaluation of the spin off of our multi player black jack tournaments application and due to accounting charges as a result of adopting SFAS 123R effective January 1, 2006.

NET LOSS

Net loss for the six months ended June 30, 2006 was $3,719,774 as compared to net loss of $1,732,330 for the six months ended June 30, 2005. Net loss per share for the six months ended June 30, 2006 was $0.13 as compared to $0.08 for the six months ended June 30, 2005. The net loss increased for the six months ended June 30, 2006 mainly due to the increase in the operating expenses and due to amortization of deferred compensation to stock options granted to our CEO in the amount of $1,155,088 . This expense was in accordance with SFAS 123(R) was calculated based on the Black-Scholes model and was amortized under the graded vesting method .. Our weighted average number of shares of common stock used in computing basic and diluted net loss per share for the six months ended June 30, 2006 was 28,449,574 with 23,117,165 for the six months ended June 30, 2005. The increase was due to the issuance of additional shares in two private placements, as discussed further below.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2006, total current assets were $5,210,337 and total current liabilities were $807,356. On June 30, 2006, we had a working capital surplus of $4,402,801 and an accumulated deficit of $10,642,817. We finance our operations and plan to continue doing so with a combination of stock issuances and revenues from product sales. We had working capital of $4,402,801 on June 30, 2006 compared with a working capital deficit of $20,093 on December 31, 2005. Cash and cash equivalents on June 30, 2006 were $4,969,058, an increase of $4,365,023 from the $604,035 reported on December 31, 2005. Cash balances increased in the six months ended June 30, 2006 primarily as a result of the stock issuances described below, offset by the increase in our net loss for the six months ended June 30, 2006.

Operating activities used cash of $1,921,097 in the six months ended June 30, 2006 and $1,282,768 in the three months ended June 30, 2006. Cash used by operating activities in the six months ended June 30, 2006 results primarily from a net loss of $3,719,774, a $44,179 increase in employee payroll accruals, a $44,699 increase in accrued expenses and other liabilities offset by a $1,540,689 increase in amortization of deferred compensation (mainly to our CEO in the amount of $1,155,088), $314,785 of depreciation, of which $166,667 is related to amortization of acquired technology, and $18,000 of compensation related to issuance of common stock to a service provider.

Investing activities used cash of $111,591 in the six months ended June 30, 2006 and $26,491 in the three months ended in the same period. Cash used by investing activities in the six months ended June 30, 2006 results from the purchase of computer and software equipment.

Financing activities generated cash amount of $6,397,334 during the six months ended June 30, 2006 and used $56,964 in the three months ended June 30, 2006. Cash provided by financing activities for the six month period ended June 30, 2006 results primarily from stock issuances offset slightly by repayments of short term bank credit.

On March 24, 2006, pursuant to Section 4(2) of the Securities Act of 1933, as amended ("Securities Act"), and Rule 506 promulgated thereunder, we completed an offering that consisted of 6,234,485 units sold at a price of $.725 per unit to certain accredited investors ("March 24 Investors") for aggregate gross proceeds of $4,520,000.

Each unit is comprised of one share of our common stock (the "March 24 Shares") and a warrant to purchase one share at an exercise price of $1.125 per share for a period of 36 months ("March 24 Warrants").

On March 30, 2006, pursuant to Section 4(2) of the Securities Act, and Rule 506 promulgated thereunder, we completed an offering that consisted of 2,000,000 units sold at a price of $1.00 per unit to certain accredited investors ("March 30 Investors") for aggregate gross proceeds of $2,000,000.

Each unit is comprised of one share of our common stock ("March 30 Shares") and a warrant to purchase one share at an exercise price of $1.35 per share for a period of 36 months (" March 30 Warrants"). Costs related to the foregoing offerings amounted at $123,745.Pursuant to the terms and conditions of Registration Rights Agreements between us and the March 24 Investors and between us and the March 30 Investors, we agreed to prepare and file a registration statement with the Securities and Exchange Commission covering the resale of the March 24 Shares and the shares underlying the March 24 Warrants, and the March 30 Shares and the shares underlying the March 30 Warrants within 45 days from the closing and to obtain effectiveness of such registration statement within 120 days from closing. If we did not meet these filing deadlines, we would have been required to pay a monthly penalty of 1% of the aggregate investment made by the March 24 Investors and by the March 30 Investors. On May 4, 2006 we filed a registration statement covering the resale of the March 24 Shares and the shares underlying the March 24 Warrants, and the March 30 Shares and the shares underlying the March 30 Warrants which went effective on June 6, 2006.

CRITICAL ACCOUNTING POLICY

Effective January 1, 2006, the Company adopted the provisions of SFAS 123(R), which requires the Company to measure all employee stock-based compensation awards using a fair value method and record the related expense in the financial statements. The Company elected to use the modified prospective method of adoption which requires that compensation expense be recorded in the financial statements over the expected requisite service period for any new options granted after the adoption of SFAS 123(R) as well as for existing awards for which the requisite service has not been rendered as of the date of adoption and requires that prior periods not be restated.

Total expenses related to the implementation of SFAS 123R in the three and six months ended June 30, 2006 accounted for $1,361,046 and $1,540,689, respectively.

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

ITEM 3. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES - We maintain a system of disclosure controls and procedures that are designed for the purposes of ensuring that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our CEO and Chief Financial Officer ("CFO"), as appropriate to allow timely decisions regarding required disclosures.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING - There has been no change in our internal control over financial reporting during the second quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On April 3, 2006, the Company issued to Citron Investments Ltd., which is owned by Shimon Citron, an option to buy 1,863,000 shares of the Company's common stock with an exercise price of $1.15 per share in consideration for services provided by Mr. Citron to the Company. The option vests in the following manner:
1,500,750 shares on July 1, 2006, two equal installments of 155,250 shares, one vests on October 1, 2006 and one vests on January, 1, 2007, and an installment of 51,750 shares on April 1, 2007.

On April 3, 2006 the Company issued to one of its non-employee directors an option to purchase up to 200,000 shares of common stock of the Company under the terms of the Company's option plan ("Director Option"). The exercise price for the shares subject to the Director Option is $ 0.725 per share of common stock of the Company.

On April 27, 2006, pursuant to an agreement between the Company and Ori Sasson and Jonathan Medved, the Company issued to each of Mr. Medved and Mr. Sasson as advisors of the Company a warrant to purchase 200,000 of the Company's shares of common stock with an exercise price of $1.00 per share.

On May 15, 2006, the Company issued to one of its advisors a warrant to purchase a total of 200,000 shares of the Company's common stock with an exercise price of $1.35 per share in consideration for advisory services.

On June 6, 2006, pursuant to an advisory agreement dated November 30, 2005 the Company issued to its financial advisor warrants to purchase a total of 110,345 shares of the Company's common stock with an exercise price of $1.00 per share, and a warrant to purchase 40,000 shares of the Company's common stock with an exercise price of $1.35 per share.

All of the above issuances and sales were deemed to be exempt under Regulation S, Regulation D and/or Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of ours or our executive officers, and transfer was restricted by us in accordance with the requirements of the Securities Act.

ITEM 6. EXHIBITS.

EXHIBIT
NUMBER    DESCRIPTION

10.1 Option Agreement between Zone 4 Play, Inc. and Citron Investments Ltd. dated April 3, 2006.

10.2 Master Services Agreement dated April 17, 2006, by and among Zone4Play, Inc., Two Way Media Limited and Ladbrokes E-Gaming Limited, and Statement of Work dated April 17, 2006 issued by Ladbrokes E-Gaming Limited (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2006).

10.3 Amendment to 2004 Global Share Option Plan of Zone 4 Play, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 10, 2006).

16.1 Letter from Kost, Forer, Gabbay & Kassierer a Member of Ernst & Young Global to the Securities and Exchange Commission dated July 10, 2006 (incorporated by reference to Exhibit 16.1 to the Company's Current Report on Form 8-K/A filed with the Securities and Exchange Commission on July 10, 2006).

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


                                           ZONE 4 PLAY, INC.


Dated: August 15, 2006                     By: /s/ Shimon Citron
                                           -------------------------------------
                                           Shimon Citron
                                           President and Chief Executive Officer

Dated: August 15, 2006                     By: /s/ Uri Levy
                                           -------------------------------------
                                           Uri Levy
                                           Chief Financial Officer