Form 10QSB
period 2006-09-30
ZONE 4 PLAY INC
filed 2006-11-14
CIK 1175442

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2006

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

                               Yes [_]     No [X]

The number of shares outstanding of the registrant's Common Stock, $0.001 par value, was 32,319,031 as of November 1, 2006.

                                ZONE 4 PLAY, INC.
                                   FORM 10-QSB
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2006

                                TABLE OF CONTENTS

                                                                       PAGE NO.

PART I. FINANCIAL INFORMATION

Item 1  Financial Statements (unaudited)

        Consolidated Balance Sheet                                        2-3

        Consolidated Statements of Operations                               4

        Consolidated Statements of Cash Flows                             5-6

        Notes to the Consolidated Financial Statements                   7-15

Item 2  Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                          16

Item 3  Controls and Procedures                                            22

PART II. OTHER INFORMATION

Item 5  Other Events                                                       24

Item 6  Exhibits                                                           24

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                                ZONE 4 PLAY, INC.
                              AND ITS SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                            AS OF SEPTEMBER 30, 2006

                                 IN U.S. DOLLARS

                                    UNAUDITED

                                          ZONE 4 PLAY, INC. AND ITS SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------
U.S. DOLLARS

                                                      SEPTEMBER 30,
                                                          2006
                                                       ----------
                                                        UNAUDITED
                                                       ----------
    ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                            $3,624,361
  Trade receivables                                       114,349
  Other accounts receivable and prepaid expenses          128,236
                                                       ----------

TOTAL current assets                                    3,866,946
                                                       ----------

SEVERANCE PAY FUND                                        143,482
                                                       ----------

PROPERTY AND EQUIPMENT, NET                               732,744
                                                       ----------

ACQUIRED TECHNOLOGY, NET                                  523,974
                                                       ----------

TOTAL assets                                           $5,267,146
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

                                                                  SEPTEMBER 30,
                                                                      2006
                                                                  ------------
                                                                    UNAUDITED
                                                                  ------------
    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-term bank credit                                          $     10,720
  Trade payables                                                       225,903
  Employees and payroll accruals                                       396,469
  Accrued expenses and other liabilities                                67,478
                                                                  ------------

TOTAL current liabilities                                              700,570
                                                                  ------------

ACCRUED SEVERANCE PAY                                                  367,737
                                                                  ------------

TOTAL liabilities                                                    1,068,307

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY:
  Common stock of $ 0.001 par value:
    Authorized: 75,000,000 shares as of September 30, 2006
    and 2005; Issued and outstanding: 32,315,698 shares
    and 23,925,010 at September 30, 2006 and 2005, respectively         32,315
  Additional paid-in capital                                        16,442,561
  Accumulated other comprehensive loss                                 (16,334)
  Deficit accumulated during the development stage                 (12,259,703)
                                                                  ------------

TOTAL stockholders' equity                                           4,198,839
                                                                  ------------

                                                                  $  5,267,146
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

                                                                                                                 PERIOD FROM
                                                                                                               COMMENCEMENT OF
                                               NINE MONTHS ENDED                  THREE MONTHS ENDED          OPERATIONS (APRIL
                                                 SEPTEMBER 30,                       SEPTEMBER 30,            2, 2001) THROUGH
                                        ------------------------------      -------------------------------      SEPTEMBER 30,
                                            2006              2005              2006               2005              2006
                                        ------------      ------------      ------------       ------------      ------------
                                                                     UNAUDITED                                    UNAUDITED
                                        -------------------------------------------------------------------      ------------
Revenues:
  Software applications                 $    602,673      $    868,322      $    212,714       $    374,451      $  2,476,620
  Sale of software applications to
    related party                                  -                 -                 -                  -           704,340
                                        ------------      ------------      ------------       ------------      ------------

TOTAL revenues                               602,673           868,322           212,714            374,451         3,180,960
Cost of revenues                             293,166           183,016            95,527             95,304         1,013,164
                                        ------------      ------------      ------------       ------------      ------------

Gross profit                                 309,507           685,306           117,187            279,147         2,167,796
                                        ------------      ------------      ------------       ------------      ------------

Operating expenses:

  Research and development                 2,423,921         1,854,835           889,484            657,487         7,334,349
  Selling and marketing                    1,775,739           689,258           405,345            216,115         3,455,453
  General and administrative               1,446,018           904,230           432,567            418,487         3,450,149
                                        ------------      ------------      ------------       ------------      ------------


TOTAL operating expenses                   5,645,678         3,448,333         1,727,945          1,292,089        14,239,951
                                        ------------      ------------      ------------       ------------      ------------

Operating loss                             5,336,171         2,763,017         1,610,208          1,012,942        12,072,155
Financial income (expenses), net                 489            31,348            (6,678)            13,603           (85,623)
Taxes on income                                                                                                         1,900
                                        ------------      ------------      ------------       ------------      ------------

Net loss                                $  5,336,660      $  2,731,669      $  1,616,886       $    999,339      $ 12,159,678
                                        ============      ============      ============       ============      ============

Basic and diluted net loss per
   share                                $       0.18      $      0.117      $       0.05       $      0.042
                                        ============      ============      ============       ============

Weighted average number of shares
   of Common stock used in
   computing basic and diluted net
   loss per share                         29,752,443        23,389,406        32,315,698         23,925,010
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

                                                                                                                    PERIOD FROM
                                                                                                                  COMMENCEMENT OF
                                                NINE MONTHS ENDED                    THREE MONTHS ENDED          OPERATIONS (APRIL
                                                   SEPTEMBER 30,                        SEPTEMBER 30,            2, 2001) THROUGH
                                         -------------------------------       -------------------------------     SEPTEMBER 30,
                                             2006               2005               2006               2005             2006
                                         ------------       ------------       ------------       ------------     ------------
                                                                        UNAUDITED                                    UNAUDITED
                                         ---------------------------------------------------------------------     ------------
 CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net loss                              $ (5,336,660)      $ (2,731,669)      $ (1,616,886)      $   (999,339)    $(12,159,678)
   Adjustments required to
     reconcile net loss to net cash
     used in operating activities:
     Depreciation and amortization            481,323            265,762            166,538            142,314          977,348
     Loss from sale of property                     -                  -                  -                  -            1,702
     Increase in trade and other
        accounts receivable and
        prepaid expenses                       10,709           (127,003)            (1,419)           (64,673)        (242,588)
     Amortization of deferred
       compensation                         1,841,209            376,480            300,520            139,735        2,659,675
     Increase (decrease) in trade
        payables                             (208,079)            67,537             25,654             76,969          221,959
     Increase (decrease) in
        employees and payroll
        accruals                               47,269              8,382              3,090             53,485          396,469
     Increase (decrease) in accrued
        expenses and other
        liabilities                           (12,773)           (20,477)           (57,472)            71,638           32,331
     Accrued severance pay, net                30,227             36,947            (27,703)            12,606          224,255
     Compensation related to
        issuance of Common stock to
        a service provider                     18,000            148,500                  -                  -          298,881
                                         ------------       ------------       ------------       ------------     ------------

 Net cash used in operating
    activities                             (3,128,775)        (1,975,541)        (1,207,678)          (567,265)      (7,589,646)
                                         ------------       ------------       ------------       ------------     ------------

 CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Purchase of property and
   equipment                                 (235,295)          (638,146)          (123,704)          (433,751)      (1,196,677)
                                         ------------       ------------       ------------       ------------     ------------

 Net cash used in investing
   activities                                (235,295)          (638,146)          (123,704)          (433,751)      (1,196,677)
                                         ------------       ------------       ------------       ------------     ------------

 CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Issuance of shares in respect of
      reverse acquisition                           -                  -                  -                  -            4,391
   Issuance of shares and warrants,
      net                                   6,385,119          3,846,656            (13,137)                 -       12,405,717
   Exercise of employees stock
      options                                   6,187                  -                  -                               6,187
   Short-term bank credit, net                 (7,027)             3,447                 82              3,015           10,720
   Repayment of short-term loans
      from stockholders and others                  -             (1,229)                 -                  -                -
                                         ------------       ------------       ------------       ------------     ------------

 Net cash provided by (used in)
    financing activities                    6,384,279          3,848,874            (13,055)             3,015       12,427,015
                                         ------------       ------------       ------------       ------------     ------------

 Effect of exchange rate changes on
   cash and cash equivalents                      117            (16,535)              (260)           (13,869)         (16,331)
                                         ------------       ------------       ------------       ------------     ------------

 Increase (decrease) in cash and
   cash equivalents                         3,020,326          1,218,652         (1,344,697)        (1,011,870)       3,624,361
 Cash and cash equivalents at the
   beginning of the period                    604,035            144,077          4,969,058          2,374,599                -
                                         ------------       ------------       ------------       ------------     ------------

 Cash and cash equivalents at the
   end of the period                     $  3,624,361       $  1,362,729       $  3,624,361       $  1,362,729     $  3,624,361
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

                                                                                                           PERIOD FROM
                                                                                                         COMMENCEMENT OF
                                              NINE MONTHS ENDED               THREE MONTHS ENDED        OPERATIONS (APRIL
                                                SEPTEMBER 30,                    SEPTEMBER 30,          2, 2001) THROUGH
                                        ---------------------------      -----------------------------     SEPTEMBER 30,
                                           2006             2005             2006              2005            2006
                                        -----------      ----------      ------------      -----------      ----------
                                                                 UNAUDITED                                   UNAUDITED
                                        --------------------------------------------------------------      ----------
NON-CASH TRANSACTION
  Purchase of property and
     equipment                          $     3,945      $   42,477      $      3,945      $     3,511      $  121,356
                                        ===========      ==========      ============      ===========      ==========

    Issuance of shares in respect
     of minority interest in
     subsidiary                         $         -      $1,000,000      $          -      $         -      $1,000,000
                                        ===========      ==========      ============      ===========      ==========

SUPPLEMENTAL DISCLOSURE OF CASH
   FLOWS INFORMATION:

  Cash paid during the period for:

  Interest                              $     1,669      $    1,040      $      1,038      $       389      $   25,913
                                        ===========      ==========      ============      ===========      ==========

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

          The Company conducts its operations and business with and through its wholly-owned subsidiaries, (1) Zone4Play (Delaware), (2) Zone4Play Limited, an Israeli corporation incorporated in July 2001, which is engaged in research and development and marketing of the applications,
          (3) Zone4Play (UK) Limited, a United Kingdom corporation, incorporated in November 2002, which is engaged in marketing of the applications,
          (4) MixTV Ltd., an Israeli corporation which develops and markets participation TV games applications, and (5) Gaming Ventures Plc ("GV") , a company incorporated in the Isle of Man.

          On July 11, 2006, the Company formed GV. GV conducts its operations and business with and through its wholly-owned subsidiaries: RNG Gaming Limited ("RNG"), an Isle of Man corporation incorporated on July 12, 2006 which is engaged in development of its software and licensing it to third parties, and Get21 Limited ("Get21"), an Isle of Man corporation incorporated on July 12, 2006 which is engaged in providing marketing services of gaming applications.

          According to an agreement dated July 12, 2006 between GV and Zone4Play (Delaware), GV purchased from Zone4Play (Delaware) all right, title, and interest in its Intellectual Property Rights and assets related to its Black Jack business ("BJ Business") on a "Going concern" and "As is" basis, in exchange for a promissory note in the principal amount of $2.25 million. The valuation was based on an appraisal report made by an independent appraiser. This Promissory Note shall be in effect for five years (60 months). Principal shall be paid in five (5) equal annual installments of $450,000 each and will carry interest of $US Libor +1.5% per annum.

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

NOTE 1:- GENERAL (CONT.)

     c. The Company and its subsidiaries are devoting substantially all of their efforts toward conducting research, development and marketing of their software. The Company's and its subsidiaries' activities also include raising capital and recruiting personnel. In the course of such activities, the Company and its subsidiaries have sustained operating losses and expect such losses to continue in the foreseeable future. The Company and its subsidiaries have not generated sufficient revenues and have not achieved profitable operations or positive cash flow from operations. The Company's accumulated deficit during the development stage aggregated to $ 12,259,703 as of September 30, 2006. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis.

          The Company plans to continue to finance its operations with a combination of stock issuance and private placements and revenues from product sales.

     d. On January 15, 2006, the Company signed an agreement with a new non-employee director. Under which the Company granted an option to purchase up to 192,261 shares of common stock of the Company under the terms of the Company's option plan ("Option"). The exercise price for the shares subject to the Option is $1 per share of common stock of the Company on the date of grant. The Option vests in three equal annual installments, whereby the director has the right to purchase 1/3 of the shares subject to the Option at the expiration of the first, second and third year respectively from the date of the agreement, provided that the director remains a member of the Board of Directors at such time. In the event of termination of the agreement for cause at any time, the Option, if not exercised, shall terminate and be cancelled and non-exercisable. During the reported period the Company recognized an expense of $15,467 according to Statement of Financial Accounting Standard ("SFAS") No. 123R, "Share-Based Payment" ("SFAS 123(R)").

     e. On February 2, 2006, the Company issued 30,000 shares of common stock to a service provider, pursuant to a service agreement. Therefore, an expense in the amount of $18,000 was recognized on the date of grant, according to Emerging Issuer Task Force ("EITF") 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" ("EITF 96-18").

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

     h. On April 3, 2006, pursuant to Section 4(2) of the Securities Act of 1933, as amended, The Company issued to a company, which is owned by the Company's Chief Executive Officer, an option to buy 1,863,000 shares of the Company's common stock with an exercise price of $1.15 per share in consideration for services provided by the Chief Executive Officer to the Company. The option vests in the following manner: 1,500,750 shares on July 1, 2006, 155,250 shares on October 1, 2006, 155,250 shares on January, 1, 2007 and 51,750 shares on April 1, 2007. During the reported period the Company recognized an expense in the amount of $1,117,071 according to Statement of Financial Accounting Standard ("SFAS") No. 123R, "Share-Based Payment" ("SFAS 123(R)").

     i. On April 3, 2006 the Company issued to one of its non-employee directors an option to purchase up to 200,000 shares of common stock of the Company under the terms of the Company's option plan ("Director Option"). The exercise price for the shares subject to the Director Option is $ 0.725 per share of common stock of the Company. The option is fully vested. This transaction was recorded in accordance with EITF 96-18.

     j. On April 27, 2006, the Company issued to two of its advisors warrants to purchase a total of 200,000 shares of the Company's common stock with an exercise price of $1.00 per share. . This transaction was recorded in accordance with EITF 96-18.

     k. On May 15, 2006, the Company issued to one of its advisors a warrant to purchase a total of 200,000 shares of the Company's common stock with an exercise price of $1.35 per share. This transaction was recorded in accordance with EITF 96-18.

     l. On June 6, 2006, the Company issued to its financial advisor a warrants to purchase a total of 110,345 shares of the Company's common stock with an exercise price of $1.00 per share, and a warrant to purchase 40,000 shares of the Company's common stock with an exercise price of $1.35 per share. This transaction was recorded in accordance with EITF 96-18.

     m.   Concentration of risk that may have a significant impact on the
          Company:

          During the nine months ended September 30, 2006, the Company derived 82% of its revenues from three major customers (see Note 4b).

                                          ZONE 4 PLAY, INC. AND ITS SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS

NOTE 1:- GENERAL (CONT.)

     n. On September 14, 2006, GV, RNG, and Golden Palace Ltd. ("Golden Palace"), entered into an agreement under which Golden Palace agreed to invest $600,000 in RNG in return for 20% of the ordinary shares of RNG. Pursuant to terms of this agreement, Golden Palace has an option, that can be exercised upon the occurrence of certain events as defined in the agreement, to acquire an additional 30% of the ordinary shares of RNG (but not more than 50% of RNG or more than the amount owned by GV) at a price of $180,000 per each additional percentage interest of the ordinary shares of RNG. Concurrently, GV, RNG and Golden Palace entered into a shareholders agreement under which Golden Palace has a right to appoint one of RNG's 4 directors (as long as Golden Palace owns 20% of RNG) and GV has a right to appoint the 3 other directors. Upon Golden Palace becoming an owner of 50% of RNG, it will have the right to appoint an equal number of directors to the number we are entitled to appoint. As of November 9, 2006, the shares were not issued yet to Golden Palace.

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

          The following table shows the total stock-based compensation charge included in the Consolidated Statement of Operations:

                                        NINE MONTHS     THREE MONTHS
                                           ENDED            ENDED
                                        SEPTEMBER 30,    SEPTEMBER 30,
                                         ----------      ----------
                                            2006            2006
                                         ----------      ----------
                                         (UNAUDITED)     (UNAUDITED)
                                         ----------      ----------

Research and development expenses        $  277,407      $   91,971
Sales and marketing expenses              1,081,297         103,776
General and administrative expenses         482,505         104,773
                                         ----------      ----------
Total                                    $1,841,209      $  300,520
                                         ==========      ==========

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

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES (CONT.)

          Under SFAS 123(R), the charge has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123(R). The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:


                                                      NINE MONTHS ENDED,
                                                         SEPTEMBER 30,
                                                 ------------------------------
                                                     2006               2005
                                                 ------------        ----------
                                                           UNAUDITED
                                                 ------------------------------

          Risk free interest                        5.06%                2%
          Dividend yields                             0%                 0%
          Volatility                                 90%                97%
          Expected forfeiture                        11%                 -
          Expected life (years)                       6                2.1

          A summary of the Company's share option activity to employees and directors, and related information is as follows:

                                         NINE MONTHS ENDED SEPTEMBER 30,
                               ----------------------------------------------
                                       2006                     2005
                               ---------------------    ---------------------
                                     UNAUDITED                UNAUDITED
                               ---------------------    ---------------------
                                              WEIGHTED                 WEIGHTED
                                              AVERAGE                  AVERAGE
                                 NUMBER       EXERCISE    NUMBER       EXERCISE
                               OF OPTIONS      PRICE    OF OPTIONS      PRICE
                               ----------       ----    ----------       ----
                                                  $                        $
                                                ----                     ----

Outstanding at the
  beginning of the year         2,194,522       0.68     1,460,000       0.68

Granted                         4,855,261       1.14       576,783       1.12
Forfeited                        (223,750)      0.70      (212,261)      1.33
Exercised                         (11,250)      0.55             -          -
                               ----------       ----    ----------       ----

Outstanding at the end of
  the quarter                   6,814,783       1.01     1,824,522       0.74
                               ==========       ====    ==========       ====

Options exercisable at the
  end of the quarter            3,193,177       0.92       838,183       0.64
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

          The following table illustrates the pro forma effect on net income and net income per share for the nine months ended September 30, 2005 had we applied the fair value recognition provisions of SFAS 123(R):

                                                                   NINE MONTHS
                                                                      ENDED
                                                                   SEPTEMBER 30,
                                                                   ----------
                                                                      2005
                                                                   ----------
                                                                   UNAUDITED
                                                                   ----------


Net loss as reported                                               $2,731,669
                                                                   ==========

   Deduct: stock-based employee compensation - intrinsic value        376,380

Add: Total stock-based employee compensation expense
   determined under the fair value based method of SFAS No
   123 for all awards                                                 494,459
                                                                   ----------

Pro forma net loss                                                 $2,849,748
                                                                   ==========
   Net loss per share:
     Basic and diluted - as reported                               $    0.117
                                                                   ==========

     Basic and diluted - pro forma                                 $    0.122
                                                                   ==========

          The Company applies SFAS 123 "Accounting for Stock-Based Compensation" ("SFAS 123") and EITF 96-18, with respect to options and warrants issued to non-employees. SFAS 123 requires use of an option valuation model to measure the fair value of these options at the measurement date, as defined in EITF 96-18.

                                          ZONE 4 PLAY, INC. AND ITS SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS

NOTE 3:- BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (including non-recurring adjustments attributable to reorganization and severance and impairment) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005.

     The interim condensed consolidated financial statements incorporate the financial statements of the Company and all of its subsidiaries. All significant intercompany balances and transactions have been eliminated upon consolidation.

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

     a. The following is a summary of operations within geographic areas, based on the location of the customers:

                      NINE MONTHS ENDED
                        SEPTEMBER 30,
                   ----------------------
                     2006          2005
                   --------      --------
                      TOTAL REVENUES
                   ----------------------

England            $162,277      $527,006
Australia           262,500       100,000
United states       173,069       210,372
Others                4,827        30,954
                   --------      --------

                   $602,673      $868,322
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

NOTE 4:- SEGMENTS, CUSTOMERS AND GEOGRAPHIC INFORMATION (CONT)

     b.   Major customer data as a percentage of total revenues:

                                     NINE MONTHS ENDED
                                          JUNE 30,
                              -----------------------------------
                                    2006             2005
                              ---------------- ------------------

          Customer A           44% (Australia)  12% (Australia)
                              ================ ================
          Customer B           21% (U.K)        11% (U.K)
                              ================ ================
          Customer C           17% (U.S.)       10% (U.S.)
                              ================ ================
          Customer D           *)               27% (U.K)
                              ================ ================
          Customer E            -               21% (U.K.)
                              ================ ================

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

     In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets" ("FAS 156"), which amends SFAS No. 140. FAS 156 provides guidance addressing the recognition and measurement of separately recognized servicing assets and liabilities, common with mortgage securitization activities, and provides an approach to simplify efforts to obtain hedge accounting treatment. FAS 156 is effective for all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity's fiscal year that begins after September 15, 2006, with early adoption being permitted. We believe that the adoption of this statement will not have a material effect on our financial condition or results of operations

In July 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48 ("FIN No. 48") "Accounting for Uncertainty in Income Taxes
- An Interpretation of FASB Statement No. 109." FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109. FIN No. 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. We believe that the adoption of this statement will not have a material effect on our financial condition or results of operations.

                                          ZONE 4 PLAY, INC. AND ITS SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS

NOTE 5: RECENTLY ISSUED ACCOUNTING STANDARDS (CONT)

     In September 2006, the SEC issued Staff Accounting Bulletin (SAB) No. 108 "Quantifying Financial Misstatements" which expresses the Staff's views regarding the process of quantifying financial statement misstatements. Registrants are required to quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. The techniques most commonly used in practice to accumulate and quantify misstatements are generally referred to as the "rollover" (current year income statement perspective) and "iron curtain" (year-end balance sheet perspective) approaches. The financial statements would require adjustment when either approach results in quantifying a misstatement that is material, after considering all relevant quantitative and qualitative factors. This bulletin is effective for financial statements for the first fiscal year ending after November 15, 2006. We believe that the adoption of this statement will not have a material effect on our financial condition or results of operations.

     In September 2006, the FASB issued SFAS No. 157 "Fair Value Measurements," ("SFAS 157") which provides a definition of fair value, establishes a framework for measuring fair value and requires expanded disclosures about fair value measurements. SFAS . 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The provisions of SFAS 157 should be applied prospectively. We are currently assessing the potential impact of SFAS 157 on our financial condition and results of operations.

NOTE 6:- SUBSEQUENT EVENTS

On October 31, 2006, RNG and Golden Palace entered into a software license agreement under which RNG has granted Golden Palace a non transferable, limited license to use, perform, present and operate RNG's Blackjack Software for the purpose of displaying, managing and operating online gaming according to the terms and conditions of the Agreement. In return, Golden Palace has agreed to pay RNG a total of $1,000,000 in license fees, integration costs, technical support fees and advanced royalty fees, as well as additional royalty fees equal to 15% of the fees charged by Golden Palace from players who participate in the blackjack game. On November 9, 2006, Get21 and Golden Palace entered into a sublicense and software agreement under which Golden Palace granted Get21 a world wide, non exclusive, non transferable sublicense to the user interface portion of the multiplayer blackjack and poker gaming software ("Player Software") and to grant players the right to use the Player Software. According to the terms of the agreement Get21 shall be responsible for performing all marketing and promotional functions with respect to bringing players through the URL web address www.get21.com and www.get21poker.com ("URL") to online gaming multiplayer blackjack and poker rooms ("Gamerooms") which are operated by Golden Palace. Get21 and Golden Palace shall share the revenues generated from players who played in the Gamerooms through the URL according to the terms specified in the agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD LOOKING STATEMENTS

This quarterly report on Form 10-QSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Federal securities laws, and is subject to the safe-harbor created by such Act and laws. Forward-looking statements may include our statements regarding our goals, beliefs, strategies, objectives, plans, including product and service developments, future financial conditions, results or projections or current expectations. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms, or other comparable terminology. These statements are subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those contemplated by the forward-looking statements. The business and operations of Zone 4 Play, Inc. are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this report. Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect our business is described under the heading "Risks Related to Our Business" in
Part I, Item 1, "Description of Business" of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005. Readers are also urged to carefully review and consider the various disclosures we have made in this report.

OVERVIEW

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

You should read the following discussion of our financial condition and results of operations together with the unaudited financial statements and the notes to unaudited financial statements included elsewhere in this report.

COMPANY HISTORY

We are a Nevada corporation, but we conduct our operations through our wholly owned subsidiaries, Zone4Play (Israel) Ltd., an Israeli corporation incorporated in July 2001, Zone4Play (UK) Limited, a United Kingdom corporation incorporated in November 2002, and Zone 4 Play, Inc., a Delaware Corporation ("Zone4Play Delaware"). On April 27, 2005, pursuant to an agreement with NetFun Ltd., we increased our ownership percentage of the issued and outstanding share capital of MixTV Ltd. From 50.1% to 100%. On July 11, 2006, we formed a wholly owned subsidiary in the Isle of Man, named Gaming Ventures plc ("Gaming"). Gaming has two wholly owned subsidiaries, RNG Gaming Limited ("RNG") and Get21 Limited ("Get21"), both of which are Isle of Man companies.

On July 12, 2006, Zone4Play Delaware and Gaming entered into an agreement under which our wholly owned subsidiary Gaming purchased from Zone4Play Delaware all right, title and interest in its intellectual property rights and assets related to its newly developed multi-player tournament blackjack software ("Blackjack Software") on a "going concern" and "as is" basis, in exchange for a secured promissory note in the principal amount of $2.25 million. The purchase price was based on an appraisal report made by an independent appraiser. This promissory note has a term of five years. Principal is payable in five equal annual installments of $450,000 and will carry annual interest of Libor +1.5%. On July 17, 2006, Gaming entered into an agreement with RNG under which Gaming assigned all of its rights in the Blackjack Software to RNG in consideration for all outstanding and issued ordinary shares of RNG. The purpose of RNG is to exploit the Blackjack Software and related intellectual property and further develop this software and potentially other gaming software. RNG is expected to license its software to third parties in exchange for revenue shares and license fees.

Our other indirect subsidiary, Get21, will provide marketing services related to the Blackjack Software business and potentially other games. Get21 seeks to outsource to a third party the full operation of the service which includes payment, processing, customer support, fraud and collusion prevention and other services.

On September 14, 2006, Gaming, RNG, and Golden Palace Limited ("Golden Palace"), entered into an agreement under which Golden Palace has agreed to invest $600,000 in RNG in return for 20% of the ordinary shares of RNG. Pursuant to terms of this agreement, Golden Palace has an option to acquire an additional 30% of the ordinary shares of RNG (but not more than 50% of RNG or more than the amount owned by Gaming) at a price of $180,000 per each additional percentage interest of the ordinary shares of RNG. Such option can be exercised by Golden Palace during a period commencing on the date of the agreement and terminating upon the earliest of: (1) the date which is 15 months from the date of the agreement; (2) RNG becoming a public company; or (3) completion by RNG of a private placement of not less than $4,000,000 by third parties, at a price representing a valuation of at least $18,000,000.

Concurrently, Gaming, RNG and Golden Palace entered into a shareholders agreement under which Golden Palace has a right to appoint one of RNG's 4 directors (as long as Golden Palace owns 20% of RNG) and we have a right to appoint the 3 other directors. Upon Golden Palace becoming an owner of 50% of RNG, it will have the right to appoint an equal number of directors to the number we are entitled to appoint.

On October 31, 2006, RNG and Golden Palace entered into a software license agreement under which RNG has a granted Golden Palace a non transferable, limited license to use, perform, present and operate RNG's Blackjack Software for the purpose of displaying, managing and operating online gaming according to the terms and conditions of the agreement. In return, Golden Palace has agreed to pay RNG a total of $1,000,000 in license fees, integration costs, technical support fees and advanced royalty fees, as well as additional royalty fees equal to 15% of the fees charged by Golden Palace from players who participate in the blackjack game. According to the terms of the agreement, the Blackjack Software shall not be used in the U.S. and or offered for use to U.S. residents, and Golden Palace has agreed to take certain actions to ensure that the Blackjack Software is unavailable for U.S. residents.

On November 9, 2006, Get21 and Golden Palace entered into a sublicense and software agreement under which Golden Palace granted Get21 a world wide, non exclusive, non transferable sublicense to user interface portion of the multiplayer blackjack and poker gaming software ("Player Software") and to grant players the right to use the Player Software. According to the terms of the agreement, Get21 shall be responsible for performing all marketing and promotional functions with respect to bringing players through the URL web address www.get21.com and www.get21poker.com ("URL") to online gaming multiplayer blackjack and poker rooms ("Gamerooms") which are operated by Golden Palace. Get21 and Golden Palace shall share the revenues generated from players who played in the Gamerooms through the URL according to the terms specified in the agreement.

On August 4, 2006, Gaming filed with the Securities and Exchange Commission ("SEC") a registration statement on Form 20-F, which is now effective. As a result, Gaming is now a separate reporting entity with the SEC that has the reporting obligations of a foreign private issuer, despite it being our wholly owned subsidiary. As disclosed in our Current Report on Form 8-K filed with the SEC on June 20, 2006, we intend to declare a dividend of Gaming's shares on a one-for-one pro rata basis to our shareholders as of a record date to be determined by our Board of Directors. Our shares of common stock are currently traded on the OTC Bulletin Board under the trading symbol "ZFPI.OB".

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

Our customers include, bookmakers (Eurobet UK Limited, The Gaming Channel Limited, Two Way Media Limited), betting exchanges (Betfair, the Sporting Exchange Limited), cable and satellite television service providers (CSC Holdings Inc., RCN Telecom Services), mobile operators (O2 (online) Ltd.), internet service providers (Commonwealth Telephone Enterprises Inc. ("CTE")) hospitality service providers (LodgeNet Entertainment Corporation), and providers of interactive games on digital TV (NDS Ltd). Our technology allows our customers to generate additional revenue from their existing infrastructure and user base by allowing a subscriber to switch from one platform, such as Interactive TV, mobile, internet or participating TV to another platform using a single account with the same account balance and user information. In addition, our technology allows mobile service providers, TV broadcasters and channels to provide additional content, as well as an increased variety of services, to their customers.

We enter into license and/or revenue-sharing agreements with our customers under which the customers use our software and technology to offer games to their subscribers and pay us a fixed fee and/or a percentage of the net revenues generated from those games.

We devote substantially all of our efforts toward conducting research, development and marketing of our software. In the course of these activities, we have sustained operating losses and expect such losses to continue in the foreseeable future. To date, we have not generated sufficient revenues to achieve profitable operations or positive cash flow from operations. As of September 30, 2006, we had an accumulated deficit of $12,259,703. We can give no assurance that profitable operations, if ever achieved, will be sustained on a continuing basis. During the nine months ended September 30, 2006, we derived approximately 82% of our revenues from three major customers.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2005

REVENUES AND COST OF REVENUES

Total revenues for the three months ended September 30, 2006 decreased by 43% to $212,714 from $374,451 for the three months ended September 30, 2005. All such revenues were from sales of software applications and distribution rights. The decrease in revenues is primarily attributable to licenses revenues to Cosmotrade Investment Ltd., and CTE that we had in the three months ended September 30, 2005, and a decrease in revenues from the Gaming Channel offset by new contract with Two Way TV Australia Limited and increase in revenue share from contracts with customers such as NDS Ltd., Cablevision, Two Way Media Limited and Winner.com (UK) Limited.

Cost of revenues for the three months ended September 30, 2006 increased by $223 to $95,527 from $95,304 for the three months ended September 30, 2005. The cost of revenues is attributable primarily to amortization of the technology which was acquired in the end of April 2005 by acquiring the minority shares in our participation TV subsidiary, MixTV Ltd. and to server hosting expenses.

RESEARCH AND DEVELOPMENT

Research and development expenses for the three months ended September 30, 2006 increased by 35% to $889,484 from $657,487 for the three months ended September 30, 2005. The increase is primarily attributable to the our new projects in the United Kingdom, which involve adapting our software to new systems and platforms (ITV, mobile, internet, and participation TV by our subsidiary, MixTV Ltd.), development of our multi player black jack tournaments application, recruitment of employees, increased general and administrative expenses allocated to the research and development department due to its growth and due to accounting charges related to stock options under Statement of Financial Accounting Standard (SFAS) No. 123R, "Share-Based Payment" ("SFAS 123(R)").

SALES AND MARKETING

Sales and marketing expenses for the three months ended September 30, 2006 increased by 88% to $405,345 from $216,115 for the three months ended September 30, 2005. The increase in sales and marketing expenses is primarily attributable to a our marketing preparations for the launch of our get21.com site through our indirect subsidiary Get21 and to the amortization of deferred compensation to stock options granted to our Chief Executive Officer ("CEO") in the amount of $71,234 and to accounting charges related to stock options under SFAS 123(R).

GENERAL AND ADMINISTRATIVE

General and administrative expenses for the three months ended September 30, 2006 increased by 3% to $432,567 from $418,487 for the three months ended September 30, 2005. The increase in general and administrative expenses is primarily attributable to a portion of the amortization of deferred compensation to stock options granted to our CEO in the amount of $17,808 and to expenses related to evaluation of the spin off of our multi player black jack tournaments application and due to accounting charges related to stock options under SFAS 123(R).

NET LOSS

Net loss for the three months ended September 30, 2006 was $1,616,886 as compared to net loss of $999,339 for the three months ended September 30, 2005. Net loss per share for the three months ended September 30, 2006 was $0.05 as compared to $0.04 for the three months ended September 30, 2005. The net loss increased for the three months ended September 30, 2006 mainly due to the increase in the operating expenses and due to amortization of deferred compensation to stock options granted to our CEO in the amount of $89,042. In accordance with SFAS 123(R), this expense was calculated based on the Black-Scholes model and was amortized under the graded vesting method. Our weighted average number of shares of common stock used in computing basic and diluted net loss per share for the three months ended September 30, 2006 was 32,315,698 compared with 23,925,010 for the three months ended September 30, 2005. The increase was primarily due to the issuance of additional shares in two private placements, as discussed further below.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2005

REVENUES AND COST OF REVENUES

Total revenues for the nine months ended September 30, 2006 decreased by 31% to $602,673 from $868,332 for the nine months ended September 30, 2005. All such revenues were from sales of software applications and distribution rights. The decrease in revenues is primarily attributable to licenses revenues to Cosmotrade Investment Ltd, CTE, and Cablevision that we had in the nine months ended September 30, 2005, and a decrease in revenues from the Gaming Channel offset by new contracts, such as a contract with Two Way TV Australia Limited, and increase in revenue share from contracts with customers such as NDS Ltd., Cablevision and Two Way Media Limited and Winner.com (UK) Limited.

Cost of revenues for the nine months ended September 30, 2006 increased by 60% to $293,166 from $183,016 for the nine months ended September 30, 2005. The increase in the cost of revenues is attributable primarily to amortization of the technology which was acquired in the end of April 2005 by acquiring the minority shares in our participation TV subsidiary, MixTV Ltd. For the nine months ended September 30, 2006, gross profit decreased by 55% to $309,507 when compared to gross profit of $685,306 for the nine months ended September 30, 2005.

RESEARCH AND DEVELOPMENT

Research and development expenses for the nine months ended September 30, 2006 increased by 31% to $2,423,921 from $1,854,845 for the nine months ended September 30, 2005. The increase is primarily attributable to our new projects in the United Kingdom, which involve adapting our software to new systems and platforms (ITV, mobile, internet, and participation TV by our subsidiary, MixTV Ltd.), development of our multi player black jack tournaments application, recruitment of employees, increased general and administrative expenses allocated to the research and development department due to its growth and due to accounting charges related to stock options under SFAS 123(R).

SALES AND MARKETING

Sales and marketing expenses for the nine months ended September 30, 2006 increased by 158% to $1,775,739 from $689,258 for the nine months ended September 30, 2005. The increase in sales and marketing expenses is primarily attributable to a portion of the amortization of deferred compensation to stock options granted to our CEO in the amount of $893,657 and to accounting charges related to stock options under SFAS 123(R), and due to our marketing preparations for the launch of our get21.com site thorough our indirect subsidiary Get21.

GENERAL AND ADMINISTRATIVE

General and administrative expenses for the nine months ended September 30, 2006 increased by 60% to $1,446,018 from $904,230 for the nine months ended September 30, 2005. The increase in general and administrative expenses is primarily attributable to recruitment of employees, salary increases, additional expenses in relation to the possible admission of our shares to trade on AIM, a market operated by the London Stock Exchange plc, to a portion of the amortization of deferred compensation to stock options granted to our CEO in the amount of $223,414 to expenses related to evaluation of the spin off of our multi player black jack tournaments application and due to accounting charges related to stock options under SFAS 123(R).

NET LOSS

Net loss for the nine months ended September 30, 2006 was $5,336,660 as compared to net loss of $2,731,669 for the nine months ended September 30, 2005. Net loss per share for the nine months ended September 30, 2006 was $0.18 as compared to $0.12 for the nine months ended September 30, 2005. The net loss increased for the nine months ended September 30, 2006 mainly due to the increase in the operating expenses and due to amortization of deferred compensation to stock options granted to our CEO in the amount of $1,117,071. In accordance with SFAS 123(R), this expense was calculated based on the Black-Scholes model and was amortized under the graded vesting method. Our weighted average number of shares of common stock used in computing basic and diluted net loss per share for the nine months ended September 30, 2006 was 29,752,443 with 23,389,406 for the nine months ended September 30, 2005. The increase was primarily due to the issuance of additional shares in two private placements as discussed further below.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2006, total current assets were $3,866,946 and total current liabilities were $700,570. On September 30, 2006, we had a working capital surplus of $3,166,376 and an accumulated deficit of $12,259,703. We finance our operations and plan to continue doing so with a combination of stock issuances and revenues from product sales. We had working capital of $3,166,376 on September 30, 2006 compared with a working capital deficit of $20,093 on December 31, 2005. Cash and cash equivalents on September 30, 2006 were $3,624,361, an increase of $3,020,326 from the $604,035 reported on December 31, 2005. Cash balances increased in the nine months ended September 30, 2006 primarily as a result of the stock issuances described below, offset by the increase in our net loss for the nine months ended September 30, 2006.

Operating activities used cash of $3,128,775 in the nine months ended September 30, 2006 and $1,207,678 in the three months ended September 30, 2006. Cash used by operating activities in the nine months ended September 30, 2006 results primarily from a net loss of $5,336,660, a $47,269 increase in employee payroll accruals, offset by a $1,841,209 increase in amortization of deferred compensation (mainly to our CEO in the amount of $1,177,071), $481,323 of depreciation, of which $249,999 is related to amortization of acquired technology, and $18,000 of compensation related to issuance of common stock to a service provider.

Investing activities used cash of $235,295 in the nine months ended September 30, 2006 and $123,704 in the three months ended in the same period. Cash used by investing activities in the nine months ended September 30, 2006 results from the purchase of computer and software equipment.

Financing activities generated cash amount of $6,384,279 during the nine months ended September 30, 2006 and used $13,055 in the three months ended September 30, 2006. Cash provided by financing activities for the nine month period ended September 30, 2006 results primarily from stock issuances offset slightly by repayments of short term bank credit.

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

On March 30, 2006, pursuant to Section 4(2) of the Securities Act, and Rule 506 promulgated thereunder, we completed an offering that consisted of 2,000,000 units sold at a price of $1.00 per unit to certain accredited investors ("March 30 Investors") for aggregate gross proceeds of $2,000,000. Each unit is comprised of one share of our common stock ("March 30 Shares") and a warrant to purchase one share at an exercise price of $1.35 per share for a period of 36 months (" March 30 Warrants"). Costs related to the foregoing offerings amounted at $123,745.

Pursuant to the terms and conditions of Registration Rights Agreements between us and the March 24 Investors and between us and the March 30 Investors, we agreed to prepare and file a registration statement with the Securities and Exchange Commission covering the resale of the March 24 Shares and the shares underlying the March 24 Warrants, and the March 30 Shares and the shares underlying the March 30 Warrants within 45 days from the closing and to obtain effectiveness of such registration statement within 120 days from closing. If we did not meet these filing deadlines, we would have been required to pay a monthly penalty of 1% of the aggregate investment made by the March 24 Investors and by the March 30 Investors. On May 4, 2006, we filed a registration statement covering the resale of the March 24 Shares and the shares underlying the March 24 Warrants, and the March 30 Shares and the shares underlying the March 30 Warrants which went effective on June 6, 2006.

On September 14, 2006, our indirect subsidiary, RNG, our subsidiary Gaming and Golden Palace , entered into an agreement under which Golden Palace has agreed to invest $600,000 in RNG in return for 20% of the ordinary shares of RNG. Pursuant to terms of the agreement, Golden Palace has an option, that can be exercised upon the occurrence of certain events as defined in the agreement, to acquire an additional 30% of the ordinary shares of RNG (but not more than 50% of RNG or more than the amount owned by Gaming) at a price of $180,000 per each additional percentage interest of the ordinary shares of RNG.

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

Total expenses related to the implementation of SFAS 123R in the three and nine months ended September 30, 2006 accounted for $300,520 and $1,841,209, respectively.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING - There has been no change in our internal control over financial reporting during the third quarter of 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 5. OTHER EVENTS.

On November 9, 2006, our indirect subsidiary, Get21, and Golden Palace entered into a sublicense and software agreement under which Golden Palace granted Get21 a world wide, non exclusive, non transferable sublicense to user interface portion of the multiplayer blackjack and poker gaming software ("Player Software") and to grant players the right to use the Player Software. According to the terms of the agreement, Get21 shall be responsible for performing all marketing and promotional functions with respect to bringing players through the URL web address www.get21.com and www.get21poker.com ("URL") to online gaming multiplayer blackjack and poker rooms ("Gamerooms") which are operated by Golden Palace. The agreement provides that the ownership of the URL shall be transferred to Golden Palace for the term of the agreement and shall be returned to Get21 upon the lawful termination of the agreement. Get21 and Golden Palace shall share the revenues generated from players who played in the Gamerooms through the URL according to the terms specified in the agreement. The agreement has a term of 5 years and can be terminated by both parties pursuant to its terms. The agreement is governed by the laws of England. A copy of the agreement is filed herewith as Exhibit 10.3 and incorporated by reference herein.

ITEM 6. EXHIBITS.

EXHIBIT
NUMBER    DESCRIPTION

10.1 Share Subscription and Option Agreement dated September 14, 2006, by and among RNG Gaming Limited, Golden Palace Limited and Gaming Ventures plc (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 14, 2006).

10.2 Software License Agreement dated October 31, 2006 between RNG Gaming Limited and Golden Palace Limited (incorporated by reference to
          Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 6, 2006).

10.3 Sublicense and Services Agreement dated November 9, 2006 between Get21 Limited and Golden Palace Limited.

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


                                           ZONE 4 PLAY, INC.


Dated: November 14, 2006                   By: /s/ Shimon Citron
                                           ---------------------
                                           Shimon Citron
                                           President and Chief Executive Officer

Dated: November 14, 2006                   By: /s/ Uri Levy
                                           ---------------------
                                           Uri Levy
                                           Chief Financial Officer