Form 10KSB
period 2006-12-31
ZONE 4 PLAY INC
filed 2007-03-30
CIK 1175442

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

                                   (Mark One)

  [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
                                      1934.

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

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

                              Yes: [_]     No: [X]

State the issuer's revenues for fiscal year ended December 31, 2006: $1,656,379

State the aggregate market value of the voting and non-voting equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of a specified date within the past 60 days: $4,167,095 as of March 31, 2007

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 32,319,301 shares of Common Stock as of March 31, 2007

Transitional Small Business Disclosure Format:

                              Yes: [_]     No: [X]

                                ZONE 4 PLAY, INC.

                                   FORM 10-KSB
                  (FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005)

                                TABLE OF CONTENTS
                                                                            PAGE
PART I
Item 1     Description of Business                                            1
Item 2     Description of Property                                           26
Item 3     Legal Proceedings                                                 26
Item 4     Submission of Matters to a Vote of Security Holders               26

PART II
Item 5     Market for Common Equity, Related Stockholders Matters
             and Small Business Issuer Purchases of Equity Securities        27
Item 6     Management's Discussion and Analysis or Plan of Operation         28
Item 7     Financial Statements                                              33
Item 8     Changes In and Disagreements With Accountants on Accounting
             and Financial Disclosure                                        34
Item 8A    Controls and Procedures                                           34
Item 8B    Other Information                                                 34

PART III
Item 9     Directors, Executive Officers, Promoters and Control Persons;
             Compliance With Section 16(a) of the Exchange Act               35
Item 10    Executive Compensation                                            37
Item 11    Security Ownership of Certain Beneficial Owners and Management
             and Related Stockholder Matters                                 40
Item 12    Certain Relationships and Related Transactions                    42
Item 13    Exhibits                                                          43
Item 14    Principal Accountant Fees and Services                            43


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

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

We are a software and technology developer and provider to companies that service the interactive gaming industry, delivering cross-platform systems that are built for mass participation gaming over mobile devices, TV and the internet. Our software provides and supports play-for-fun and play-for-real interactive games. We offer five core solutions to companies that offer play-for-real gaming, namely:

(i) Multiplayer blackjack tournaments ("Blackjack Software"): 24/7 availability of a variety of blackjack tournaments games based on a peer-to-peer technology allowing users to compete against each other and not against the "house".

(ii) Mobile gaming: the provision of services on mobile devices, including fixed odds games, multiplayer games, sports betting services, scratch cards and exchange betting.

(iii) Interactive TV gaming: the provision of software and technology currently supporting fixed odds games.

(iv) Participating TV gaming: the provision of services via the interaction of television broadcasts and mobile text messages, IVR (interactive voice response) lines or Java interaction.

(v) Online gaming: the provision of fixed odds and casino games over the internet.

We also provide marketing services related to our Blackjack Software business and potentially other games thorough our subsidiary Get21 Limited ("Get21"), which is using a third party for the full operation of the service which includes payment, processing, customer support, fraud and collusion prevention and other services.

We have recently re-prioritized our operations and currently plan to focus on two products: the Winner Channel and our Blackjack Software related marketing services.

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

We were incorporated under the laws of the State of Nevada on April 23, 2002, as Old Goat Enterprises, Inc. (the "Predecessor"). On February 1, 2004, the Predecessor issued the shareholders of Zone 4 Play, Inc., a Delaware corporation ("Zone4Play Delaware"), 10,426,190 shares of common stock, in consideration for the entire share capital of Zone4Play Delaware. Immediately after the issuance, the shareholders of Zone4Play Delaware held 58% of the issued and outstanding share capital of the Predecessor, and subsequently changed its name to Zone 4 Play, Inc., a Nevada corporation. The transaction was accounted for as a reverse acquisition, whereby the Predecessor was treated as the acquired company and Zone4Play Delaware as the acquirer. The historical financial statements of Zone4Play Delaware became our historical financial statements. We conduct our operations through our wholly owned subsidiaries, Zone4Play (Israel) Ltd., an Israeli corporation incorporated in July 2001, Zone4Play (UK) Limited, a United Kingdom corporation incorporated in November 2002, and Zone4Play Delaware. On April 27, 2005, pursuant to an agreement with NetFun Ltd., we increased our ownership percentage of the issued and outstanding share capital of MIXTV Ltd. from 50.1% to 100%. On July 11, 2006, we formed a wholly owned subsidiary in the Isle of Man, named Gaming Ventures plc ("Gaming"). Gaming has two wholly owned subsidiaries, RNG Gaming Limited ("RNG") and Get21, both of which are Isle of Man companies.

On July 12, 2006, Zone4Play Delaware and Gaming entered into an agreement under which our wholly owned subsidiary Gaming purchased from Zone4Play Delaware all right, title and interest in its intellectual property rights and assets related to its newly developed Blackjack Software on a "going concern" and "as is" basis, in exchange for a secured promissory note in the principal amount of $2.25 million. The purchase price was based on an appraisal report made by an independent appraiser. This promissory note has a term of five years. Principal is payable in five equal annual installments of $450,000 and carries an annual interest of US Libor +1.5%. On July 17, 2006, Gaming entered into an agreement with RNG under which Gaming assigned all of its rights in the Blackjack Software to RNG in consideration for all outstanding and issued ordinary shares of RNG.

The purpose of RNG is to exploit the Blackjack Software and related intellectual property and further develop this software and potentially other gaming software. RNG is expected to license its software to third parties in exchange for revenue shares and license fees.

Our other indirect subsidiary, Get21, provides marketing services related to the Blackjack Software business and potentially other games. Get21 seeks to and has in fact outsourced to a third party the full operation of the service which includes payment, processing, customer support, fraud and collusion prevention and other services.

On September 14, 2006, Gaming, RNG, and Golden Palace Limited ("Golden Palace"), entered into an agreement, which was amended on January 10, 2007, under which Golden Palace has agreed to invest $600,000 in RNG in return for 20% of the ordinary shares of RNG. Pursuant to terms of this agreement, Golden Palace has an option to acquire an additional 30% of the ordinary shares of RNG (but not more than 50% of RNG or more than the amount owned by Gaming) at a price of $100,000 per each additional percentage interest of the ordinary shares of RNG, if the option is exercised on or before September 14, 2008; $180,000 per each additional percentage interest of the ordinary shares of RNG, if the option is exercised upon RNG becoming a public traded company or upon the completion of a private placement of securities for consideration of not less than $4,000,000 to third parties, at a company valuation of $18,000,000. . Such option can be exercised by Golden Palace during a period commencing on the date of the agreement and terminating upon the earliest of: (1) September 14, 2008; (2) RNG becoming a public company; or (3) completion by RNG of a private placement for securities for consideration of not less than $4,000,000 by third parties, at a company valuation of $18,000,000.

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

On October 31, 2006, RNG and Golden Palace entered into a software license agreement under which RNG has a granted Golden Palace a non transferable, limited license to use, perform, present and operate RNG's Blackjack Software for the purpose of displaying, managing and operating online gaming according to the terms and conditions of the agreement. In return, Golden Palace has agreed to pay RNG a total of $1,000,000 in license fees, integration costs, technical support fees and advanced royalty fees, as well as additional royalty fees equal to 15% of the fees charged by Golden Palace from players who participate in the blackjack game. According to the terms of the agreement, the Blackjack Software shall not be used in the U.S. and/or offered for use to U.S. residents, and Golden Palace has agreed to take certain actions to ensure that the Blackjack Software is unavailable for U.S. residents.

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

THE MARKET

The interactive entertainment market has emerged as a result of the growth and technological advancement in the communications industry. One of the key segments of the interactive entertainment market is online gaming which has experienced growth since its emergence in the early 1990s. Estimates and growth rates of the online gaming market vary. The upper end of these estimates suggests that the online gaming market generated gross winnings in excess of US$10.0 billion in 2005. Nevertheless, estimates suggest that the penetration of online gaming compared to traditional land-based gaming remains low. We believe that growth in the online gaming market will be driven by the increased availability of the internet and broadband connectivity, increased branding and marketing efforts by online gaming operators, the availability of alternative distribution platforms

It is the anticipated expansion of alternative distribution platforms that we are seeking to exploit with our software and technology. Internet gaming is the most developed interactive gaming platform, and although still relatively new, most interactive gaming operators already have an internet offering. In relation to gaming, other platforms such as mobile applications, Interactive TV and participating TV are still in their early stages and are the primary focus of the Company.

ONLINE GAMING MARKET/MULTIPLAYER BLACKJACK TOURNAMENTS MARKET

Industry sources estimate that the global revenues of "brick-and-mortar casinos" were $70 billion in 2004 and are expected to grow to $100 billion by 2009. With additional revenues coming from sports betting and lotteries, the gaming market generated an estimated $247 billion in 2004 and is expected to reach revenues of over $300 billion by 2009. With $10 billion in revenues, the online gaming market is estimated to have generated 4.6% of the global betting market revenues in 2005 and is predicted to reach 7% of market revenues by 2009. Gaming market revenues are expected to keep growing at a compound annual growth rate (CAGR) of 5% in coming years, while the online gaming market is expected by industry sources to grow at a much more rapid pace of 20% to 25% to accumulate to an estimated market size of $23 billion in 2009.

The online gaming market is divided into segments according to game types, reflecting different gamer characters and tastes; however, some of the market segments, such as blackjack, attract gamers of different gaming choices.

The P2P emerging segment, which currently includes mostly poker, is predicted to grow from a market share of 22%, which reflects $1.44 billion in year 2005, to 38% and $9 billion by year 2009. (Poker reflects $6 billion.) Poker operators are now targeting more casual gamers which are considered the mass market. As more casual gamers and less affluent nations enter the poker players market ARPC (Average Revenue Per Customer) per annum is expected to fall from an average of $762 in 2004 to $619 in 2008. Consequently, poker operators are constantly looking for new ways to attract casual players (U.S. and non-U.S. players) to the international P2P networks on the one hand, while increasing the ARPC on the other hand.

P2P blackjack is simpler and more intuitive than poker and therefore may be more attractive to casual gamers who do not play online poker.

Blackjack is the most popular casino game outside of the U.S. As part of the poker network efforts to diversify their client portfolio risk, networks adjust their offerings to new non-U.S. markets. Introducing another P2P game which shares the proven poker revenue model on the same poker network is expected to increase ARPC and allow network operators to better compete in the player acquisition market. Better ARPC means more revenue sharing affiliate marketing partners and better marketing budgets. These factors promote growth in the particular P2P network. High network liquidity is the principal factor to generate player trust and player interest. P2P poker showed a compound annual growth rate of more then 334% in the four years since it emerged as an independent market segment. We believe that blackjack has the potential to be the most popular P2P game after poker.

The online gaming market is one of the fastest-growing and most profitable online businesses. It has experienced rapid growth in recent years, fueled by the growth of broadband penetration throughout the world, increasing consumer confidence in the safety and security of online payment systems, increasing customer demand, and ongoing investments by online gaming operators in product development and marketing.

Online gaming has a number of advantages for players: it is convenient and easily accessible at any time, day or night, and relatively anonymous. Casino websites provide a wide variety of games, including free-play games that encourage players to experience online gaming for the first time. According to an industry research report, the worldwide market for online gaming has grown from virtually no revenue in 1995 to approximately $6 billion in 2003 and increased to over $8 billion in 2004. Forecasters expect this market to grow by an additional 20% to 25% in each of 2005 and 2006. According to one specialist gaming consultancy, the online gaming market will continue to grow rapidly in the coming years, reaching $15 billion in 2007 and $22 billion in 2009.

MOBILE GAMING MARKET

Mobile gaming is in its infancy. However, as a distribution channel it is beginning to finally emerge due to technological advancements (e.g., 3G) as well as more robust relationships between the content originators, the operators and the end user. As a result the availability and demand for interactive mobile content such as news, sports and information services, images, and music, is growing rapidly. Juniper Research estimates that the global mobile content market was worth $10.3 billion in 2004 and is expected to rise to $59.1 billion by 2009, a CAGR of 42%.

The growth of the mobile content market is largely being driven by the emergence of innovative content providers providing a growing array of compelling content to the end user. The emergence of this distribution channel and the potential market opportunity that it offers - there are currently 1.5 billion global mobile users - has not gone unnoticed by the gaming providers. As a result, providers of gaming services, both online and land-based, are seeking ways to exploit the mobile distribution platform for gaming, to add additional revenue channels.

According to Juniper Research, the global mobile gambling market was worth $468 million in 2004. This represents less than 5% of the online gaming market. However, Juniper Research estimates that mobile gaming revenues, even allowing for limited growth in the US (due to regulatory constraints), are expected to exceed $19 billion by 2009, almost on a par with online gaming. This translates into an average annual growth rate of 110%.

Sports-betting is currently estimated to be the largest of the three sectors of the mobile gaming market, representing 47% ($218 million). Juniper Research estimates that the mobile lottery market, currently less than 25% of the total, will be the biggest mobile gaming winner, rising to 40% of revenue by 2009. The rationale for this assumption is the overall ubiquity of lotteries amongst the adult population and the general government apathy towards lotteries versus other forms of gambling, resulting in them becoming established more quickly in a greater number of markets. We believe that with the advent of next generation network technologies (e.g, 3G) and more advanced graphic technologies on handsets, mobile gaming services will become more akin to the gambling experiences offered online.

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

PARTICIPATING-TV MARKET

The emergence of cellular infrastructure has given solutions for issues like always-on connectivity and availability, and provided with potentially good answers for questions of dependence of availability on location and timing. The convergence of wireless and TV serving technologies has created a rare opportunity for the `Cellularifiaction of TV' - enabling enhanced and enriched TV experience. This convergence of cross media content provides the ability to embed additional program data such as home audience cellular-based interaction into live feeds or prerecorded shows and programs.

Wireless entertainment and communications have grown in very rapid pace in certain European countries. Wireless operators are evaluating key application services and new content while TV and new media producers are excited about reaching their audiences in new ways.

Cross Media formats represent challenges to broadcasters as well as producers. New content formats that cross over the broadband web, linear or interactive television and fixed or mobile devices typically come packaged with software tools, content management tools and other elements that require going beyond the regular television program buying and selling that the broadcasters are used to dealing with.

SMS texting and other user interactions in response to television programming or to influence television programming have gained a lot of popularity lately. Entertainment, sports and Fixed-Odds services will be at the heart of demand for such services. `Getting the audience involved' experience lets viewers interact with one another or with content associated with reality shows, regular shows, advertisement or fixed-odds games by sending in messages that are displayed or accumulated on the television screen.

Television is a highly effective medium through which to market mobile entertainment services, which are now a significant part of the mobile content sector. Research and Markets forecasts that the mobile content market will generate in the region of $78 billion in revenues worldwide by 2007, up from $16.7 billion in 2003. A number of companies produce and broadcast interactive formats. These operators focus on the sale of their formats and/or on buying airtime to promote them. They tend to focus on a single genre such as interactive quiz shows and formats and do not have the extensive portfolio of live interactive formats.

The growth of special interest cable and satellite television channels in the digital broadcast environment has resulted in audiences and revenues being spread over an increasing number of channels. For example, in the UK, one of the most competitive markets in the world, Ofcom issued 162 new licenses to broadcast television services in 2004, and over 370 channels are now available to UK audiences. Competition for customers is thus intense and, as a result, traditional television broadcasting models, which are based on advertising revenue, are coming under pressure. Broadcasters are seeking to find new ways of winning audience share and generating revenue streams, while seeking to reduce the operational costs of providing new formats and services. Among early participation television applications, voting and polling demonstrated the potential of the new medium. This is evidenced by the success of programs such as Big Brother and Pop Idol.

The market has grown rapidly since its inception. In 2003, the 900 million messages sent in the European SMS-TV market generated an estimated $400 million shared by broadcasters, mobile operators, and technology providers. According to a report in the McKinsey Quarterly (McKinsey & Company), the addition of SMS boosts the viewership of popular free-to-air television shows by up to 20 percent and can encourage ratings growth of approximately 50 to 100 percent for niche cable and satellite channels.

OUR BUSINESS

PLAY-FOR-REAL

We currently provide five core solutions for play-for-real gaming mobile gaming, interactive TV gaming, participating TV gaming, online gaming and multiplayer blackjack tournaments gaming. We also provide marketing services to our Blackjack Software in order to attract online gamblers to gambling websites. Though we continue to operate in all of these areas, we recently decided to focus primarily on the Winner Channel and on our Blackjack Software related marketing services.

MULTIPLAYER TOURNAMENTS BLACKJACK

Our indirect subsidiary RNG has signed a non-exclusive license agreement with industry leader Golden Palace Ltd to offer non-U.S. customers the Blackjack Software service. The agreement allows for Golden Palace poker players to be integrated into a single E-Cash wallet, to enhance the cross-marketing opportunities between Golden Palace poker players and the new multiplayer blackjack tournament service. As a result, Golden Palace online poker players will be able to participate in the game by using their existing account without the need to re-register. We intend to further develop the Blackjack Software, and we intend to develop other products in the future. We have developed a patent application for the Blackjack Software which is currently pending with the U.S. Patent and Trademark Office.

Get21, our other indirect subsidiary has launched online multiplayer Blackjack tournaments to non-U.S. players. The Get21 service (www.get21.com), allows Internet users to participate in multiplayer Blackjack tournaments rather than playing against the 'house'. Get21 is using the services of Golden Palace Ltd under a service agreement to provide operating services to non-US players and to share the same players' community. In exchange for these services, Golden Palace will receive a minority percentage share of net revenues generated by Get21's multiplayer Blackjack tournaments.

Get21 will focus on marketing activities to promote multiplayer blackjack tournaments in multiple languages by acquiring and retaining non-U.S. players. The company has launched an affiliate program (www.get21partners.com) to enable a fast distribution of its services.

MOBILE GAMING

Mobile gaming is in its infancy. However, as a distribution channel, mobile is beginning to gain momentum due to handset and network technological advancements (e.g. 3G) as well as user acceptance. We are at the forefront of this market, extending interactive gaming technologies to the mobile world and enabling gaming service providers to do the same.

Our mobile solutions are compatible with in excess of 100 different mobile handsets. We offer both proprietary white label games as well as popular branded games that our software specifically adapts to work on the mobile platform. The game applications interface with Java, SMS, WAP and Brew protocols. Our mobile solutions offer high levels of security integrating state of the art SSL encrypted protocols and encryption keys allowing secure access to account management features, such as deposits and withdrawals. By combining our server-based solution ("ZoneITS") with our mobile solution, we are able to deliver a complete cross-operator/cross-media environment - i.e. real time interaction between mobile, iTV, satellite and online based gaming operations - enabling a single-account, cross platform gaming experience.

Our current offerings to our mobile gaming operator customers include certain fixed odds games (such as roulette, dice, keno, hi-lo), virtual horseracing, casino games and exchange betting.

We offer an end-to-end (server side and clients), plug-and-play, trusted and unique gaming solution for the mobile device market empowering:

     o Gaming operators, willing to extend their existing services to the next generation gambling medium; and

     o New gaming operators willing to adopt the mobile device medium as their primary gambling offering

Our customers for our play-for-real mobile gaming solutions are based in the U.K. where fixed odds betting is permitted if conducted by a licensed bookmaker. .. We have entered into a revenue-sharing agreement with Eurobet, which is a one of the largest book makers in the world, to provide fixed odds games via mobile devices. This service was officially launched in October 2005 and offers dice, keno, hi-lo and slots to existing Eurobet/Coral customers. We also provide fixed odds games on mobile devices to Two Way Media (operator of the Winner Channel, an interactive gaming TV channel in the U.K.), under a revenue-sharing agreement .. We have also launched new mobile betting service for Betfair users. Betfair supports 100,000 active users each week and is the world's leading betting exchange operator processing 5 million bets per day. The software is available to Betfair users under the brand 'Layback' (www.layback.co.uk) and will provide access to Betfair's markets to players via mobile and PDA devices. This will enhance the 'anywhere, anytime' mobile betting experience for existing Betfair users, as well as for new customers to the Betfair exchange.

INTERACTIVE TV GAMING

iTV is evolving as a valuable distribution channel to enable gaming operators to reach their customers in the comfort of their own living rooms. Our iTV technology solution is compatible with 8 different global standards (including Open TV, TV/Scientific Atlanta, Microsoft TV, Liberate and NDS Core) that are operated on the largest middleware systems for either cable satellite or IPTV operators. As such we estimate that our iTV solution can reach approximately 85% of the iTV market. Our iTV technology has been deployed in the UK on Sky, NTL and Telewest (Through Two Way Media operator of the Winner Channel) to provide interactive fixed odds games on TV on a revenue-sharing basis and by major cable and satellite service providers in the US, such as Cablevision Echostar and RCN.

Our iTV portfolio includes fixed odds and casino games (including Keno, Hi Lo, Dice, Roulette, Blackjack, Virtual Horse racing and several Slots versions), lottery and scratch cards as well as offering of multiplayer Texas Hold'em Poker, Blackjack and Bingo.

PARTICIPATING TV GAMING

We have developed technology that uses SMS, interactive voice recognition (IVR) lines and Java-based applications to bring interactive gaming to subscribers without a return path and enables the seamless delivery of interactive gaming services to analogue, digital, terrestrial, cable and satellite viewers without any reliance on the set-top box. We believe that our Participation TV solution is a real differentiator, opening up a completely new medium for interactive gaming. Our patent pending Participation TV solution uses SMS, mobile phone Java based applications and IVR lines to bring interactive gaming to subscribers regardless of the availability of a return-path and without any reliance on the set top box. It therefore offers an interactive gaming service to analogue, digital, terrestrial, cable or satellite TV viewers, therein significantly extending the potential market opportunity of the TV distribution channel as well as providing the opportunity to generate additional revenue from telephone and wireless data traffic.

The broadcasting component integrated with the Company's server component offers an end-to-end solution. Integration of all fixed odds activities takes place on the back-end systems between the Company and the gaming operator's back office.

Our portfolio of applications for launching real gambling channels includes fixed odds games, all of which are stand-alone interactive applications or are overlaid on broadcast programs. Currently the Company offers fixed odds games (roulette, hi-lo, dice and keno) and racing (horse racing, motor racing and greyhound racing), and a new version of poker enabling, for the first time, TV viewers to play any version of poker for real money. In addition, it enables TV viewers to participate in poker TV shows by betting during each hand on the results of the game.

Our solutions are being broadcast on several channels in the UK though our agreement with Two Way Media (operator of the Winner Channel), such as Cellcast, Teletext and more.

ONLINE GAMING

We offer an online gaming solution to fully complement our existing product and service solutions. The market for online gaming is already significant and software developers in this market are well entrenched. Our ability to offer an online solution is invaluable as it is able to demonstrate our ability to offer a fully interoperable cross platform solution, that we believe is unique in the market. We provide end-to-end online gaming solutions, including branded and white label front end, middleware and back office solutions. The service includes extensive applications for Casino and fixed odds games, Lottery and scratch card services as well as Multi player games. We provide end-to-end online gaming solutions, including branded and white label front end, middleware and back office solutions. The service includes extensive applications for Casino and fixed odds games, Lottery and scratch card services, as well as Multi player games.

DEPENDENCE ON THREE CUSTOMERS

In 2006, we derived approximately 84% of our revenues from three major customers:

Golden Palace Ltd(51%); Two Way TV Australia (21%) and Two Way Media Ltd(12%).

OUR STRATEGY

We have recently re-prioritized our operations and currently plan to focus on two products: the Winner Channel and our Blackjack Software related marketing services.

Our aim is to strengthen our position as a developer of gaming technology to the mobile, Interactive TV, participating TV and internet markets with particular emphasize on the development of the Blackjack Software. At the same time we aim at becoming a leading provider of marketing services related to our Blackjack Software and other online games through our subsidiary Get21. The development of a diversified portfolio of high quality, innovative applications is critical to the business. We intend to:

o DOMINATE THE MULTIPLAYER BLACKJACK TOURNAMENTS MARKET. Our new solution is intended to enable gaming operators to supply their users with a scalable multiplayer service, based on our technologies.

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

o WINNER CHANNEL PARTNERSHIP- We and Two Way Media Ltd, a leading interactive television company, have announced the intention to form a privately held company to house their consumer betting brand, 'The Winner Channel'. The Winner Channel platform has been operating in the UK for a year and has launched services on TV, mobile phones and the internet - providing customers opportunities to be on all platforms from a single account. In its first year of operation, the platform has established a strong presence in the UK market. It operates its own brand and white label gambling services for leading UK media companies including ntl:, the Sun Newspaper, Channel 4, Five, Teletext and Flextech Television, among others.

The two companies have used the past 12 months to establish the technical and commercial infrastructure necessary to operate cross platform products. The new vehicle intends to capitalize on this, focusing on high end entertainment TV betting, using the television as the primary means of acquiring customers that can then be monetized through its other platforms.

We believe that the UK Gambling Act 2005 discussed below under "Government Regulation", scheduled to be implemented in September 2007, will allow the provision of remote gaming services, which will benefit the Winner Channel and us.

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

OUR COMPETITIVE STRENGTHS

We believe that our competitive strengths include:

o UNIQUE, FIRST TO MARKET, PATENT PENDING PEER TO PEER ("P2P") BLACKJACK PRODUCT .. Our P2P application is a unique product, first introduced to the market by us. We have filed a patent application with the U.S. Patent and Trademark Office with respect to the P2P application which is still pending. One of its unique aspects is that it allows for constant gaming opportunities and nonstop blackjack online events. A game is available whenever a player is looking for one. Players do not play against the house - players compete against each other allowing the most skillful player to win. We expect to be one of the leading software providers in the Multiplayer blackjack tournaments market.


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

MULTIPLAYER TOURNAMENTS BLACKJACK SOFTWARE

Blackjack's simple rules and extremely visible play permit players to enter the game with little knowledge. At the same time, the unique blackjack tournament rules add skill elements to the traditional blackjack game and therefore attract professional and savvy players who implement complicated gaming strategies.

One of the unique aspects of our P2P application is that it allows for constant gaming opportunities and nonstop blackjack online events. A game is available whenever a player is looking for one. Players do not play against the house - players compete against each other allowing the most skillful player to win. Once a set number of players arrive, the game begins. Multi-table tournaments consist of a number of 5-player tables, allowing bigger prizes and a more exciting tournament.

We developed the Blackjack Software with the assistance of professional blackjack players. We believe that our new multi-player blackjack application may be an attractive product for major online casinos and sports books. Our blackjack product is the first on the market to combine a full range of multi-player blackjack games: Multi-table Sit & Go tournaments; Single table Sit & Go Tournaments; Heads-Up Blackjack; Blackjack Shootout tournaments; and daily Blackjack Special Tournaments.

Each player has to pay the same amount of money, "a buy-in", and the house fee in order to register for the game. The players choose the game with the amount of rounds they prefer and enter the table. All players receive an equal amount of chips. The chips are used as counters and are accumulated by beating the computer-generated dealer's hand. Each player determines the amount of chips to bet in every hand. The player who accumulates the most chips wins the pot.

BACK OFFICE - ZONEMAS

Our strategy is to provide gaming operators with all the software tools they need to deploy gaming services to their customers in the most efficient and lucrative manner. Whether connecting to existing enterprise operations or starting from scratch, our ZoneMAS is a robust, highly secure and cost-effective back-office suite that is specially designed to cater to the dynamic needs of gaming operators.

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

o ZONEITS. ZoneITS is a designated server that is located on the customer's network and handles all incoming requests from mobile handsets, such as subscriber registration, access to applications and all Java-enabled interactivity. The server's architecture enables reliance on a single uniform protocol between the mobile client and terminal. The server is specifically designed to manage updated versions of handsets by providing information about the client's memory status and other resources. This allows all monitoring and repairs to take place in the server environment which eliminates the need for changing the basic code on the Java client. The architecture is designed to increase security and create an additional buffer between the client and the server, making the content transferred between mobile clients and the terminal uniformly encrypted. While no system is completely secure, we have devised numerous security measures designed to assist in the prevention of fraudulent activity and unauthorized access to its systems. We work on a four tier security protocol including obfuscation software (to deter copying of the software), protocol encryption, client server monitoring, firewalls and logging protections.

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

RESEARCH AND DEVELOPMENT

We strive to develop the latest software and technology for the gaming market, and accordingly over 75% percent of our employees are involved in research and development. Research and development expenses for 2005 and 2006 were approximately $2,549,635and $2,923,572 respectively, which represents approximately 54 percent and 41 percent of our total operating expenses for 2005 and 2006, respectively. We believe that research and development is one of the key reasons for our success and is crucial to our future prospects and it is our intention to continue to invest heavily in research and development in order to enhance our existing solutions and launch new products into the gaming market.

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

MULTIPLAYER TOURNAMENTS BLACKJACK

Some of the leading software and system providers in the online gaming industry operate their own gaming websites while still providing their proprietary gaming systems to other operators. There are about 90 proprietary gaming systems offered by some 120 software and system providers; however, the market is dominated by 15 leading software vendors, including WorldGaming, MicroGaming, Playtech, RealTime Gaming, Boss Media, and others.

Major software vendors may provide their proprietary gaming platforms to dozens of operating websites simultaneously and have been offering a range of services including: gaming software, customer support, back office systems, and payment processing and hosting, allowing vendors to offer solutions ranging from specific software to `plug and play' gaming platforms.

For small to mid-size operators, in-house development is usually inefficient; therefore, in these cases, software licensing may often be the most appropriate solution.

Using standard gaming engines that can be customized to client needs allows the software vendors to offer their customer a distinctive user interface and different `skins'. Although most competitors seek to offer new and innovative games, there are practically only a few new games in the industry. The reason is that most of the software vendors choose to get more market share by adding new operators while focusing on developing back office functionalities, service and support to their operators.

Vendors generate revenue streams through software and support licensing as well as customization, payment processing, hosting and other services that are partly fixed but are mainly calculated as a percentage of each licensee's level of activity.

P2P blackjack is a new concept that has been introduced by few operators, including: Global Player Casino, Game Account (a skill game company), blackjack.com, and RiverBelle Casino. All of these websites offer different kinds of multi-player blackjack, but none of them offers a tournaments blackjack application.

Few gaming operators such as PartyPoker.com, sportingbet.com, Bet21.com, have recently launched multiplayer tournaments blackjacks which are competitors to our Get21 brand.

o MOBILE

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

o PARTICIPATING TV.

Currently, to our knowledge, there are no competitors in the field of participating TV gaming.

INTELLECTUAL PROPERTY

We own the key intellectual property rights in the software developed for use in our operations. We rely on the protection of trademark, copyright and trade secret laws, contractual obligations and license agreements with our employees, customers, partners and others to protect our proprietary rights.

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

o On June 24, 2005, we filed a U.S. utility patent application entitled "Multiplayer Card Tournaments and Methods" which was assigned to Gaming and than to RNG.

o On December 22, 2005, we filed a U.K. patent application entitled "Face up Holdem" which provides fixed odds wagering that employs computer-generated card dealings and automatically calculates the odds associated with each computer generated hand (CGH) to win a broadcasted poker game.

GOVERNMENT REGULATION

The gaming industry is prohibited or restricted in some countries and highly regulated in others. In a number of countries the legal position is uncertain. In general terms, it is possible that, subject to the courts in the relevant countries being able to establish jurisdiction, online gaming and our activities in relation to it do or may constitute (in a manner and to a degree which varies between countries) a breach of the applicable criminal and/or civil legislation in the countries of residence of our registered players. This may potentially expose us, and/or our officers and directors, to fines and other sanctions (including imprisonment). That is why, we do not directly target individuals residing in the United States and mainly target online markets in Europe. We have no control over where and to residents of which country third party operators to which we may license the Blackjack Software, market their games or otherwise conduct operations, which can be all over the world.

Although the regulatory regime for land-based gaming operations is well-established in many countries, the gaming laws in such countries will not necessarily have been amended to take account of the internet, and the ability to offer gaming services online. Consequently, there is uncertainty as to the legality of online gaming in most countries. In several countries local regulators are willing to license and regulate local and often state-owned operators, but prohibit foreign operators, in some cases possibly to protect the tax and gaming revenues of the relevant government. Authorities in certain jurisdictions have taken indirect steps to restrict online gaming by seeking to prevent or deter banks, payment processors, media providers and other suppliers from transacting with and providing services to online gaming operators. The application or enforcement (or threat of enforcement) of gaming laws or regulations, or a change in sentiment by regulatory authorities on the enactment of new legislation prohibiting or restricting online gaming or services used by online gaming businesses or the taking of such indirect steps, may severely and adversely impact the business and financial position of online gaming companies. The legality of the customers themselves engaging in online gaming is also uncertain in a number of countries.

Nonetheless, customers in such countries have proved willing to engage in online gaming despite the fact that they may be prohibited by their domestic law from doing so. If online gaming were liberalized, or licensed and regulated, particularly in the U.S., online gaming companies would be likely to face increased competition from large land-based operators and internet companies that may not currently offer such services as a result of the regulatory restrictions.

U.S. GAMING REGULATION

The U.S. Department of Justice takes the position that online gaming is illegal in the United States under existing federal law. In addition, U.S. federal law prohibits activities that use the means of interstate commerce to facilitate or promote activities that violate state law, and federal courts have held with respect to other matters under U.S. law that "means of interstate commerce" includes the internet. At a state level, most states make gaming and the promotion of gaming unlawful. Most of these state laws do not specifically apply to internet gaming, but some have amended their laws to affirmatively make such activity, including the marketing or promotion of internet gaming, unlawful. To date, to our knowledge, there has been no successful criminal or civil action against an entirely offshore online casino operator where there has been no U.S. national ownership or management. Only a small number of legal actions have been brought against online gaming operators in the U.S., and most of these have been where the owners of the operators are U.S. citizens or the assets and personnel of the online gaming operator have been located in the U.S.

The future of regulation of the online gaming industry in the United States is unclear. For the past several years, the U.S. Congress has considered federal legislation which would impose civil and criminal penalties on online gaming operations for accepting wagers from U.S. residents and accepting credit card payments, electronic fund transfers and other banking instruments used to fund online gaming transactions from U.S. residents. Such legislation also would direct U.S. regulatory authorities to impose regulations that would prevent financial institutions regulated by U.S. banking authorities or otherwise subject to U.S. jurisdiction from processing payments related to wagering activities. The legislation has varied from session to session, but has yet to pass the U.S. Congress and become law. An increase in participation in online gaming in the U.S. has attracted significant attention. Opponents continue to threaten to seek enactment of legislation at the state and federal levels barring online gaming or participation in online gaming activity in the U.S. No guarantee can be given that the U.S. authorities will not seek to prosecute offshore gaming operators, nor companies who promote them, and no prediction can be given as to the success of any such prosecutions. Any significant restriction on participation in, or marketing or promotion of, online gaming in the U.S. would have a significant adverse effect on our business, financial position and future prospects.

Because online gaming may be illegal in some states, debts incurred by players may be unenforceable under certain state laws, thus leading some credit card affiliates to refuse to allow players to open accounts with online bookmakers. There was a 1999 case in California brought by a bettor who accumulated online gaming debts and then successfully argued that she should not be responsible for such debts because the activity was illegal.

On April 7, 2005, the World Trade Organization (WTO) ruled that the United States had established that its laws prohibiting gaming are "necessary to protect public morals or maintain public order". The United States, however, failed to show that the prohibitions in its laws related to horse race wagering are applied equally to foreign and domestic remote gaming services, thereby contravening international trade rules. The WTO's ruling highlights the need for the U.S. to clarify its policies on internet gaming on horse race wagering and the purported extraterritorial application of its laws, although there can be no certainty as to how the U.S. will make such clarification or that it will make such clarification at all. There is therefore a risk that U.S. authorities might seek to curb any participation by individuals in online gaming.

FEDERAL PROHIBITION PROPOSALS

On May 25, 2006, the Internet Gaming Prohibition Act, also known as the Goodlatte bill, was passed by a U.S. Congressional Committee on a nearly straight party vote of 25-11. The act will be considered by the full Congress this summer. The legislation has the support of the Justice Department because it would close a loophole in the Wire Act of 1961, which outlawed the transmission of wagers over phone lines but has no jurisdiction over the Internet.

Rep. Goodlatte's bill as well as another proposed bill by Rep. Leach seek to criminalize the electronic transmission of funds for gaming purposes. The Leach bill would make it illegal for credit card companies to accept transactions at online gaming websites, while the Goodlatte bill goes further and forces U. S. financial institutions to cooperate with federal law enforcement agencies and report customers transactions. It would also look to force Internet Service Providers (ISPs) to cut off access to offshore websites their customers might use for online poker and gaming.

On July 11, 2006, the U.S. House of Representatives passed legislation that would ban most forms of Internet gambling and require banks to develop systems to block their customer's transactions to gambling Web sites. By a 317 to 93 vote, the House approved the Internet Gambling Prohibition and Enforcement Act. The bill amends the 1961 Wire Act, which prohibits gambling using telephone wires, to include Internet gambling as a prohibited activity. The bill, which would have to be approved by the Senate and signed by the President before becoming law, allows states to continue to regulate gambling within their borders. The bill would increase criminal penalties for gambling businesses that settle Internet wagers with credit cards, checks, or fund transfers, and it would require financial institutions to create systems for blocking payments to gambling sites. The bill allows states to continue to regulate gambling within their borders.

On July 17, 2006, Betonsport's founder Gary Kaplan, together with Chief Executive Officer ("CEO") David Carruthers and other individuals, have been charged with conspiracy, fraud, and racketeering through taking sports bets from US residents. That company allegedly breached the 1961 Wire Act by taking bets using the telephone line. Betonsports is a London Stock Exchange listed online sports betting company.

On October 13, 2006, President Bush signed into law the "Security and Accountability for Every Port Act of 2006", which included the "Unlawful Internet Gambling Enforcement Act of 2006" (the "Act"). The Act prohibits credit card companies and other financial institutions from paying or receiving funds for the purpose of internet gambling. The Act also authorizes state and federal law enforcement officials to seek injunctions against persons who facilitate illegal internet gambling. The Act requires the Department of the Treasury (DOT) and the Federal Reserve Board (FRB) to draft regulations to require each "designated payment system" to identify and block these restricted transactions through the establishment of policies and procedures.

There can be no assurance that online gaming or the provision of payment processing services to online gaming operators will not be specifically prohibited in the U.S. in the future. In the event of such a prohibition, The relevant U.S. authorities would be likely now become more active in seeking to enforce U.S. laws against companies and persons based outside the U.S. or against companies that provide services to online gaming companies which could have a material adverse effect on us.

INDIRECT PROHIBITION EFFORTS

U.S. laws are being used, or threatened to be used, by federal prosecutors, state attorneys general and other authorities against third parties who provide services to online gaming companies or who directly or indirectly facilitate online gaming operators such as licensees, internet service providers, software and technology providers, payment processors and internet portals to attempt to impede the growth of online gaming in the U.S. or prohibit the provision of services and supplies to the industry. These efforts may take various forms, including requests that online service providers `cease and desist' from offering a service within a particular jurisdiction, civil actions seeking to enjoin a service and demand a refund of gaming proceeds originating from a particular jurisdiction, or criminal indictments, alleging a violation of state, federal and/or local law. These efforts which raise legal and moral concerns about the industry may also have the effect of causing us to avoid dealing with the online gaming industry.

U.K. REGULATION OF ONLINE GAMING

On April 7, 2005, the UK Gambling Act 2005 (the "UK Act") was given Royal Assent. The UK Act introduces fundamental reforms of current gaming legislation, including online gaming. The UK Act envisages that a new single regulator, the "Gaming Commission", would be formed and that the remaining provisions of the UK Act will come into force from the second half of 2005 onwards, with the full regime to be in place by September 2007.

All current legislation specifically relating to gaming, including online gaming, none of which the we believe applies to our activities, will be repealed when the UK Act comes into force and most entities involved in the provision of gaming activities in the UK, including us, will be regulated by the Gaming Commission. The Gaming Commission will have comprehensive powers which are set out in the UK Act.

The UK Act makes provision for the licensing of online betting and gaming in the UK, which is defined as "remote gaming". However, the UK Act does not clearly specify what services and facilities will need to be licensed in the UK. There is, however, specific provision in the UK Act relating to the use of "remote gaming equipment", which is defined as including facilities for registration, payment and the hosting of a random number generator in connection with gaming businesses. Such definition is likely to include servers which host gaming websites or gaming software. An operator and/or supplier of such equipment will need to obtain a license in the UK or relocate all of the remote gaming equipment used in connection with its licensed activities outside Great Britain.

The UK Act makes it illegal to supply, in the course of business, computer software for remote gaming unless a license is held for such activity. As players can download gaming software from our promoted websites, it is possible that we may need to obtain a license, even though we neither own nor can alter any of the gaming software to which we provide access. Whether the UK Act will be interpreted in such a way as to require us to obtain a license for this reason is, at present, unclear. This part of the UK Act dealing with the supply of gaming software does not refer to any territorial application. Therefore, it is conceivable that it may apply to any person who, although having no physical presence in the UK, is deemed to supply gaming software from websites capable of being accessed in the UK.

All gaming operators with remote gaming equipment in the UK will have to obtain approvals and licenses from the Gaming Commission. We are not conducting any gaming operations in the U.K. and currently do not intend to seek a license from a Gaming Commission. We do intend, however, to provide marketing services to licensed gaming operators by acting as affiliate of such gaming operators and provide gambling marketing services in the U.K. to gaming operators through our websites such as www.get21.com and according to the various marketing methods described under the above heading: "Marketing Plan" under Item 4 of the Registration Statement on Form 20-F, as amended, filed by Gaming on August 4, 2006. There can be no certainty that should such licenses be required by one of our gaming operators, such gaming operator will be able to obtain such licenses on terms which are adequate for us in respect of our activities. The costs relating to such approvals and licenses and ongoing compliance with the new regulatory framework are as yet unknown. There are also provisions in the UK Act which restrict the ability to advertise in the UK unless the jurisdiction from which the gaming operator supplies its services is in the European Economic Area (which for these purposes specifically includes Gibraltar). It would also be unlawful for us to advertise any online gaming operator which is based in the UK and which does not have a license. As the licensing regime is not yet in operation, there is no guarantee that, should our key clients seek licenses, they will be granted.

At this stage, the extent to which online gaming companies with UK activities will be affected either by the UK Act or the regulatory framework it will introduce is not clear. In this regard, it should be noted that the UK Act proposes that the Secretary of State also be delegated broad additional powers, including the power to determine what constitutes remote communications equipment facilities. It is possible the Secretary of State will interpret such terms widely.

At this stage no proposals have been published by HM Treasury and/or HM Customs & Excise on the likely level of taxation that will be levied on UK licensed online gaming operators.

We have been granted a U.K. bookmaker license to operate fixed odds games.

REST OF EUROPE

In Europe, countries such as Denmark and Sweden attempt to restrict the actions of gamblers and aim to curtail the supply of gaming products and services by attempting to limit such supply to domestic operators, often with links to the local government.

In Sweden, as revenues from domestic lotteries (and for these purposes, card games and other casino games are deemed to be lotteries) are only permitted to be used for the benefit of the public, it is not possible for a private company to obtain a license to operate an online gaming website. The Swedish Lottery Act applies to lotteries arranged in Sweden. The Swedish government recently considered amending the Lottery Act to prohibit foreign lotteries intended for participants in Sweden, but concluded that such a prohibition would be difficult to enforce. Since then, however, the Swedish government has announced that it intends to reconsider a possible ban on foreign online gaming businesses which operate in Sweden. Any resulting legislation may have an adverse impact on our business and operations.

Under the Swedish Lotteries Act, it is illegal in Sweden to promote a foreign operated gaming business. Promotion includes advertising in Swedish newspapers and magazines, placing banners on Swedish websites and running other similar advertising campaigns (the promotional activities undertaken by us to date would fall into this category). Accordingly, we are unable to undertake specific promotions in Sweden or to specifically target Swedish players and, as a result, our ability to operate in Sweden is restricted.

Under Danish law, any online gaming business (as well as any marketing or promotion of such business) aimed at the Danish market is illegal unless the business concerned has been granted a license from the Danish Ministry of Taxation. The extent to which a website is assessed as targeting the Danish market depends on an overall assessment of the activities offered and the content of the website concerned. Websites not specifically targeting the Danish market (e.g. where the content is not in Danish, no payments and/or winnings are calculated in Danish Kroner and no Danish language helpline is provided) will, in general, not be encompassed by the Danish prohibition provided the relevant websites are not hosted in Denmark. It is possible that the Danish Gaming Board or other relevant authority may object to our future marketing activities. We intend to take such steps as are required to ensure compliance with Danish law if any such objections arise.

It is possible that Cyprus will introduce online gaming legislation in the next 12 months. To the extent that the Cypriot authorities do implement such legislation, we intend, to the extent we are required to do so, to comply with all aspects of such legislation.

Some enforcement action has been taken by European governments pursuant to regulations against gaming operators to attempt to prevent the supply of online gaming services to users in their jurisdictions. This has occurred in the Netherlands, for example, where the state monopoly provider has challenged the supply of online bookmaking and gaming to Dutch citizens by operators based in the UK. In one case, a UK operator has now successfully challenged the judgments against it in the lower Dutch courts, although the Dutch Government has not endorsed such judgments.

OTHER LAWS AND REGULATIONS

The application to us of existing laws and regulations relating to such issues as taxation, quality of services, electronic contracting, consumer protection and intellectual property ownership and infringement (to the extent that they relate to internet businesses) is unclear. In addition, we may become subject to new laws and regulations directly applicable to our activities. Any new legislation applicable to us could expose us to substantial liability and expenses necessary to comply with these laws and regulations. There is a risk that criminal and civil proceedings, including class actions brought by or on behalf of public entities or private individuals, could be initiated against our company, our subsidiaries, our officers and directors, other members of our company and their directors, and others involved in providing facilities to the internet gaming industry.

EMPLOYEES

We have downsized our workforce and currently employ 61 employees, all of whom work full-time. None of our employees are covered by a collective bargaining agreement. We consider our relations with our employees to be good.

ZONE4PLAY(ISRAEL) LTD                               53

MIXTV LTD                                            8

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

WE HAVE INCURRED LOSSES SINCE OUR INCEPTION, AND THERE IS NO ASSURANCE THAT PROFITABLE OPERATIONS, IF ACHIEVED, CAN BE SUSTAINED.

We have not yet realized a profit, and we do not expect to be profitable in the near future. We cannot assure you that we will ever achieve profitability. At December 31, 2006, we had an accumulated deficit of $13,347,994. We expect to incur substantial costs that may not be offset by increased revenues. These costs include the following: continued brand development, marketing and other promotional activities; continued product development, upgrading and maintenance of our software; increased administrative costs related to infrastructure and business support systems, the expansion of our product offerings and the continued enhancements to our technologies; and development of strategic business relationships.

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

LACK OF CONTINUED ACCEPTANCE OF OUR PRODUCTS WILL AFFECT OUR BUSINESS.

Poor market acceptance of our products or other unanticipated events may result in lower revenues than anticipated, making anticipated expenditures on development, advertising and promotion not feasible. Initially, our success may be limited by our limited experience in marketing online gaming technologies, our limited international marketing experience and our lack of brand recognition.

Our Blackjack Software licensing fees revenue model will be dependent upon the revenues of our customers. If our technology and games are not widely accepted by our future customers' subscribers, our financial condition and results of operations will be materially and adversely affected.

We typically enter into agreements with our new customers under which they offer our applications to subscribers and we receive a percentage of our customers' related revenues. The subscribers are charged a one-time, monthly or per-use subscription fee for the application. It is expected that our customers will retain a percentage of the fee and remit the balance to us. If our technology and games are not widely accepted by our customers' subscribers, our financial condition and results of operations will be materially adversely affected.

WE HAVE FINANCED OUR OPERATIONS PRIMARILY THROUGH THE SALE OF EQUITY SECURITIES AND MAY BE UNABLE TO CONTINUE TO DO SO.

Since inception through December 31, 2006, we have incurred a cumulative deficit of $13,374,994 and have raised net proceeds from the sale of equity securities of approximately $12,945,961. We may need to continue to finance our operations with the sale of equity securities. If we do so, our shareholders will experience dilution to their percentage interest in us, which may be substantial, and the new equity securities may have rights, preferences or privileges senior to those of existing holders of our shares of common stock. For example, in March 2006, we raised an aggregate of $6,520,000 through the sale of 8,234,485 units comprising of one share of our common stock and one warrant, to certain accredited investors. If we unable to obtain future financing, we may have to substantially curtail or cease operations or find a merger partner on terms which, if available at all, may be unfavorable.

WE DERIVE A SIGNIFICANT PORTION OF OUR REVENUES FROM A LIMITED NUMBER OF CUSTOMERS.

In 2006, we derived approximately 84% of our revenues from three major customers: Golden Palace Ltd (51%); Two Way TV Australia (21%) and Two Way media Ltd(12%).

ERRORS OR DEFECTS IN OUR SOFTWARE PRODUCTS COULD DIMINISH DEMAND FOR OUR PRODUCTS AND REDUCE OUR OPERATING RESULTS.

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

MOBILE GAMING, INTERACTIVE TV GAMING AND PARTICIPATING TV GAMING ARE NEW PLATFORMS AND MAY NOT GAIN POPULARITY.

The market for our products and platforms on which they operate may not grow. Consumer behavior may change and consumers may lean towards technologies and/or leisure activities which are not within our sphere of activity.

WE ARE EXPOSED TO FLUCTUATIONS IN CURRENCY EXCHANGE RATES.

A significant portion of our business is conducted outside the United States. Although a majority of our revenues are transacted in U.S. Dollars, we are exposed to currency exchange fluctuations in other currencies such as the British pound and the New Israeli Shekel. Moreover, a portion of our expenses in Israel and UK are paid in Israeli currency (NIS) and pounds, which subjects us to the risks of foreign currency fluctuations. Our primary expenses paid in NIS are employee salaries and lease payments on our Israeli facilities.

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

INTELLECTUAL PROPERTY CLAIMS AGAINST US CAN BE COSTLY AND COULD IMPAIR OUR BUSINESS.

We believe that our products and technology do not infringe patents or other proprietary rights of third parties. There can be no assurance however those third parties will not claim that our current or future products infringe such rights of third parties. We expect that software developers will increasingly be subject to such claims as the number of products and competitors providing games software and services grow and overlap occur. Any such claim, with or without merit, could result in costly litigation or require us to enter into royalty or licensing agreements in order to obtain a license to continue to develop and market the affected products. There can be no assurance that we would prevail in any such action or that any license (including licenses proposed by third parties) would be made available on commercially acceptable terms, if at all. If we become involved in litigation over proprietary rights, it could consume a substantial portion of our managerial and financial resources, which could have a material adverse effect on our business and financial condition.

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

THE LOSS OF OUR KEY MANAGEMENT PERSONNEL MAY ADVERSELY AFFECT OUR BUSINESS.

We depend on a relatively small number of key employees, including Shimon Citron, our Chief Executive Officer, , the loss of any of whom could have an adverse affect on the financial performance of our business. Even though we have employment agreements with certain of these individuals, we cannot assure you that they will continue their service with us.

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

Our officers, directors and founding shareholders own approximately 19% of our issued and outstanding stock. We do not have cumulative voting in the election of directors. Thus, purchasers of our common stock may not be able to affect the election of any directors to our Board of Directors.

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

                     RISKS RELATED TO OUR MARKETING ACTIVITY

ONLINE GAMING REGULATION MAY CHANGE AND AS A RESULT, OUR ACTIVITIES MAY BE CONSIDERED ILLEGAL BY RELEVANT AUTHORITIES.

There is uncertainty as to the legality of online gaming in most countries and in many countries, including the United States, our activities would be considered to be illegal by relevant authorities. In several countries where online gaming may be illegal, companies in the gaming business rely on the apparent unwillingness or inability of regulators generally to bring actions against businesses and persons with no physical presence in the country concerned. However, authorities in certain jurisdictions have taken indirect steps to restrict online gaming by seeking to prevent or deter payment processors, media providers and other suppliers from transacting with online gaming businesses. The application or enforcement of existing gaming laws or regulations, a change in sentiment by regulatory authorities or the enactment of new legislation prohibiting or restricting online gaming (or services used by online gaming businesses) could severely and adversely impact our proposed business and financial position.

We, through a third party service provider, will depend on banks, credit card companies, payment processors and other financial institutions, networks and suppliers to enable funds to be paid in and withdrawn by customers. Disruption of those relationships through, for example, the enactment of any legislation prohibiting or restricting the use of credit cards or other bank instruments for online gaming transactions, the tightening of money laundering regulations or the relevant authorities taking action against or exerting pressure on banks, credit card companies, payment processors and other financial institutions, networks and suppliers to cease transacting with online gaming businesses could severely and adversely affect our business and financial position.

It is possible that our planned activities may be alleged to violate an applicable statute based on an interpretation of the statute or based on a future change of law or interpretation or enforcement policy. Such allegations could result in either civil or criminal proceedings brought by governmental or private litigants. As a result of such proceedings, we could incur substantial litigation expense, fines, diversion of the attention of key employees, and injunctions or other prohibitions preventing various anticipated business activities. Such an outcome would have a material adverse effect on our business and our results of operations.

FAILURE OF THIRD PARTY SYSTEMS ON WHICH WE RELY, MAY ADVERSELY IMPACT OUR REPUTATION, REVENUES AND PROSPECTS.

We, through our subsidiary Get21, expect to rely on our client gaming operators' systems to prevent collusion, fraud, under-age gaming, money laundering and other unacceptable and illegal activities by players. Failure of the system to put in place effective policies and procedures to prevent these activities by such operators may expose it to enforcement actions by relevant authorities and would be likely to have a material adverse impact on our reputation and consequently upon our revenues, profits and future prospects.

WE RELY ON THIRD PARTIES' SERVERS AND THE FAILURE OF SUCH SERVERS MAY HARM OUR BUSINESS.

We, through our subsidiary Get21, expect to depend on third parties for the hosting of data servers and for the physical security of the servers. We, through our suppliers, will maintain a fully functional back-up site which should be operational in the event of failure of the main server site and should result in services being available again within minutes of such failure. However, this downtime could result in increased costs and lost revenues which would be detrimental to our business.

STRONG COMPETITION AND A RAPIDLY EVOLVING MARKET MAY FORCE US TO LOWER THE SHARE OF REVENUES WE ARE ENTITLED TO.

Our competitors have longer operating histories and significantly greater financial, technical, marketing and other resources than ours. Our competitors may respond to new or emerging technologies and changes in customer requirements faster and more effectively than us. We may, in response, be forced to lower our share of the revenues or agree to other revenue sharing terms with our licensees.

THE PROMOTION OF OUR SERVICES DEPENDS ON THE INTERNET.

In order for our company to be able to promote its services via the internet, the infrastructure of the internet must continue to be reliable. There can be no assurance that the infrastructure of the internet will be able to support the demands placed on it by the expected growth in internet usage. Predictions which have been made about growth in internet usage depend on a number of assumptions, for example, that consumer confidence in the internet will increase as a result of the adoption of new security protocols, or that the cost of access to the internet will be reduced. Given that the internet is dependent upon relations between a large number of third parties, there can be no assurance that it will continue to develop in a satisfactory manner. Indeed, there can be no assurance that the internet's infrastructure will continue to be able to support the demands currently placed upon it. Any failure of the internet infrastructure to support these demands may have a material adverse impact on our business. Equally, the growth in use of the internet by consumers for e-commerce purposes may not continue, or use of the internet may decline in the future.

WE DEPEND ON INTERNATIONAL PAYMENT PROCESSING SYSTEMS AND ANY INTERFERENCE WITH THE PROVISION OF SUCH SERVICES MAY HARM OUR BUSINESS.

Our client gaming operators will be dependent upon successful commercial relationships with payment processing systems provided by third parties. Any interference with the provision of these services, or the enactment of any legislation prohibiting the use of credit or debit cards and certain bank instruments for gaming transactions, or the tightening of money laundering regulations, may adversely affect the business of our clients and consequently our business. For example, since 2002 a number of North American credit card issuers have refused to allow the use of their credit cards for internet betting and gaming transactions, the most prominent of which are Citibank, Bank of America and Providence Bank, and it is possible that other card issuers might in the future adopt similar or even more stringent policies. In light of this, it may become more difficult for players to deposit money in their online gaming accounts. In addition, many governments may seek to impede the online gaming industry by introducing legislation designed to prevent customers or financial institutions based in their respective jurisdictions from transferring money to online gaming operations or by seeking to impose a tax on such transfers.

TECHNOLOGY FAILURES MAY DAMAGE THE INTEGRITY AND OPERATION OF OUR SYSTEMS.

The successful operation of our business will depend on our client gaming operators maintaining the integrity and operation of our and their respective computer and communication systems. However, these systems and operations are vulnerable to damage or interruption based on events which are beyond our control.

FAILURE TO MAINTAIN AND ENHANCE OUR BRAND NAME MAY IMPAIR OUR ABILITY TO EXPAND OUR BASE OF CUSTOMERS, AND HARM OUR BUSINESS.

Our success will be dependant on the creation and the maintenance of one or more brands, and if the company is not able to maintain and enhance its brands, its ability to expand its base of customers, advertisers and affiliates will be impaired and its business and operating results will be harmed. As the online gaming market has become increasingly competitive, maintaining and enhancing a company's brands has become increasingly difficult and expensive.

WE CANNOT GUARANTEE THE SUCCESS OF BLACKJACK TOURNAMENTS APPLICATION CONCEPT, WHICH IS MATERIAL TO OUR SUCCESS.

The blackjack tournaments concept is a new game introduced to the online gaming world. Although the concept of multi-player tournaments is known in the gaming world in other games (poker and backgammon, for example), there can be no assurance that the concept of blackjack tournaments will be attractive to the online gaming world, in which case our business may be adversely materially affected.

                     RISKS RELATED TO OUR LOCATION IN ISRAEL

POTENTIAL POLITICAL, ECONOMIC AND MILITARY INSTABILITY IN ISRAEL MAY ADVERSELY

AFFECT OUR RESULTS OF OPERATIONS.

Our principal offices and operations are located in Israel. Accordingly, political, economic and military conditions in Israel directly affect our operations. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors. A state of hostility, varying in degree and intensity, has led to security and economic problems for Israel. Since October 2000, there has been an increase in hostilities between Israel and the Palestinians, which has adversely affected the peace process and has negatively influenced Israel's relationship with its Arab citizens and several Arab countries. Such ongoing hostilities may hinder Israel's international trade relations and may limit the geographic markets, where we can sell our products. Furthermore, the United States Department of State has issued advisories regarding travel to Israel, impeding the ability of travelers to attain travel insurance. Furthermore, during July and August of 2006 there have been hostilities between Israel and the Hezbollah terrorist organization operating in Lebanon, and the north of Israel has been hit by rockets launched from Lebanon. Any hostilities involving Israel or threatening Israel, or the interruption or curtailment of trade between Israel and its present trading partners, could adversely affect our operations.

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

ITEM 2. DESCRIPTION OF PROPERTY

On August 31, 2004, we entered into an agreement to lease premises located at Atidim Park in Tel-Aviv, Israel. This location consists of approximately 750 square meters of office space and the rent is approximately $7,500 per month, as of December 31, 2006. The term of this lease is for five years beginning December 1, 2004. The rent on this property increases once every 12 months by 5% of the space rate ($0.70 per sq/ft). We do not own or lease any real property elsewhere. In June 2006, we entered into an agreement to rent an additional 270 square meters at the same building on the same terms as the first agreement and for the same period. We believe that our current space is adequate for our needs.

ITEM 3. LEGAL PROCEEDINGS

We are not currently a party to, nor is any of our property currently the subject of, any pending legal proceeding. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders in the last quarter of our fiscal year ended December 31, 2006.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

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

                                                        HIGH          LOW

                                                       -----         -----
FISCAL YEAR ENDED DECEMBER 31, 2006
First Quarter Ended March 31, 2006                     $1.11         $0.45
Second Quarter Ended June 30, 2006                     $1.17         $0.71
Third Quarter Ended September 30, 2006                 $0.85         $0.60
Fourth Quarter Ended December 31, 2006                 $0.65         $0.35

FISCAL YEAR ENDED DECEMBER 31, 2005
First Quarter Ended March 31, 2005                     $1.84         $1.74
Second Quarter Ended June 30, 2005                     $1.65         $1.48
Third Quarter Ended September 30, 2005                 $1.20         $1.10
Fourth Quarter Ended December 31, 2005                 $0.70         $0.68

As of March 26, 2007, there were 74 stockholders of record of our common stock.

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

We devote substantially all of our efforts toward conducting research, development and marketing of our technology. In the course of these activities, we have sustained operating losses and expect such losses to continue in the foreseeable future. To date, we have not generated sufficient revenues to achieve profitable operations or positive cash flow from operations. On December 31, 2006, we had a working capital surplus of $2,756,780 and an accumulated deficit of $13,274,994. There is no assurance that profitable operations, if ever achieved, will be sustained on a continuing basis. During the year ended December 31, 2006, we derived 84% of our revenues from three major customers.

We refer in this discussion to the fiscal years ended December 31, 2006 and December 31, 2005, as "2006," and "2005," respectively.

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

IMPAIRMENT OF LONG-LIVED ASSETS:

Our long-lived assets are reviewed for impairment in accordance with Statement of Financial Accounting Standard ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long- Lived Assets" ("SFAS No. 144") whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value. As of December 31, 2006, no impairment losses have been identified.

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

The arrangements that include multiple elements are usually arrangements where we sell software products and Post Contract Support (PCS). For these multiple elements, SOP 97-2 requires that the fair value of each component in a multiple element arrangement will be determined based on the vendor's specific objective evidence (VSOE) for that element, and revenue is allocated to each component based on its fair value. SOP 98-9 requires that revenue be recognized under the "residual method" when VSOE does not exist for all the delivered elements, VSOE of fair value exists for all undelivered elements, and all other SOP 97-2 criteria are met. Under the residual method, any discount in the arrangement is allocated to the delivered elements. The specific objective evidence for the PCS is established by the price charged on separate PCS renewal contracts. The revenue associated with the delivered elements is recognized using the residual method discussed above.

Revenues from software licenses that require significant customization, integration and installation that take a short period of time to complete are recognized in accordance with Statement of Position 81-1, "Accounting for Performance of Construction - Type and Certain Production Type Contracts" ("SOP 81-1"),using the complete contract accounting method. After delivery, if uncertainty exists about customer acceptance of the software, license revenue is not recognized until acceptance. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are first determined, in the amount of the estimated loss on the entire contract. As of December 31, 2006, no such estimated losses were identified.

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

The financial statements of Zone4Play (UK) Limited, whose functional currency has been determined to be its local currency, have been translated into dollars. All balance sheet amounts have been translated using the exchange rates in effect at each balance sheet date. Statement of operation amounts have been translated using the average exchange rate prevailing during the period. The resulting translation adjustments are reported as a separate component of accumulated other comprehensive loss in shareholder's equity.

ACCOUNTING FOR STOCK-BASED COMPENSATION:

Effective January 1, 2006, we adopted the provisions of SFAS No. 123 (revised
2004), "Share-Based Payment" ("SFAS123(R)"), which requires us to measure all employee stock-based compensation awards using a fair value method and record the related expense in the financial statements. We elected to use the modified prospective method of adoption which requires that compensation expense be recorded in the financial statements over the expected requisite service period for any new options granted after the adoption of SFAS 123(R) as well as for existing awards for which the requisite service has not been rendered as of the date of adoption and requires that prior periods not be restated.

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

Our accounting for deferred taxes under SFAS No. 109, "Accounting for Income Taxes" ("Statement 109"), involves the evaluation of a number of factors concerning the realization of our deferred tax assets. In concluding that a valuation allowance is required, we primarily consider such factors as our history of operating losses and expected future losses in certain jurisdictions and the nature of our deferred tax assets. Management currently believes that it is more likely than not that the deferred tax regarding the carry forward of losses and certain accrued expenses will not be realized in the foreseeable future.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS:

In February 2006, the Financial Accounting Standard Board ("FASB") issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Statements No. 133 and 140". This statement permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. This statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. We are currently evaluating the impact of this statement, if any, on our consolidated financial statements.

In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FAS 109" ("FIN 48") This financial interpretation clarifies the accounting for uncertainty in income taxes, and prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on various related matters such as derecognition, interest and penalties and disclosure. As applicable to us, the interpretation prescribed by FIN 48 became effective commencing January 1, 2007. We are currently evaluating the impact that the adoption of FIN 48 would have on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". This standard establishes a framework for measuring fair value and expands related disclosure requirements; however, it does not require any new fair value measurement. As applicable to us, this statement will be effective as of the year beginning January 1, 2008. We are currently evaluating the impact that the adoption of FAS 157 would have on our consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) 108, which expresses the Staff's views regarding the process of quantifying financial statement misstatements. The bulletin was effective as of the year beginning January 1, 2006. The implementation of this bulletin had no impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." This standard permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. As applicable to us, this statement will be effective as of the year beginning January 1, 2008. We are currently evaluating the impact that the adoption of FAS 159 would have on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans--An Amendment of FASB No. 87, 88, 106 and 132(R)" ("SFAS 158"). SFAS 158 requires that the funded status of defined benefit postretirement plans be recognized on the company's balance sheet, and changes in the funded status be reflected in comprehensive income, effective fiscal years ending after December 15, 2006. The adoption of this statement did not have an impact on the consolidated financial statements.

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2006 COMPARED TO YEAR ENDED DECEMBER 31, 2005

REVENUES AND COST OF REVENUES

Total revenues for 2006 increased by 56% to $1,656,379 from $1,062,420 in 2005. The increase in revenues due to new contract with Golden Palace Ltd for the license of our multiplayer tournaments blackjack, and for marketing services of our website www.get21.com, and an increase in revenues from existing customers such as Two Way TV Australia, Two Way Media Limited and Winner.com (UK) Ltd., and NDS Limited offset by licenses revenues to Cosmotrade Investment Ltd, CTE, and Cablevision that we had in 2005, and a decrease in revenues from the Gaming Channel.

Cost of revenues for 2006 increased by 42% to $426,052 from $299,958 for 2005. Gross profit increased by 61% for 2006 to $1,230,327 from $762,462 in 2005. The increase in the cost of revenues is attributable to amortization of the technology which was acquired on April 2005 by acquiring the minority shares in our SMS-TV subsidiary, MIXTV Ltd and to costs related to the marketing services provided by our indirect subsidiary Get21 Ltd.

RESEARCH AND DEVELOPMENT

Research and development expenses for 2006 increased by 15% to $2,923,572 from $2,549,635 for 2005. The increase is primarily attributable to our new projects in the United Kingdom, which involve adapting our software to new systems and platforms (ITV, mobile, internet, and participation TV by our subsidiary, MixTV Ltd.), development of our multi player black jack tournaments application, recruitment of employees, increased general and administrative expenses allocated to the research and development department due to its growth and due to accounting charges related to stock options under SFAS 123(R).

SALES AND MARKETING

Sales and marketing expenses for 2006 increased by 202% to $2,618,371 from $867,473 for 2005. The increase in sales and marketing expenses is primarily attributable to a portion of the amortization of deferred compensation to stock options granted to our Chief Executive Officer in the amount of $926,036 and to accounting charges related to stock options under SFAS 123(R), and due to our marketing preparations for the launch of our get21.com site through our indirect subsidiary Get21.

GENERAL AND ADMINISTRATIVE

General and administrative expenses for 2006 increased by 60% to $2,098,142 from $1,308,735 for 2005. The increase in general and administrative expenses is primarily attributable ,to salary increases, additional expenses in relation to the possible admission of our shares to trade on AIM, a market operated by the London Stock Exchange plc, to a portion of the amortization of deferred compensation to stock options granted to our Chief Executive Officer in the amount of $231,509, to expenses related to evaluation of the spin off of our multi player black jack tournaments application and due to accounting charges related to stock options under SFAS 123(R).

NET FINANCIAL EXPENSES

Financial (income) expenses, net for 2006 were $9,181 compared to $94 financial expenses. The increase in the financial income is primarily attributable to interest received from bank deposits offset by bank fees and exchange rates between the U.S. dollar and the NIS and the British pound.

NET LOSS AND NET LOSS PER SHARE

We incurred a net loss of $6,424,951 ($0.21 per share) in 2006 compared to a net loss of $3,965,375 ($0.17 per share) in 2005. The increased net loss is primarily attributable to our increased operating expenses. Our weighted average number of shares of common stock outstanding at December 31, 2005 was 23,524,407 shares versus 30,400,789 shares at December 31, 2006. The increase is mainly attributable to the issuance of 8,234,485 shares of our common stock which were sold on a private placement in March 2006, to the issuance of 30,000 shares of our common stock which were issued to a service provider pursuant to a consulting contract and to 14,583 shares of our common stock issued pursuant to an option exercises by employees.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31 2006, our total current assets were $4,189,091 and our total current liabilities were $1,432,311. At December 31, 2006, we had a working capital surplus of $2,756,780 and an accumulated deficit of $13,347,994. We finance our operations with a combination of securities issuances and revenues from product sales.

We had working capital surplus of $2,756,780 on December 31, 2006 compared with a working capital deficit of $20,093 on December 31, 2005. Cash and cash equivalents on December 31, 2006 were $3,019,282, an increase of $2,415,247 from the $604,035 reported on December 31, 2005. Cash balances increased in the year ended December 31, 2006 primarily as a result of a stock issuance, offset by the increase in our net loss for the year ended December 31, 2006.

Operating activities used cash of $4,270,617 in the year ended December 31, 2006. Cash used by operating activities in the year ended December 31, 2006 results primarily from a net loss of $6,424,951, a $916,630 increase in account receivables, offset by a $1,823,842 increase in amortization of deferred compensation, $655,737 of depreciation and amortization, $471,862 increase in accrued expenses and other liabilities, and $79,750 of compensation related to issuance of common stock and warrants to a service providers.

Investing activities used cash of $245,028 in the year ended December 31, 2006. Cash used by investing activities in the year ended December 31, 2006 results from the purchase of computer and software equipment and office furnishings.

Financing activities generated cash of $6,932,615 during the year ended December 31, 2006. Cash provided by financing activities for the year ended December 31, 2006 results primarily from a stock issuance offset slightly by repayments of short term loans.

On January 27, 2005, we completed a private offering to accredited investors under Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder, pursuant to which we sold an aggregate of 2,659,998 shares of common stock, $0.01 par value per share, for aggregate gross proceeds of $3,989,999. We agreed to prepare and file with the Securities and Exchange Commission a registration statement covering the resale of the common stock on or before February 17, 2005 for certain investors. The registration statement became effective on April 29, 2005 and therefore no liquidated damages needed to be paid.

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

We agreed to prepare and file with the Securities and Exchange Commission a registration statement covering the resale of the March 24 Shares and March 30 Shares and the shares underlying the March 24 Warrants and March 30 Warrants. The registration statement became effective on June 6, 2006 and therefore no liquidated damages needed to be paid.

On September 14, 2006, Gaming, RNG, and Golden Palace Limited ("Golden Palace"), entered into an agreement, which was amended on January 10, 2007, under which Golden Palace has agreed to invest $600,000 in RNG in return for 20% of the ordinary shares of RNG. Pursuant to terms of this agreement, Golden Palace has an option to acquire an additional 30% of the ordinary shares of RNG (but not more than 50% of RNG or more than the amount owned by Gaming) at a price of $100,000 per each additional percentage interest of the ordinary shares of RNG, if the option is exercised on or before September 14, 2008; $180,000 per each additional percentage interest of the ordinary shares of RNG, if the option is exercised upon RNG becoming a public traded company or upon the completion of a private placement of securities for consideration of not less than $4,000,000 to third parties, at a company valuation of $18,000,000. Such option can be exercised by Golden Palace during a period commencing on the date of the agreement and terminating upon the earliest of: (1) September 14, 2008; (2) RNG becoming a public company; or (3) completion by RNG of a private placement for securities for consideration of not less than $4,000,000 by third parties, at a company valuation of $18,000,000. . We currently hold 80% of RNG's share capital. RNG is accounted under the equity method and accordingly we consolidate its financial statements in which the minority interest represents Golden Palace current holdings. We have recorded the call option granted to Golden Palace as a derivative in the long -term liability section. The call option is being measured at fair value and it is marked to market in accordance with "Accounting for Freestanding Derivative Financial Instruments Indexed to, and Potentially Settled in, the Stock of a Consolidated Subsidiary" (EITF 00-6).

Our management believes that we have sufficient funds to operate for the next 12 months, with additional funds anticipated from the performance of agreements that we have entered with our current customers, from contracts that we expect to execute in the near future and from our Blackjack Software related marketing services. Nonetheless, we may raise additional funds through equity financings in order to broaden our financial strength and liquidity.

OUTLOOK

We believe that our future success will depend upon our ability to enhance our marketing services related to the Blackjack Software as well as our existing products and solutions and introduce new commercially viable products and solutions addressing the demands of the evolving markets. As part of the product development process, we work closely with current and potential customers, distribution channels and leaders in our industry to identify market needs and define appropriate product specifications. Our current anticipated levels of revenue and cash flow are subject to many uncertainties and cannot be assured. In order to have sufficient cash to meet our anticipated requirements for the next twelve months, we may be dependent upon our ability to obtain additional financing. The inability to generate sufficient cash from operations or to obtain the required additional funds could require us to curtail operations. We will attempt to reduce our operating expenses from $450,000 a month to below $250,000 per month and have already downsized our workforce from 70 employees to
61. This level of expenses and our cash balance as of December 31, 2006 and accounts receivable due to us should be sufficient to allow us to meet our anticipated requirements for at least the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A majority of our revenues and a portion of our expenses are transacted in U.S. dollars and our assets and liabilities together with our cash holdings are predominately denominated in U.S. dollars. However, the bulk of our expenses are denominated in currencies other than the U.S. dollar, principally the British pound and the Israeli NIS. Increases in the volatility of the exchange rates of the British pound and the NIS versus the U.S. dollar could have an adverse effect on the expenses and liabilities that we incur when remeasured into U.S. dollars. We review our monthly expected non-U.S. dollar denominated expenditures and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations and this has resulted in a foreign exchange expense of $14,332 and $58,655 in 2005 and 2006, respectively.

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

Interest income and gains from bank deposits were $67,836 in 2006 and $14,238 in 2005.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 29, 2006, we filed a Current Report on Form 8-K which was amended on July 10, 2007, to report the change in our independent registered public accounting firm . Our Audit Committee authorized the engagement of Ziv Haft, a member of the BDO Network ("BDO"), as the new independent auditor to audit our financial statements. This appointment replaced Kost, Forer, Gabbay & Kassierer a Member of Ernst & Young Global ("E&Y") which was dismissed by our Audit Committee effective on June 23, 2006 as the independent accountant engaged to audit our financial Statements. E&Y performed the audit of the our financial statements since inception. The reports of E&Y on the financial statements for the fiscal years ended December 31, 2004 and December 31, 2005 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. During the fiscal years ended December 31, 2004 and December 31, 2005 and the subsequent interim period prior to its dismissal, there were no disagreements with E&Y on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to E&Y's satisfaction would have caused E&Y to make reference to this subject matter of the disagreements in connection with its reports or any reportable events as defined in Item 304(a)(1)(iv)(B) of Regulation S-B, promulgated under the Securities Exchange Act of 1934, as amended.

ITEM 8A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of December 31, 2006 (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the principal executive officer and principal financial officer have concluded that, as of the Evaluation Date, such disclosure controls and procedures were effective.

NO CHANGES IN INTERNAL CONTROLS

We maintain a system of internal accounting controls that are designed to provide reasonable assurance that our transactions are properly recorded and reported and that our assets are safeguarded against unauthorized or improper use. As part of the evaluation of our disclosure controls and procedures, we evaluated our internal controls. There were no changes to our internal control over financial reporting during the quarter ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table identifies our current executive officers and directors:

NAME                   AGE            CAPACITIES IN WHICH SERVED                               IN CURRENT POSITION SINCE
----                   ---            --------------------------                               -------------------------
Shimon Citron          51             Chief Executive Officer and Director                     August 2001
Uri Levy               37             Chief Financial Officer and Corporate Secretary          December 2003
Haim Tabak             60             Chief Operating Officer                                  January 2003
Shlomo Rothman         61             Director                                                 February 2004
Oded Zucker            41             Director                                                 February 2004
Adiv Baruch            43             Director                                                 January 2006
Liron Edrey            31             Director                                                 April 2006
Ronen Zadok            48             Director                                                 April 2006

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

AUDIT COMMITTEE FINANCIAL EXPERT

During fiscal 2006, our Audit Committee was comprised of Mr. Rothman and Mr. Adiv Baruch. Using the NASDAQ stock market marketplace rules definition of an independent director, our board of directors determined that Shlomo Rothman and Adiv Baruch both qualify as independent directors. Our board of directors has determined that Mr. Rothman and Mr. Baruch both satisfy the definition of an "audit committee financial expert" as set forth in Item 401(e) of Regulation S-B promulgated by the SEC. Our Audit Committee held one (1) meetings during fiscal year 2006.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires a company's directors, officers and stockholders who beneficially own more than 10% of any class of equity securities of Zone4Play registered pursuant to Section 12 of the Exchange Act, collectively referred to herein as the Reporting Persons, to file initial statements of beneficial ownership of securities and statements of changes in beneficial ownership of securities with respect to the company's equity securities with the SEC. All Reporting Persons are required by SEC regulation to furnish us with copies of all reports that such Reporting Persons file with the SEC pursuant to Section 16(a). Based solely on our review of the copies of such reports and upon written representations of the Reporting Persons received by us, we believe that all Section 16(a) filing requirements applicable to such Reporting Persons have been met for 2006 except with respect to the following directors:

Mr. Adiv Baruch who failed to timely file a Form 4 reporting the grant dated January 15, 2006 of an option to purchase 192,261 shares of our common stock. Mr. Baruch filed a Form 4 reporting this grant on January 19, 2006.

Mr. Ronen Zadok and Mr. Liron Edrey each failed to file a Form 4 reporting a grant dated December 7, 2006, to each of them of an option to purchase 192,261 shares of our common stock. Mr. Zadok has filed a Form 4 reporting this grant only on March 1, 2007 while Mr. Edrey filed a Form 4 reporting this grant on March 6, 2007.

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

Each of our employees, officers and directors completed a signed certification to document his or her understanding of and compliance with our Code of Ethics. We intend to disclose any amendment to, or waiver from, a provision of our Code of Ethics and Business Conduct applicable to our Chief Executive Officer, Chief Financial Officer or principal accounting officer or controller by posting such information on our website.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE FOR 2006

The following Summary Compensation Table sets forth information concerning compensation during fiscal 2006 for services in all capacities awarded to, earned by or paid to Mr. Citron, and Mr. Levy who served as our Chief Executive Officer and Chief Financial Officer, respectively throughout the period. No other executive officers who were serving as our executive officers at the end of fiscal years 2006 received more than $100,000 in salary and bonus in fiscal years 2006, and there were no individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer at the end of fiscal years 2006.

NAME AND PRINCIPAL                                            OPTION
POSITION             YEAR        SALARY          BONUS       AWARDS(1)        TOTAL
------------------   ----        -------        -------      ---------      ---------
Shimon Citron,
Chief Executive
Officer              2006        190,408        305,727      1,157,545      1,653,680

Uri Levy,
Chief financial
Officer              2006        114,318            -0-        111,130        225,448

(1) The dollar value recognized for the stock option awards was determined in accordance with SFAS123(R). For a disclosure of the assumptions made in the valuation please refer to footnote 2(i) in our financial statements filed under
Item 7 of this Annual Report on Form 10K-SB.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2006

The following table presents the outstanding equity awards held as of December 31, 2006 by our Chief Executive Officer and Chief Financial Officer. All such awards were stock options.

                     Number of Securities
                 Underlying Unexercised Options
                                                       OPTION            OPTION
NAME               EXERCISABLE   UNEXERCISABLE      EXERCISE PRICE    EXPIRATION DATE
-------------      ---------        -------             ----             --------
Shimon Citron      1,656,000        207,000             1.15             4/3/2016

Uri Levy             183,333         16,667             0.55           12/31/2004
                      50,000        350,000             1.15             4/3/2016

OPTION GRANTS IN FISCAL 2006

On April 3, 2006, pursuant to Section 4(2) of the Securities Act of 1933, as amended, we issued to a company, which is owned by our Chief Executive Officer, an option to buy 1,863,000 shares of our common stock with an exercise price of $1.15 per share in consideration for services provided by the Chief Executive Officer to us. The option vests in the following manner: 1,500,750 shares on July 1, 2006, 155,250 shares on October 1, 2006, 155,250 shares on January, 1, 2007 and 51,750 shares on April 1, 2007.

On April 3, 2006, we issued to our Chief Financial Officer 400,000 options pursuant to our 2004 Global Share Option Plan. The option vests in sixteen equal quarterly installments of 25,000 shares beginning on July 1, 2006.

On April 3, 2006, we issued to our Chief Operating Officer 400,000 options pursuant to our 2004 Global Share Option Plan. The option vests in sixteen equal quarterly installments of 25,000 shares beginning on July 1, 2006.

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

Upon his appointment as a director of our company, we also agreed to grant Adiv Baruch an option to purchase up to 192,261 shares of our common stock under the terms of our 2004 Global Share Option Plan ("Option") at an exercise price per share of $1. The Option vests in three equal annual installments, whereby Mr. Baruch has the right to purchase 1/3 of the shares subject to the Option at the expiration of the first, second and third year respectively from the date of the agreement, provided that Mr. Baruch remains a member of the Board of Directors at such time. In the event of a termination of the agreement for cause at any time, the Option, to the extent not exercised, shall terminate and be cancelled and non-exercisable.

In April of 2006, in recognition of his services to us, we granted Adiv Baruch an additional 200,000 options to purchase 200,000 shares of our common stock at an exercise price of $0.725 per share for a period of 3 years.

On October 22, 2006, we granted to two of our non-employee directors, an option under the terms of our 2004 Global Share Option Plan, to purchase 113,537 shares of Common stock of our at an exercise price of $ 1.15 per share. Each director's right to exercise such option will vest in 2 equal annual installments during a period of three years commencing in 30.10.07 provided that our agreement with such director does not terminate earlier.

On December 7, 2006, we granted to two of our non-employee directors, an option under the terms of our 2004 Global Share Option Plan, to purchase 192,261 shares of our common stock at an exercise price of $1 per share. Each director's right to exercise such option vests in 12 equal quarterly installments during a period of three years commencing in April 3, 2006, provided that our agreement with such director does not terminate earlier.

The following table provides information regarding compensation earned by, awarded or paid to each person for serving as a non-employee director during the year ended December 31, 2006.

                      FEES EARNED O          OPTION
NAME                  PAID IN CASH         AWARDS (1)              TOTAL
-----                 --------------    ------------------      ------------
Shlomo Rothman (2)    $       7,000                77,097          84,097
Oded Zucker (3)       $       7,000                77,097          84,097
Adiv Barcuh (4)       $           0                20,925          20,925
Ronen Zadok (5)       $           0                 9,598           9,598
Liron Edrey (6)       $           0                 9,598           9,598

(1) The dollar value recognized for the stock option awards was determined in accordance with SFAS123(R). For a disclosure of the assumptions made in the valuation please refer to footnote 2(i) in our financial statements filed under
Item 7 of this Annual Report on Form 10K-SB.

(2) Mr. Shlomo Rothman had 305,798 options outstanding as of December 31, 2006.

(3) Mr. Oded Zucker had 305,798 options outstanding as of December 31, 2006.

(4) Mr. Adiv Baruch had 392,261 options outstanding as of December 31, 2006.

(5) Mr. Ronen Zadok had 192,261 options outstanding as of December 31, 2006.

(6) Mr. Liron Edery had 192,261 options outstanding as of December 31, 2006.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT, AND CHANGE-IN-CONTROL ARRANGEMENTS

On July 25, 2005, Zone 4 Play (Israel) Ltd., a wholly-owned Israeli subsidiary (the "Subsidiary") of our company, and Mr. Shimon Citron, the President and Chief Executive Officer of the Company who also serves as a member of the Company's board of directors (the "Executive") entered into an amended employment agreement (the "Agreement").

Pursuant to the terms of the Agreement, the Executive shall serve as President and Chief Executive Officer of the Subsidiary for a period of three (3) years, which commenced on February 1, 2004. The term may be extended for an additional one (1) year by the board of directors unless terminated earlier pursuant to the terms of the Agreement.

The Subsidiary agreed to pay the Executive an initial base salary of $8,000 per month. Such base salary shall increase to $10,000 per month if our revenues exceed $500,000 in a quarter and $15,000 per month if our revenues exceed $750,000 in a quarter. In the fourth quarter of 2006, since our revenues exceeded $750,000, the Executive's base salary has increased to $15,000 a month effective February 1, 2004. The Executive shall also be entitled to receive the difference between any such increased base salary and the previous base salary retroactive to the commencement of the Agreement. The Subsidiary shall also contribute each month an amount equal to 13.33% of the Executive's monthly salary as a managers' insurance for the benefit of the Executive and 2.5% of the Executive's monthly salary for disability insurance and shall grant the Executive other benefits, including reimbursement for the use of car, cellular phone and laptop computer. The Subsidiary agreed to obtain officers liability insurance covering the Executive and undertook to indemnify the Executive as permitted under applicable law.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table provides information about the securities authorized for issuance under our equity compensation plans as of December 31, 2006. Our only equity compensation is our 2004 Global Share Option Plan.

                                                                                       NUMBER OF SECURITIES
                            NUMBER OF SECURITIES TO        WEIGHTED AVERAGE       REMAINING AVAILABLE FOR FUTURE
                           BE ISSUED UPON EXERCISE OF     EXERCISE PRICE OF           ISSUANCE UNDER EQUITY
                              OUTSTANDING OPTIONS,       OUTSTANDING OPTIONS,      COMPENSATION PLANS (EXCLUDING
     PLAN CATEGORY            WARRANTS AND RIGHTS        WARRANTS AND RIGHTS     SECURITIES REFLECTED IN COLUMN (A))
     -------------            -------------------        -------------------     -----------------------------------
Equity compensation
plans approved by
security holders                   7,653,046                     $1.01                      2,209,954

Equity compensation
plans not approved by
security holders                          --                       --                              --

Total                              7,653,046                     $1.01                      2,209,954

2004 GLOBAL SHARE OPTION PLAN

At the annual meeting of our stockholders held on June 20, 2005, our stockholders approved our 2004 Global Share Option Plan in substantially the form attached to the proxy statement filed with the SEC on April 29, 2005. The 2004 Global Share Option Plan is intended to provide incentives to our employees, directors and consultants by providing them with opportunities to purchase shares of our common stock. The 2004 Global Share Option Plan was effective as of its approval by our board of directors on November 23, 2004 and terminates at the end of ten years from such date. We have reserved 5,000,000 authorized but unissued shares of common stock to be issued under the 2004 Global Share Option Plan.

On May 4, 2006, our board of directors approved an amendment to our 2004 Global Share Option Plan, under which the number of shares reserved by us for the purpose of the Plan was increased from 5,000,000 to 8,000,000.

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of common stock as of March 29, 2007 by each person known to us to own beneficially more than 5% of the total number of shares of our common stock outstanding as of such date, each of our directors, and the officers named in the summery compensation table under item 10 of this annual report; and all executive officers and directors as a group.

NAME AND ADDRESS OF BENEFICIAL OWNER (1)                      AMOUNT AND NATURE OF               PERCENT
5% BENEFICIAL OWNERS AND CHIEF EXECUTIVE OFFICER:            BENEFICIAL OWNERSHIP(2)            OF CLASS(3)
-------------------------------------------------            -----------------------            -----------
Shimon Citron (4)                                                    5,221,772                       15.3%

Pini Gershon                                                         2,706,950                        8.4%

Sedna Capital (5)
200 Park Avenue, 39th Floor
New York, NY 10166                                                   1,858,768                        5.8%

Orinda Capital (6)
11 El Sueno, Orinda, CA 94563                                        4,965,518                       14.3%

Walham Investments Group Inc (7)
c/o Patton Moreno and Asvat (BVI) Ltd.
P.O. Box 3174, Road Town, Tortola,
British Virgin Islands                                               2,758,620                        8.2%

Dave Games Invest Corporation Inc.(8)
c/o 24 Ramban Street, Jerusalem, Israel                              2,758,620                        8.2%

Smithfield Fiduciary LLC (9)                                         2,064,200                        6.4%
Cayman Islands, British West Indies

OTHER DIRECTORS

Ronen Zadok                                                             80,109                           %
Liron Edrey                                                             80,109                           %

Adiv Baruch (10)                                                       264,087                           %
Shlomo Rothman                                                         128,174                           %
Oded Zucker                                                            128,174                           %
All directors and current executive officers as a
group (8 persons) (11)                                               6,585,878                       16.9%

* = Less than 1%

(1) Unless otherwise provided, all addresses are c/o Zone 4 Play, Inc. at the address set forth on the cover page of this annual report on Form 10-KSB.

(2) Except as otherwise indicated, all shares are beneficially owned and sole investment and voting power is held by the persons named.

(3) Applicable percentage of ownership is based on 32,319,301 shares of our common stock outstanding as of the March 29, 2007, plus any common stock equivalents and options or warrants held by such holder which are presently or will become exercisable within 60 days after the Record Date.

(4) Includes an option to purchase 1,863,000 shares at an exercise price of $1.15 per share. Also includes 494,449 shares owned by Yariv Citron, son of Shimon Citron. Yariv Citron has reached the age of 18 and Mr. Citron disclaims any beneficial ownership of Yariv Citrons's shares.

(5) Paul Yook and Rengan Rajaratnam are the managing members of Sedna Capital Management LLC and report shared investment power over these shares, plus 5,500 shares of common stock over which Rengan Rajaratnam reports sole voting and investment power. The information is based solely on a Schedule 13G/A filed with the Securities and Exchange Commission by the beneficial owner on February 14, 2007, describing the holdings of the beneficial owner as of December 31, 2006.

(6) Includes warrants to acquire 2,482,759 shares.

(7) Includes warrants to acquire 1,379,310 shares. The information is based solely on a Schedule 13G filed with the Securities and Exchange Commission by the beneficial owner on August 14, 2006, describing the holdings of the beneficial owner as of December 31, 2006.

(8) Includes warrants to acquire 1,379,310 shares. The information is based solely on a Schedule 13G filed with the Securities and Exchange Commission by the beneficial owner on January 22, 2007, describing the holdings of the beneficial owner as of March 20, 2006.

(9) Includes warrants to acquire 500,000 shares. Smithfield Fiduciary LLC is the beneficial owner of and shares the voting and investment power with respect to 500,000 shares of our common stock and warrants to purchase an additional 500,000 shares of our common stock. Highbridge International LLC is the beneficial owner of and shares the voting and investment power with respect to 1,564,200 shares of our common stock. In addition, each of Highbridge International LLC, Highbridge Master L.P., Highbridge Capital Corporation, Highbridge Capital L.P., Highbridge GP, Ltd., Highbridge GP, LLC, Highbridge Capital Management, LLC, Glenn Dubin and Henry Swieca may be deemed the beneficial owner of the 500,000 shares of our common stock and warrants to purchase an additional 500,000 shares of our common stock owned by Smithfield Fiduciary LLC and 1,564,200 shares of our common stock owned by Highbridge International LLC. The information is based solely on a Schedule 13G/A filed with the Securities and Exchange Commission by the beneficial owner on February 14, 2007, describing the holdings of the beneficial owner as of December 31, 2006.

(10) Includes warrants to acquire 200,000 shares.

(11) See preceding footnotes.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In February 2005, we entered into an Interactive Fixed Odds Betting Services Agreement (the "Agreement") with Winner.Com (UK) Ltd. ("Winner") and Two Way Media Limited ("TWM"). TWM, which establishes fixed odds betting services on digital television, the Internet, mobile telecommunications networks and other digital platforms, engaged us and Winner to provide client-side game applications, server-side software for the management of such platforms and project management support and technical services using Winner's trademark and brand. Each party is entitled to a certain profit share, based on the kind of platform pursuant to which the profit was generated and the amount of profit generated. Shimon Citron, our Chief Executive Officer, is a director and shareholder of Winner. Mr. Citron and his family beneficially own 60 percent of the outstanding shares in Winner. In 2006, we received $181,742 from TWM as a result of the Agreement. We did not receive any payments from Mr. Citron, his family or Winner in connection with the Agreement.

ITEM 13. EXHIBITS

Reference is made to the Exhibit Index appearing immediately after the signature page below.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table summarizes the fees of Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global, our independent registered public accounting firm until June 23, 2006, billed for each of the last two fiscal years for audit services and other services:

Fee Category             2006          2005
                       --------      --------

Audit Fees (1)         $  8,000      $108,000

Tax Fees (2)           $      -      $  9,000

All Other Fees(3)      $  4,000             -
                       --------      --------

Total Fees             $ 12,000      $117,000
                       --------      --------

(1) Consists of fees for professional services rendered in connection with the audit of our financial statements for the year ended on December 31, 2005, and the reviews of the financial statements included in each of our Quarterly Reports on Form 10-QSB during 2005 and for the first quarter of 2006, and fees for professional services rendered in connection with documents filed with the Securities and Exchange Commission during those years and of fees in connection with services relating to our registration statements filed in 2004 and 2006 and expenses related to the AIM listing possibility in 2005.

(2)  Consists of fees relating to our tax compliance and tax planning.

(3) Consists of fees relating to review of our registration statement on form SB-2.

The following table summarizes the fees of Ziv Haft, a member of the BDO Network, our independent registered public accounting firm, billed for the last fiscal year for audit services and other services since the engagement of BDO as the our independent registered public accounting firm in June of 2006:


Fee Category                2006         2005
                           -------      -------

Audit Fees (1)             $72,000      $     0

Tax Fees (2)               $ 8,000      $     0

All Other Fees             $     -            -
                           -------      -------

  Total Fees               $80,000      $     0
                           -------      -------

(1) Consists of fees for professional services rendered in connection with the audit of our financial statements for the year ended on December 31, 2006, and the reviews of the financial statements included in each of our Quarterly Reports on Form 10-QSB during 2006 as of the beginning of the second quarter, and fees for professional services rendered in connection with documents filed, including the registration statement on Form 20-F for Gaming, with the Securities and Exchange Commission during those quarters.

(2) Consists of fees relating to our tax compliance and tax planning.

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

                                           Date: March 30, 2007

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     SIGNATURE                    TITLE                                DATE
     ---------                    -----                                ----

/s/ Shimon Citron   President, Chief Executive Officer           March 30, 2007
------------------  and Director(Principal Executive Officer)
Shimon Citron

/s/ Uri Levy        Chief Financial Officer                      March 30, 2007
------------------  (Principal Financial and Accounting
Uri Levy            Officer)

                    Director                                     March 30, 2007
------------------
Shlomo Rothman

/s/ Oded Zucker     Director                                     March 30, 2007
------------------
Oded Zucker

/s/ Ronen Zadok     Director                                     March 30, 2007
------------------
Ronen Zadok

/s/ Liron Edrey     Director                                     March 30, 2007
------------------
Liron Edrey

/s/ Adiv Baruch     Director                                     March 30, 2007
------------------
Adiv Baruch

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                             DESCRIPTION
------                             -----------

3.1 Composite copy of the Company's Articles of Incorporation as amended on February 5, 2004(incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10K-SB filed with the Securities and Exchange Commission on April 11, 2006).

3.2 Bylaws (incorporated by reference to Exhibit 3.2 to the Company's Form SB-2 (File No. 333-91356) filed with the Securities and Exchange Commission on June 27, 2002).

4.1 Registration Rights Agreement dated March 20, 2006 between the Company and certain accredited investors (incorporated by reference to Exhibit
          4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 24, 2006).

4.2       Form of Stock Purchase Warrant (incorporated by reference to Exhibit
          4.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 24, 2006).

4.3 Registration Rights Agreement dated March 29, 2006 between the Company and certain accredited investors (incorporated by reference to Exhibit
          4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 31, 2006).

4.4       Form of Stock Purchase Warrant (incorporated by reference to Exhibit
          4.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 31, 2006).

10.1 Director Appointment Agreement of Oded Zucker dated January 1, 2004 (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on August 16, 2004).+

10.2 Director Appointment Agreement of Shlomo Rothman dated January 1, 2004 (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on August 16, 2004).+

10.3 Employment Agreement with Haim Tabak dated April 1, 2004 (incorporated by reference to Exhibit 10.4 to the Company's Form SB-2 (File No. 333-120174) filed with the Securities and Exchange Commission on November 3, 2004).+

10.4 Master Services Agreement dated April 17, 2006, by and among Zone4Play, Inc., Two Way Media Limited and Ladbrokes Gaming Limited, and Statement of Work dated April 17, 2006 issued by Ladbrokes E-Gaming Limited(incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2006).

10.5 Amendment to 2004 Global Share Option Plan of Zone 4 Play, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 10, 2006).+

10.6 Option Agreement between Zone 4 Play, Inc. and Citron Investments Ltd. dated April 3, 2006 (incorporated by reference to Exhibit 10.1. to the Company's Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on August 15, 2006)+

10.7 10.1 Share Subscription and Option Agreement dated September 14, 2006, by and among, RNG Gaming Ltd., Golden Palace Ltd.,and Gaming Ventures plc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 14, 2006).

10.8 Software License Agreement dated October 31, 2006, by and among, RNG Gaming Ltd. and Golden Palace Ltd. (incorporated by reference to
          Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 6, 2006).

10.9 Securities Purchase Agreement dated January 3, 2005 by and among the Company and a list of the purchasers identified on the signature pages thereto (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 7, 2005).

10.10 Agreement dated January 17, 2005 between Eurobet UK Limited and Zone Play (UK) Limited (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 24, 2005).

10.11 Agreement dated January 24, 2005 between The Poker Channel Ltd. And Zone4Play Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 27, 2005).

10.12 Interactive Fixed Odds Betting Services Agreement dated February 22, 2005 by and among Zone4Play Inc. Winner.Com (UK) Limited and Two Way Media Limited (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 28, 2005).

10.13 Agreement, dated January 17, 2005 between Eurobet UK Limited and Zone4Play (UK) Limited (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K/A filed with the Securities and Exchange Commission on April 28, 2005).

10.14 Securities Purchase Agreement dated January 27, 2005 among the Company and the purchasers identified on the signature pages thereto (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 27, 2005).

10.15 Amended Employment Agreement with Uri Levy dated May 1, 2005 (incorporated by reference toExhibit 10.4 to the Company's Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on August 9, 2005).+

10.16 Amended Employment Agreement dated July 25, 2005, by and between Zone 4 Play (Israel) Ltd. and Mr. Shimon Citron. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 27, 2005).+

10.17 Securities Purchase Agreement dated March 20, 2006 between the Company and certain accredited investors (incorporated by reference to Exhibit
          10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 24, 2006).

10.18 Securities Purchase Agreement dated March 29, 2006 between the Company and certain accredited investors (incorporated by reference to Exhibit
          10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 31, 2006).

10.19 Director Appointment Agreement dated as of January 15, 2006 by and between Zone 4 Play, Inc. and Adiv Baruch ((incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 18, 2006).+

10.20 A Summary of Directors Ongoing Compensation(incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10K-SB filed with the Securities and Exchange Commission on April 11, 2006).+

10.21 Sample Agreement under the Company's 2004 Global Option Share Plan(incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10K-SB filed with the Securities and Exchange Commission on April 11, 2006).

10.22 2004 Global Share Option Plan of Zone 4 Play, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 30,
          2004).+

16.1 Letter from Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global to the Securities and Exchange Commission dated July 10, 2006 (incorporated by reference to Exhibit 16.1 to the Company's Current Report on Form 8-K/A filed with the Securities and Exchange Commission on July 10, 2006).

21.1      List of Subsidiaries*

23.1      Consent of Kost Forer Gabbay & Kasierer, a member of Ernst & Young
          Global. *

23.2      Consent of Ziv Haft, a member of the BDO network.*

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

                       ZONE4PLAY INC. AND ITS SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                             AS OF DECEMBER 31, 2006

                                 IN U.S. DOLLARS

                                      INDEX

                                                                      PAGE
                                                                 ---------------

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM               F - 2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM               F - 3

CONSOLIDATED BALANCE SHEETS                                       F - 4 - F - 5

CONSOLIDATED STATEMENTS OF OPERATIONS                                 F - 6

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY                         F - 7

CONSOLIDATED STATEMENTS OF CASH FLOWS                             F - 8 - F - 9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                       F - 10 - F - 32

                                   ----------

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                             TO THE SHAREHOLDERS OF

                                 ZONE4PLAY INC.

      We have audited the accompanying consolidated balance sheet of Zone4Play Inc. (the "Company") and its subsidiaries as of December 31, 2006 and the related consolidated statement, of operations changes in stockholder's equity and cash flows for the year ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 2006 and the consolidated results of its operations and cash flows for the year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2I to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation effective January 1, 2006 to conform with FASB Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" In addition, as discussed in Note 1a to the consolidated financial statements, the Company ceased to report as a development stage enterprise in accordance with SFAS No.7" Accounting and Reporting by Development Stage Enterprises"

Tel Aviv, Israel
March 29 2007

                                                        /s/ Ziv Haft
                                                        ------------
                                                        Ziv Haft
                                             Certified Public Accountants (Isr.)
                                                       BDO Member Firm

[ERNST & YOUNG LOGO]

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                             TO THE SHAREHOLDERS OF

                                 ZONE4PLAY INC.

      We have audited the accompanying consolidated balance sheets of Zone4Play Inc. (the "Company") and its subsidiaries as of December 31, 2005 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 2005 and the consolidated results of their operations, and their cash flows for each of the two years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles

                                         /S/ KOST FORER GABBAY & KASIERER
                                         ------------------------------------
                                             KOST FORER GABBAY & KASIERER
                                             A Member of Ernst & Young Global

Tel-Aviv, Israel
April 10, 2006

                                          ZONE 4 PLAY, INC. AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
U.S. DOLLARS, EXCEPT SHARE DATA

                                                                                      DECEMBER 31,
                                                                               -------------------------
                                                                                   2006          2005
                                                                               -----------   -----------
      ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                   $ 3,019,282   $   604,035
   Trade receivables                                                             1,005,161       132,921
   Other accounts receivable, prepaid expenses and related parties (Note 3)        164,648       120,186
                                                                               -----------   -----------

TOTAL current assets                                                             4,189,091       857,142
                                                                               -----------   -----------

SEVERANCE PAY FUND                                                                 104,729       110,517
                                                                               -----------   -----------

PROPERTY AND EQUIPMENT, NET (Note 4)                                               699,040       724,828
                                                                               -----------   -----------

ACQUIRED TECHNOLOGY, NET (Note 5)                                                  440,641       773,973
                                                                               -----------   -----------

Total assets                                                                   $ 5,433,501   $ 2,466,460
                                                                               ===========   ===========

The accompanying notes are an integral part of the consolidated financial statements.

                                          ZONE 4 PLAY, INC. AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
U.S. DOLLARS, EXCEPT SHARE DATA

                                                                                       DECEMBER 31,
                                                                               ----------------------------
                                                                                   2006            2005
                                                                               ------------    ------------
      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Short-term bank credit (Note 6)                                             $     16,750    $     17,747
   Trade payables                                                                   436,342         430,037
   Employees and payroll accruals                                                   427,106         349,200
   Accrued expenses and other liabilities                                           552,113          80,251
                                                                               ------------    ------------

TOTAL current liabilities                                                         1,432,311         877,235
                                                                               ------------    ------------

LONG TERM LIABILITIES:

   Minority Interest                                                                138,374               -
   Call option (Note 9.b.11)                                                        114,850               -
   Accrued Severance pay                                                            281,834         304,545
                                                                               ------------    ------------

TOTAL long term liabilities                                                         535,058         304,545
                                                                               ------------    ------------

TOTAL liabilities                                                                 1,967,369       1,181,780

COMMITMENTS AND CONTINGENT LIABILITIES (Note 7)

STOCKHOLDERS' EQUITY (Note 9):
   Common stock of $ 0.001 par value:
   Authorized: 75,000,000 shares at December 31, 2006 and 2005; Issued and outstanding: 32,319,031 and 24,039,963 shares at December 31,
      2006 and 2005, respectively                                                    32,318          24,040
   Additional paid-in capital                                                    16,800,396       8,975,273
   Deferred stock compensation                                                            -        (774,952)
   Accumulated other comprehensive loss                                             (18,588)        (16,638)
   Accumulated deficit                                                          (13,347,994)     (6,923,043)
                                                                               ------------    ------------

                                                                               ------------    ------------

TOTAL stockholders' equity                                                        3,466,132       1,284,680
                                                                               ------------    ------------

TOTAL liabilities and stockholders' equity                                     $  5,433,501    $  2,466,460
                                                                               ============    ============

The accompanying notes are an integral part of the consolidated financial statements.

                                          ZONE 4 PLAY, INC. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
U.S. DOLLARS, EXCEPT SHARE DATA

                                                                                        YEAR ENDED
                                                                                       DECEMBER 31,
                                                                        --------------------------------------------
                                                                            2006            2005            2004
                                                                        ------------    ------------    ------------

Revenues:
   Sale of software applications                                        $  1,656,379    $  1,062,420    $    572,624
   Sale of software applications to related parties                                -               -         196,000
                                                                        ------------    ------------    ------------

Total revenues                                                             1,656,379       1,062,420         768,624
Cost of revenues                                                             426,052         299,958         127,944
                                                                        ------------    ------------    ------------

Gross profit                                                               1,230,327         762,462         640,680
                                                                        ------------    ------------    ------------

Operating expenses:
   Research and development                                                2,923,572       2,549,635       1,347,960
   Selling and marketing                                                   2,618,371         867,473         607,511
   General and administrative                                              2,098,142       1,308,735         565,190
                                                                        ------------    ------------    ------------

TOTAL operating expenses                                                   7,640,085       4,725,843       2,520,661
                                                                        ------------    ------------    ------------

Operating loss                                                             6,409,758       3,963,381       1,879,981

Financial (Income) expenses, net                                              (9,181)             94          40,896
                                                                        ------------    ------------    ------------

Loss before Taxes on Income                                                6,400,577       3,963,475       1,920,877
                                                                        ------------    ------------    ------------

Taxes on income                                                                    -           1,900               -
                                                                        ------------    ------------    ------------
                                                                           6,400,577       3,965,375       1,920,877

Minority interests in profits of subsidiaries                                 24,374               -               -

                                                                        ------------    ------------    ------------

Net loss                                                                $  6,424,951    $  3,965,375    $  1,920,877
                                                                        ============    ============    ============

Basic and diluted net loss per share                                    $       0.21    $      0.169    $      0.102
                                                                        ============    ============    ============

Weighted average number of common stock used in computing
   basic and diluted net loss per share                                   30,400,789      23,524,407      18,831,765
                                                                        ============    ============    ============

The accompanying notes are an integral part of the consolidated financial statements.

                                          ZONE 4 PLAY, INC. AND ITS SUBSIDIARIES
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------
U.S. DOLLARS, EXCEPT SHARE DATA

                                                                                                          ADDITIONAL    DEFERRED
                                                                               COMMON         SHARE         PAID-IN      STOCK
                                                                                STOCK        CAPITAL        CAPITAL   COMPENSATION
                                                                             -----------  -------------  -----------  ------------
                                                                                NUMBER       AMOUNT
                                                                             -----------  -------------

Balance as of December 31, 2003                                               10,426,190  $      10,426  $         -  $          -
Issuance of shares in respect of reverse shell acquisition                     7,550,000          7,550       86,450             -
Issuance of shares and warrants, net on April 1, 2004                          1,497,252          1,497    1,196,300             -
Issuance of shares to service provider on April 5, 2004                           44,348             45       39,869             -
Issuance of shares and warrants, net on August 17, 2004                        1,000,000          1,000      975,135             -
Issuance of shares to service provider on August 17, 2004                         22,222             22       11,978             -
Deferred stock compensation                                                            -              -    1,285,800    (1,285,800)
Amortization of deferred stock compensation                                            -              -            -       302,251
Foreign currency translation adjustments                                               -              -            -             -
Net loss                                                                               -              -            -             -
                                                                             -----------  -------------  -----------  ------------
Total comprehensive loss

Balance as of December 31, 2004                                               20,540,012         20,540    3,595,532      (983,549)

Issuance of shares to service provider on January 3, 2005                         50,000             50       68,950             -
Issuance of shares and warrants, net on January 2005                           2,659,998          2,660    3,843,996             -
Issuance of shares in respect of minority interest
  acquisition in subsidiary on March 10, 2005                                    625,000            625      999,375             -
Issuance of shares to service provider on April 20, 2005                          50,000             50       79,450             -
Grants of options to service provider on December 22, 2005                       114,953            115       80,352             -
Deferred stock compensation                                                            -              -      307,618      (307,618)
Amortization of deferred stock compensation                                            -              -            -       516,215
Foreign currency translation adjustments                                               -              -            -             -
Net loss                                                                               -              -            -             -
                                                                             -----------  -------------  -----------  ------------

Balance as of December 31, 2005                                               24,039,963         24,040    8,975,273      (774,952)
                                                                             ===========  =============  ===========  ============

Reclassification of deferred stock Compensation                                                             (774,952)      774,952
Issuance of shares to service provider in January 2006                            30,000             30       17,970
Issuance of shares and warrants, net in March, 2006                            8,234,485          8,234    6,346,856
Exercise of employees stock options                                               14,583             14        8,507
Issuance of warrants to service providers in December 2006                                                    61,750
  Stock - based compensation                                                                               1,823,842
Unrealized gain resulting from share issuance to minority
  shareholders in a subsidiary                                                                               341,150
Foreign currency translation adjustments                                                              -
Net loss
                                                                             -----------  -------------  -----------  ------------

Balance as of December 31, 2006                                               32,319,031  $      32,318  $16,800,396  $          -
                                                                             ===========  =============  ===========  ============

                                                                    ACCUMULATED                                       TOTAL
                                                                       OTHER                          TOTAL        STOCKHOLDERS'
                                                                   COMPREHENSIVE   ACCUMULATED    COMPREHENSIVE       EQUITY
                                                                   INCOME (LOSS)     DEFICIT          LOSS         (DEFICIENCY)
                                                                   -------------   ------------   -------------   -------------
Balance as of December 31, 2003                                    $           -   $   (947,182)  $           -   $    (936,756)
Issuance of shares in respect of reverse shell acquisition                     -        (89,609)                          4,391
Issuance of shares and warrants, net on April 1, 2004                          -              -                       1,197,797
Issuance of shares to service provider on April 5, 2004                        -              -                          39,914
Issuance of shares and warrants, net on August 17, 2004                        -              -                         976,135
Issuance of shares to service provider on August 17, 2004                      -              -                          12,000
Deferred stock compensation                                                    -              -                               -
Amortization of deferred stock compensation                                    -              -                         302,251
Foreign currency translation adjustments                                   5,521              -           5,521           5,521
Net loss                                                                       -     (1,920,877)     (1,920,877)     (1,920,877)
                                                                   -------------   ------------   -------------   -------------
Total comprehensive loss                                                                             (1,915,356)
                                                                                                  =============
Balance as of December 31, 2004                                            5,521     (2,957,668)                       (319,624)

Issuance of shares to service provider on January 3, 2005                      -              -                          69,000
Issuance of shares and warrants, net on January 2005                           -              -                       3,846,656
Issuance of shares in respect of minority interest
  acquisition in subsidiary on March 10, 2005                                  -              -                       1,000,000
Issuance of shares to service provider on April 20, 2005                       -              -                          79,500
Grants of options to service provider on December 22, 2005                     -              -                          80,467
Deferred stock compensation                                                    -              -                               -
Amortization of deferred stock compensation                                    -              -                         516,215
Foreign currency translation adjustments                                 (22,159)             -         (22,159)        (22,159)
Net loss                                                                       -     (3,965,375)     (3,965,375)     (3,965,375)
                                                                   -------------   ------------   -------------   -------------
                                                                                                     (3,987,534)
                                                                                                  =============
Balance as of December 31, 2005                                          (16,638)    (6,923,043)                      1,284,680
                                                                   =============   ============                   =============
Reclassification of deferred stock Compensation                                                                               -
Issuance of shares to service provider in January 2006                                                                   18,000
Issuance of shares and warrants, net in March, 2006                                                                   6,355,090
Exercise of employees stock options                                                                                       8,521
Issuance of warrants to service providers in December 2006                                                               61,750
 Stock - based compensation                                                                                           1,823,842
Unrealized gain resulting from share issuance to minority
  shareholders in a subsidiary                                                                                          341,150
Foreign currency translation adjustments                                  (1,950)                        (1,950)         (1,950)
Net loss                                                                             (6,424,951)     (6,424,951)     (6,424,951)
                                                                   -------------   ------------   -------------   -------------
                                                                                                  $  (6,426,901)
                                                                                                  =============
Balance as of December 31, 2006                                    $     (18,588)  $(13,347,994)                  $   3,466,132
                                                                   =============   ============                   =============

The accompanying notes are an integral part of the consolidated financial statements.

                                          ZONE 4 PLAY, INC. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
U.S. DOLLARS, EXCEPT SHARE DATA

                                                                                    YEAR ENDED
                                                                                   DECEMBER 31,
                                                                       -----------------------------------------
                                                                          2006            2005          2004
                                                                       -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net loss                                                            $(6,424,951)   $(3,965,375)   $(1,920,877)
   Adjustments required to reconcile net loss to net
     cash used in operating activities:
     Depreciation and amortization                                         655,737        420,572         47,421
     Increase in trade and other accounts receivable
       and prepaid expenses                                               (916,930)       (35,924)      (161,023)
     Amortization of deferred compensation                               1,823,842        516,215        302,251
     Increase (Decrease) in trade payables                                 (45,284)       178,496        173,994
     Increase in employees and payroll accruals                             77,906         14,754        172,559
     Increase (decrease) in accrued expenses and other
       liabilities                                                         471,862       (107,913)      (117,307)
     Minority interests in profits of subsidiaries                          24,374
     Accrued severance pay, net                                            (16,923)        48,645         77,606
     Issuance of options and common stock as a
       compensation to service providers                                    79,750        228,967         51,914
                                                                       -----------    -----------    -----------

 Net cash used in operating activities                                  (4,270,617)    (2,701,563)    (1,373,462)
                                                                       -----------    -----------    -----------

 CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchase of property and equipment                                     (245,028)      (672,475)      (203,477)
                                                                       -----------    -----------    -----------

 Net cash used in investing activities                                    (245,028)      (672,475)      (203,477)
                                                                       -----------    -----------    -----------

 CASH FLOWS FROM FINANCING ACTIVITIES:

   Issuance of shares in respect of reverse shell
     acquisition (1)                                                             -              -          4,391
   Proceeds from Issuance of shares and warrants, net                    6,355,090      3,846,656      2,173,932
   Proceeds from exercise of stock option                                    8,521              -              -
   Short-term bank credit, net                                                (996)         7,635        (26,741)
   Issuance in subsidiary to a minority shareholders                       570,000              -              -
   Repayment of short-term loans from stockholders and
     related parties                                                             -         (1,229)      (483,066)
                                                                       -----------    -----------    -----------

 Net cash provided by financing activities                               6,932,615      3,853,062      1,668,516
                                                                       -----------    -----------    -----------
 Effect of exchange rate changes on cash and cash
   equivalents                                                              (1,723)       (19,066)         2,618
                                                                       -----------    -----------    -----------

 Increase in cash and cash equivalents                                   2,415,247        459,958         94,195
 Cash and cash equivalents at the beginning of the
   period                                                                  604,035        144,077         49,882
                                                                       -----------    -----------    -----------

 Cash and cash equivalents at the end of the period                    $ 3,019,282    $   604,035    $   144,077
                                                                       ===========    ===========    ===========

The accompanying notes are an integral part of the consolidated financial statements.

                                          ZONE 4 PLAY, INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
U.S. DOLLARS, EXCEPT SHARE DATA

                                                                        YEAR ENDED
                                                        ------------------------------------------
                                                            2006           2005           2004
                                                        ------------   ------------   ------------

NON-CASH TRANSACTION
  Purchase of property and equipment                    $     51,589   $     35,146   $          -
                                                        ============   ============   ============

  Issuance of shares in respect of minority interest
     acquisition in subsidiary                          $          -   $  1,000,000   $          -
                                                        ============   ============   ============

  Gain on realization of shareholdings                  $    341,150   $          -   $          -
                                                        ============   ============   ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
  Cash paid during the period for:
  Interest                                              $      2,041   $      2,152   $     13,691
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

                  The Company conducts its operations and business with and through its subsidiaries, (1) Zone4Play (Delaware), (2) Zone4Play Limited, an Israeli corporation incorporated in July 2001, which is engaged in research and development and marketing of the applications, (3) Zone4Play (UK) Limited, a United Kingdom corporation, incorporated in November 2002, which is engaged in marketing of the applications, (4) MixTV Ltd., an Israeli corporation which develops and markets participation TV games applications(see note 1d)., and (5) Gaming Ventures Plc ("Gaming"), a company incorporated in the Isle of Man (see note 1e).

                  The consolidated financial statements for prior years have been presented as if the Company was considered to be a development stage enterprise in accordance with Statement of Financial Accounting Standards ("SFAS") No. 7. In fiscal 2006 the Company ceased to report as a development stage enterprise.

                  The Company's shares are currently traded on the OTC Bulletin Board under the trading symbol "ZFPI.OB."

            b. The Company and its subsidiaries are devoting substantially all of its efforts toward conducting research, development and marketing of its software. The Company's and its subsidiaries' activities also include raising capital and recruiting personnel. In the course of such activities, the Company and its subsidiaries have sustained operating losses and expect such losses to continue in the foreseeable future. The Company and its subsidiaries have not generated sufficient revenues and have not achieved profitable operations or positive cash flow from operations. The Company's accumulated deficit aggregated to $ 13,347,994 as of December 31, 2006. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis.

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

                  On March 10, 2005, the Company signed a stock purchase agreement with NetFun, regarding which the closing took place in April 2005. According to the Agreement, the Company acquired the remaining minority interests held by NetFun of 49.9% in its consolidated subsidiary MIX TV, for a consideration of 625,000 shares of Common stock of the Company, which had a fair value of $ 1,000,000 based on the average market price of the share around the announcement date. As a result of the Agreement, the Company holds the entire ownership interest in MIX TV. The acquisition was accounted under the purchase method of accounting. The purchase price has been attributed to MIX TV's technology. The technology is amortized over its useful life which management estimated to be three years. No other significant assets were acquired and no other liabilities were assumed.

            e. On July 11, 2006, the Company formed Gaming. Gaming conducts its operations and business with and through its wholly-owned subsidiaries: RNG Gaming Limited ("RNG"), an Isle of Man corporation incorporated on July 12, 2006 which is engaged in development of its software and licensing it to third parties, and Get21 Limited ("Get21"), an Isle of Man corporation incorporated on July 12, 2006 which is engaged in providing marketing services of gaming applications. On August 4, 2006, Gaming filed with the Securities and Exchange Commission ("SEC") a registration statement on Form 20-F, which is now effective. As a result, Gaming is now a separate reporting entity with the SEC that has the reporting obligations of a foreign private issuer, despite it being the Company's wholly owned subsidiary.

                  According to an agreement dated July 12, 2006 between Gaming and Zone4Play (Delaware), Gaming purchased from Zone4Play (Delaware) all right, title, and interest in its Intellectual Property Rights and assets related to its Black Jack business ("BJ Business") on a "Going concern" and "As is" basis, in exchange for a promissory note in the principal amount of $2.25 million. The valuation was based on an appraisal report made by an independent appraiser. This Promissory Note is in effect for five years (60 months). Principal is paid in five
                  (5) equal annual installments of $450,000 each and is carrying interest of $US Libor +1.5% per annum.

            f. Concentration of risk that may have a significant impact on the Company:

                  The Company derived 84% of its revenues in the year 2006 from 3 major customers (see Note 8b).

                                          ZONE 4 PLAY, INC. AND ITS SUBSIDIARIES

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

            b.    Financial statements in U.S. dollars:

                  Most of the revenues of the Company and most of its subsidiaries are generated in U.S. dollars ("dollar"). Company's management believes that the dollar is the primary currency of the economic environment in which the Company operates. Thus, the functional and reporting currency of the Company and certain of its subsidiaries is the dollar.

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

                  The financial statements of Zone4Play (UK) Limited, whose functional currency has been determined to be its local currency, have been translated into dollars. All balance sheet amounts have been translated using the exchange rates in effect at each balance sheet dates. Statement of operation amounts have been translated using the average exchange rate prevailing during the period. The resulting translation adjustments are reported as a separate component of accumulated other comprehensive loss in stockholder's equity.

            c.    Principles of consolidation:

                  The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany transactions and balances, have been eliminated upon consolidation.

            d.    Cash equivalents:

                  Cash equivalents are short-term highly liquid investments that are readily convertible to cash with original maturities of three months or less.

                                          ZONE 4 PLAY, INC. AND ITS SUBSIDIARIES

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

            e.    Property and equipment:

                  Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method, over the estimated useful lives of the assets, at the following annual rates:

                                                                           %
                                                          ----------------------------------

                     Computers and peripheral equipment                   33
                     Electronic devices                                   15
                                                          Over the shorter of the lease term
                     Leasehold improvements                    or useful economic life

            f.    Impairment of long-lived assets:

                  The Company's long-lived assets are reviewed for impairment in accordance with Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long- Lived Assets" ("SFAS No. 144") whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value. As of December 31, 2006, 2005 and 2004 no impairment losses have been identified.

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

                                          ZONE 4 PLAY, INC. AND ITS SUBSIDIARIES

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

                  Severance expenses for the years ended December 31, 2006, 2005 and 2004 amounted to $ 133,517 $ 107,953 and $ 103,923, respectively.

            i.    Accounting for stock-based compensation:

                  Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standard No. 123 (revised
                  2004) ("SFAS 123R"), "Share-Based Payment," and Staff Accounting Bulletin No. 107 ("SAB 107"), which was issued in March 2005 by the SEC. SFAS 123R addresses the accounting for share-based payment transactions in which the Company obtains employee services in exchange for equity instruments of the Company. This statement requires that employee equity awards be accounted for using the grant-date fair value method. SAB 107 provides supplemental implementation guidance on SFAS 123R, including guidance on valuation methods, classification of compensation expense, income statement effects, disclosures and other issues.

                  SFAS 123R supersedes the Company's previous accounting for its employee stock option plans using the intrinsic value-based method of accounting prescribed under Accounting Principles Board Opinion No. 25 and related interpretations ("APB 25").. The Company elected to adopt the modified prospective transition method permitted by SFAS 123R. Under such transition method, the new standard has been implemented as from January 1, 2006, with no restatement of prior periods to reflect the fair value method of expensing share-based compensation.

                  The Company has expensed compensation costs, net of estimated forfeitures, applying the accelerated vesting method, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and previously presented in the pro forma footnote disclosures. Results for prior periods have not been restated as explained above. For the year ended December 31, 2006, the Company recorded stock-based compensation costs in the amount of $1,823,842. The total unrecognized compensation cost on employee stock options amounted to $1,639,544, at December 31, 2006, and is expected to be recognized over a weighted average period of 3 years.

                  The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                                      YEAR ENDED DECEMBER 31,
                                                    ---------------------------
                                                     2006                2005
                                                    -------             -------

                   Dividend yield                      0%                  0%
                   Expected volatility                76%                 63%
                   Risk-free interest rate           4.84                4.39%
                   Expected life (years)            6 years             3 years
                  Expected forfeiture                 23%                  -

                                          ZONE 4 PLAY, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS, EXCEPT SHARE DATA

NOTE 2:  -  SIGNIFICANT ACCOUNTING POLICIES (CONT.)

                  The Company issues stock options to its employees, directors and certain consultants and provides the right to purchase stock pursuant to approved stock option and employee stock purchase programs. Prior to the adoption of FAS 123R, the Company elected to follow APB 25, in accounting for its stock option plans. Under APB No. 25, when the exercise price of an employee stock option is less than the market price of the underlying stock on the date of grant, compensation expense is recognized.

                  The following table illustrates the effect on net income and earnings per share, assuming the Company had applied the fair value recognition provisions of SFAS 123 (as amended by SFAS
                  148) to its stock-based employee compensation in prior years:

                                                                                    YEAR ENDED     YEAR ENDED
                                                                                   DECEMBER 31,   DECEMBER 31,
                                                                                   ------------   ------------
                                                                                       2005           2004
                                                                                   ------------   ------------
                  Net loss, as reported                                            $  3,965,375   $  1,920,877
                     Deduct: stock-based employee compensation - intrinsic
                        value                                                           516,215        302,252
                  Add: Total stock-based employee compensation expense
                     determined under the fair value based method of SFAS No.
                     123 for all awards                                                 684,921        367,660
                                                                                   ------------   ------------

                                                                                   $  4,134,081   $  1,986,285
                                                                                   ============   ============
                  Pro forma net loss
                     Net loss per share:
                        Basic and diluted - as reported                            $      0.169   $      0.102
                                                                                   ============   ============

                        Basic and diluted - pro forma                              $      0.176   $      0.107
                                                                                   ============   ============

                  The Company applies EITF 96-18, "Accounting for Equity Instruments that Are Issued to Other than Employees for Acquiring or in Conjunction with Selling, Goods or Services" with respect to options and warrants issued to non-employees.

            j.    Revenue recognition:

                  The Company accounts for revenues from software applications agreements in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition", as amended ("SOP 97-2"). The revenue from license fees is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, no significant obligations with regard to implementation remain, the fee is fixed or determinable and collectibility is probable.

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

                                          ZONE 4 PLAY, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS, EXCEPT SHARE DATA

NOTE 2:  -  SIGNIFICANT ACCOUNTING POLICIES (CONT.)

                  The arrangements that include multiple elements are usually arrangements where the Company sells software products and Post Contract Support ("PCS"). For these multiple elements, SOP 97-2 requires that the fair value of each component in a multiple element arrangement will be determined based on the vendor's specific objective evidence ("VSOE") for that element, and revenue is allocated to each component based on its fair value. SOP 98-9 requires that revenue be recognized under the "residual method" when VSOE does not exist for all the delivered elements, VSOE of fair value exists for all undelivered elements, and all other SOP 97-2 criteria are met. Under the residual method, any discount in the arrangement is allocated to the delivered elements. The specific objective evidence for the PCS is established by the price charged on separate PCS renewal contracts. The revenue associated with the delivered elements is recognized using the residual method discussed above.

                  Revenues from software licenses that require significant customization, integration and installation that take a short period of time to complete are recognized in accordance with Statement of Position 81-1, "Accounting for Performance of Construction - Type and Certain Production Type Contracts" ("SOP 81-1"), using the complete contract accounting method. After delivery, if uncertainty exists about customer acceptance of the software, license revenue is not recognized until acceptance. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are first determined, in the amount of the estimated loss on the entire contract. As of December 31, 2006, 2005 and 2004, no such estimated losses were identified.

                  The Company is entitled to royalties from revenue sharing arrangements upon sublicensing of the Company's products to end-users. The Company recognizes royalties from revenue sharing arrangements during the period based on reports obtained from its customers through the reporting period on a monthly basis.

            k.    Research and development costs:

                  Research and development costs are charged to the Statement of Operations as incurred. SFAS No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed", requires capitalization of certain software development costs subsequent to the establishment of technological feasibility.

                  Based on the Company's product development process, technological feasibility is established upon completion of a working model. Costs incurred by the Company between completion of the working models and the point at which the products are ready for general releases have been insignificant. Therefore, all research and development costs have been expensed.

                                          ZONE 4 PLAY, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS, EXCEPT SHARE DATA

NOTE 2:  -  SIGNIFICANT ACCOUNTING POLICIES (CONT.)

            l.    Income taxes:

                  The Company and its subsidiaries account for income taxes in accordance with SFAS, "Accounting for Income Taxes" ("SFAS No. 109"). This statement prescribes the use of the liability method whereby deferred tax assets and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company and its subsidiaries provide a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value.

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

            o.    Basic and diluted net loss per share:

                  Earnings (loss) per share ("EPS") were computed in accordance with provisions of SFAS No. 128"Earnings per share" ("SAFS 128"). SFAS 128 requires the presentation of both basic and diluted EPS.

                  Basic net earnings (loss) per share is computed based on the weighted average number of common shares outstanding during each year. Diluted earnings (loss) per share is computed based on the weighted average number of common shares outstanding during each year, plus dilutive potential common shares considered outstanding during the year. For the years ended December 31, 2006, 2005 and 2004, all the options and warrants outstanding have been excluded from the calculations because the effect on net loss per share would have been antidilutive.

                                          ZONE 4 PLAY, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS, EXCEPT SHARE DATA

NOTE 2:  -  SIGNIFICANT ACCOUNTING POLICIES (CONT.)

            p.    Gain on Realization of Shareholdings:

                  Gain on realization of shareholdings includes the results of realization of the Company's shareholdings in investee arising either from the sale of such shareholdings or from issuance of stock by the investee to third parties, which is recognized in accordance with the provisions of Staff Accounting Bulletin No. 51 ("SAB 51") of the Securities and Exchange Commission ("SEC") or SAB Topic 5H. where the investee is a newly-formed, in a process of research and development, start-up or development Stage Company.

                  The Company charges such results to earnings, provided that the conditions stipulated in SAB 51 for such recognition have been met or into equity where SAB Topic H2 conditions have been met.

            p.    Advertising Costs

                  The Company expenses advertising costs as incurred. Advertising costs for the year ended December 31, 2006 were $109,348. There were no advertising costs in prior years.

            r.    Impact of recently issued Accounting Standards:

                  In February 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Statements No. 133 and 140". This statement permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. This statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company is currently evaluating the impact of this statement, if any, on its consolidated financial statements.

                  In July 2006, the FASB issued FASB Interpretation No 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes an interpretation of SFAS No. 109." This financial interpretation clarifies the accounting for uncertainty in income taxes, and prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on various related matters such as derecognition, interest and penalties and disclosure. As applicable to the Company, the interpretation prescribed by FIN 48 will be effective commencing January 1, 2007. The Company is currently evaluating the impact that the adoption of FIN 48 would have on its consolidated financial statements.

                  In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". This standard establishes a framework for measuring fair value and expands related disclosure requirements; however, it does not require any new fair value measurement. As applicable to the Company, this statement will be effective as of the year beginning January 1, 2008. The Company is currently evaluating the impact that the adoption of SFAS No. 157 would have on its consolidated financial statements.

                                          ZONE 4 PLAY, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS, EXCEPT SHARE DATA

NOTE 2:  -  SIGNIFICANT ACCOUNTING POLICIES (CONT.)

                  In September 2006, the SEC issued Staff Accounting Bulletin 108, which expresses the Staff's views regarding the process of quantifying financial statement misstatements. The bulletin was effective as of the year beginning January 1, 2006. The implementation of this bulletin had no impact on the Company's consolidated financial statements.

                  In February 2007, the FASB issued FAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities." This standard permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. As applicable to the Company, this statement will be effective as of the year beginning January 1, 2008. The Company is currently evaluating the impact that the adoption of FAS 159 would have on its consolidated financial statements.

                  In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans--An Amendment of FASB No. 87, 88, 106 and 132(R)" ("SFAS 158"). SFAS 158 requires that the funded status of defined benefit postretirement plans be recognized on the company's balance sheet, and changes in the funded status be reflected in comprehensive income, effective fiscal years ending after December 15, 2006. The adoption of this statement did not have an impact on the consolidated financial statements.

NOTE 3:  -  OTHER ACCOUNTS RECEIVABLE, PREPAID EXPENSES AND RELATED PARTIES

                                                               DECEMBER 31,
                                                          ---------------------
                                                             2006        2005
                                                          ---------   ---------

            Government authorities                        $  44,428   $  19,220
            Prepaid expenses and other                       81,332      62,118
            Related parties                                  38,888      38,848
                                                          ---------   ---------

                                                          $ 164,648   $ 120,186
                                                          =========   =========

                                          ZONE 4 PLAY, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS, EXCEPT SHARE DATA

NOTE 4:  -  PROPERTY AND EQUIPMENT, NET

                                                                        DECEMBER 31,
                                                                 -------------------------
                                                                     2006          2005
                                                                 -----------   -----------
            Cost:
               Computers and peripheral equipment                $ 1,184,446   $   894,453
               Leasehold improvements                                 34,814        34,781
               Electronic devices                                     72,293        66,242
                                                                 -----------   -----------

                                                                   1,291,553       995,476
                                                                 -----------   -----------
            Accumulated depreciation:
               Computers and peripheral equipment                    563,617       256,612
               Leasehold improvements                                 10,747         6,265
               Electronic devices                                     18,149         7,771
                                                                 -----------   -----------

                                                                     592,513       270,648
                                                                 -----------   -----------

            Depreciated cost                                     $   699,040   $   724,828
                                                                 ===========   ===========

            Depreciation expenses were $ 321,865 $ 194,545 and $ 47,421 for the years ended December 31, 2006, 2005 and 2004, respectively.

NOTE 5:  -  ACQUIRED TECHNOLOGY, NET

            Acquired technology from the acquisition of the business from MIX TV in April 2005 (see Note 1d).

                                                                        DECEMBER 31,
                                                                 -------------------------
                                                                     2006          2005
                                                                 -----------   -----------

            Cost                                                 $ 1,000,000   $ 1,000,000
            Accumulated amortization                                 559,359       226,027
                                                                 -----------   -----------

            Amortized cost                                       $   440,641   $   773,973
                                                                 ===========   ===========

            Depreciation expenses were $ 333,332 and $ 226,027 for the years ended December 31, 2006, and 2005, respectively.

            Estimated amortization expenses for the year ended:

                                              AMORTIZATION
            YEAR ENDING DECEMBER 31,            EXPENSES
            -------------------------------   ------------

            2007                              $    333,333
            2008                                   107,308
                                              ------------

                                              $    440,641
                                              ============

                                          ZONE 4 PLAY, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS, EXCEPT SHARE DATA

NOTE 6:  -  SHORT-TERM BANK CREDIT

                                                       INTEREST RATE            DECEMBER 31,
                                                   ---------------------   ---------------------
                                                      2006        2005        2006        2005
                                                   ---------   ---------   ---------   ---------
                                                             %
                                                   ---------------------

            Short-term bank credit linked to New
               Israeli Shekel (NIS)                 9.0-10.0     8.0-9.0   $  16,751   $  17,747
                                                                           =========   =========

            (1)   Total authorized credit lines                            $  23,669   $  21,725
                                                                           =========   =========

NOTE 7:  -  COMMITMENTS AND CONTINGENT LIABILITIES

            Lease commitments:

            The Company leases its facilities under lease agreements in Israel, which will expire in December 2009. The rent of this property increases once every 12 months by 5% of the space rate. Future minimum commitments under non-cancelable operating leases as of December 31, 2006 are as follows:

                                                   RENTAL OF
            YEAR ENDING DECEMBER 31,               PREMISES
            -----------------------------------   ----------

            2007                                  $  150,222
            2008                                     155,650
            2009                                     151,376
                                                  ----------

                                                  $  457,248
                                                  ==========

            Total rent and other attendant expenses for the years ended December 31, 2006, 2005 and 2004 were approximately $120,072, $ 86,100 and $
            21,947, respectively.

NOTE 8:  -  GEOGRAPHIC INFORMATION AND MAJOR CUSTOMERS

            a.    Summary information about geographic areas:

                  The Company manages its business on the basis of one reportable segment (see Note 1 for a brief description of the Company's business) and follows the requirements of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information".

                  The following is a summary of revenues within geographic areas, based on customer's location:

                                                                        YEAR ENDED DECEMBER 31,
                                                                ---------------------------------------
                                                                    2006           2005         2004
                                                                -----------   ------------   ----------

                  Antigua and Barbuda                           $   837,457   $          -   $        -
                  United Kingdom                                    245,161        507,602      568,347
                  United States                                     220,003        340,392      154,606
                  Australia                                         350,000        175,000            -
                  Other                                               3,758         39,426       45,671
                                                                -----------   ------------   ----------

                                                                $ 1,656,379   $  1,062,420   $  768,624
                                                                ===========   ============   ==========

                  All long-lived assets are located in Israel at the Company's premises.

                                          ZONE 4 PLAY, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS, EXCEPT SHARE DATA

NOTE 8:  -  GEOGRAPHIC INFORMATION AND MAJOR CUSTOMERS (CONT.)

            b.    Major customer data as percentage of total revenues:

                                                                    2006           2005         2004
                                                                -----------   ------------   ----------

                  Customer A                                         51%             -             -
                  Customer B -                                       21%            19%            -
                  Customer C                                         12%            14%        *)  -
                  Customer D                                      *)  -             24%           38%
                  Customer E                                      *)  -             11%        *)  -
                  Customer F                                      *)  -             11%            -
                  Customer G (related party)                          -              -            26%
                  Customer h                                      *)  -          *)  -            11%

                  *)    Represents an amount lower than 10%.

NOTE 9:  -  SHARE CAPITAL

            a.    Shareholders' rights:

                  The shares of common stock confer upon the holders the right to elect the directors and to receive notice to participate and vote in the stockholders meetings of the Company, and the right to receive dividends, if and when declared.

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

                  8. On February 2, 2006, the Company issued 30,000 shares of common stock to a service provider, pursuant to a service agreement. Therefore, an expense in the amount of $18,000 was recognized on the date of grant, according to Emerging Issues Task Force ("EITF")96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" ("EITF 96-18").

                                          ZONE 4 PLAY, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS, EXCEPT SHARE DATA

NOTE 9:  -  SHARE CAPITAL (CONT.)

                  9. On March 24, 2006, the Company completed a $4.5 million private placement consisting of 6,234,485 units consisting of one share of its common stock of $0.001 par value and one warrant to purchase one share of common stock each. The purchase price per unit for the common stock and the warrant was $0.725. Each warrant is exercisable for 36 months at a price of $1.125 per share. The Company agreed to prepare and file with the SEC a registration statement covering the resale of the common stock on or before May 9, 2006 for certain investors. If such registration statement covering the shares of common stock purchased by those certain investors was not declared effective within 120 days from the closing date, then the Company would have had to pay those investors liquidated damages equal to 1% per month of the aggregate purchase price paid by them which would not exceed fifteen percent (15.0%) of the aggregate purchase. On May 4, 2006 the Company filed a registration statement covering the resale of the shares and the shares underlying the warrants, which went effective on June 6, 2006.

                  10. On March 30, 2006, the Company completed a $2.0 million private placement consisting of 2,000,000 units consisting of one share of its common stock of $0.001 par value and one warrant to purchase one share of Common stock each. The purchase price per unit for the common stock and the warrant was $1. Each warrant is exercisable for 36 months at a price of $1.35 per share. The Company agreed to prepare and file with the SEC a registration statement covering the resale of the common stock on or before May 15, 2006 for certain investors. If such registration statement covering the shares of common stock purchased by those certain investors was not declared effective within 120 days from the closing date, then the Company would have had to pay those investors liquidated damages equal to 1% per month of the aggregate purchase price paid by them which would not exceed fifteen percent (15.0%) of the aggregate purchase. On May 4, 2006 the Company filed a registration statement covering the resale of the shares and the shares underlying the warrants, which went effective on June 6, 2006.

                  11. On April 3, 2006 the Company issued to one of its non-employee directors an option to purchase up to 200,000 shares of common stock of the Company under the terms of the Company's option plan ("Director Option"). The exercise price for the shares subject to the Director Option is $ 0.725 per share of common stock of the Company. The option is fully vested. This transaction was recorded in accordance with EITF 96-18.

                  12. On April 27, 2006, the Company issued to two of its advisors warrants to purchase a total of 200,000 shares of the Company's common stock with an exercise price of $1.00 per share. . This transaction was recorded in accordance with EITF 96-18.

                  13. On May 15, 2006, the Company issued to one of its advisors a warrant to purchase a total of 200,000 shares of the Company's common stock with an exercise price of $1.35 per share. This transaction was recorded in accordance with EITF 96-18.

                                          ZONE 4 PLAY, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS, EXCEPT SHARE DATA

NOTE 9:  -  SHARE CAPITAL (CONT.)

                  14. On June 6, 2006, the Company issued to its financial advisor a warrants to purchase a total of 110,345 shares of the Company's common stock with an exercise price of $1.00 per share, and a warrant to purchase 40,000 shares of the Company's common stock with an exercise price of $1.35 per share. This transaction was recorded in accordance with EITF 96-18.

                  15. On September 14, 2006, Gaming, RNG, and Golden Palace Ltd. ("Golden Palace"), entered into an agreement under which Golden Palace agreed to invest $600,000 in RNG in return for 20% of the ordinary shares of RNG.. The Company posted a gain of $341,150 resulting from this issuance in accordance with SAB Topic 5H. According to the SAB, realization of a gain is not assured where the subsidiary is a newly-formed, in a process of research and development, start-up or development Stage Company. In such situations, the change in the holding company's proportionate share of the subsidiary equity resulting from the additional equity raised by the subsidiary should be accounted for as an equity transaction and no gain will be recognized. Accordingly, the Company charged a gain of $341,150 into equity.

                        Pursuant to terms of this agreement, Golden Palace has an option, that can be exercised upon the occurrence of certain events as defined in the agreement, to acquire an additional 30% of the ordinary shares of RNG (but not more than 50% of RNG or more than the amount owned by Gaming) at a price of $100,000 per each additional percentage interest of the ordinary shares of RNG. Concurrently, Gaming, RNG and Golden Palace entered into a shareholders agreement under which Golden Palace has a right to appoint one of RNG's 4 directors (as long as Golden Palace owns 20% of RNG) and Gaming has a right to appoint the 3 other directors. Upon Golden Palace becoming an owner of 50% of RNG, it will have the right to appoint an equal number of directors to the number we are entitled to appoint. At issuance date, the Company recorded the call option granted to Golden Palace as a derivative against additional paid in capital. . The call option is being measured at fair value and it is marked to market in accordance with "Accounting for Freestanding Derivative Financial Instruments Indexed to, and Potentially Settled in, the Stock of a Consolidated Subsidiary" ("EITF 00-6 ").

                  16. On December 7, 2006, the Company granted 250,000 warrants to service providers. Therefore, an expense in the amount of $61,750 was recognized on the date of grant, according to EITF 96-18.

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

            d.    Stock option plans:

                  1. On November 23, 2004, the Company adopted the 2004 Global Share Option Plan (the "2004 Global Share Option Plan"). The 2004 Global Share Option Plan is intended to provide incentives to employees, directors and consultants by providing them with opportunities to purchase shares of the Company's common stock. Under the terms of the 2004 Global Share Option Plan, it is effective as of November 23, 2004 and terminates at the end of ten years from such date. The Company has reserved 5,000,000 authorized but unissued shares of common stock to be issued under the 2004 Global Share Option Plan. On May 4, 2006, our board of directors approved an amendment to our 2004 Global Share Option Plan under which the number of shares reserved by us for the purpose of the Plan was increased from 5,000,000 to 8,000,000.

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

                  6. On January 15, 2006, the Company signed an agreement with a new non-employee director. Under which the Company granted an option to purchase up to 192,261 shares of common stock of the Company under the terms of the Company's option plan ("Option"). The exercise price for the shares subject to the Option is $1 per share of common stock of the Company on the date of grant. The Option vests in three equal annual installments, whereby the director has the right to purchase 1/3 of the shares subject to the Option at the expiration of the first, second and third year respectively from the date of the agreement, provided that the director remains a member of the Board of Directors at such time. In the event of termination of the agreement for cause at any time, the Option, if not exercised, shall terminate and be cancelled and non-exercisable. During the reported period the Company recognized an expense of $20,925 according to SFAS 123(R).

                  7. On April 3, 2006, pursuant to Section 4(2) of the Securities Act of 1933, as amended, The Company issued to a company, which is owned by the Company's Chief Executive Officer, an option to buy 1,863,000 shares of the Company's common stock with an exercise price of $1.15 per share in consideration for services provided by the Chief Executive Officer to the Company. The option vests in the following manner: 1,500,750 shares on July 1, 2006, 155,250 shares on October 1, 2006, 155,250 shares on January, 1, 2007 and 51,750 shares on April 1, 2007. During the reported period the Company recognized an expense in the amount of $1,157,545 according to SFAS 123(R). The Company used the graded vesting attribution method for these options.

                  8. On October 22, 2006, the Company granted to two of its non-employee directors, an option under the terms of the Company's option plan, to purchase 113,537 shares of Common stock of the Company at an exercise price of $
                        1.15 per share. Each director's right to exercise such option will vest in 8 equal annual installments during a period of two years commencing in October 2006 provided that the Company's agreement with such director does not terminate earlier.

                  9. On December 7, 2006, the Company granted to two of its non-employee directors, an option under the terms of the Company's option plan, to purchase 192,261 shares of Common stock of the Company at an exercise price of $
                        1.00 per share. Each director's right to exercise such option will vest in 12 equal annual installments during a period of three years commencing in April 2006, provided that the Company's agreement with such director does not terminate earlier.

                                          ZONE 4 PLAY, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS, EXCEPT SHARE DATA

NOTE 9:  -  SHARE CAPITAL (CONT.)

                  14. A summary of the Company's share option activity to employees and directors, and related information is as follows:

                                                                    YEAR ENDED DECEMBER 31,
                                                       ------------------------------------------------
                                                                2006                      2005
                                                       ----------------------    ----------------------
                                                                     WEIGHTED                  WEIGHTED
                                                                      AVERAGE                   AVERAGE
                                                         NUMBER      EXERCISE      NUMBER      EXERCISE
                                                       OF OPTIONS      PRICE     OF OPTIONS     PRICE
                                                       ----------    --------    ----------    --------
                                                                         $                         $
                                                                     --------                  --------
                        Outstanding at the              2,194,522      0.68       1,460,000      0.60
                          beginning of the year

                        Granted                         7,106,857      1.01         946,783      0.96
                        Exercised                          14,583      0.58               -         -
                        Forfeited                       1,633,750      0.99         212,261      1.33
                                                       ----------                ----------

                        Outstanding at the end of
                          the year                      7,653,046      1.01       2,194,522      0.68
                                                       ==========      ====      ==========      ====

                        Options exercisable at the
                          end of the year               3,471,864      0.95         979,852      0.63
                                                       ==========      ====      ==========      ====

                        Weighted-average fair value
                          of options granted during
                          the year                     $     0.52                $     0.82
                                                       ==========                ==========

                        o The fair value of each option granted is estimated on the date of grant, using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0% for all years: expected volatility: 2006 - 76%, 2005 - 63%' risk-free interest rate: 2006 - 4.84% and 2005 - 4.39%' and expected life: 2006 - 6 years and 2005 3 years.

                        o The expected volatility is based on the historical volatility of the Company's stock. The risk-free interest rate assumption is based on observed interest rates appropriate for the expected term of the stock options granted. As permitted by SAB 107, the Company used the simplified method to compute the expected option term for options granted in 2006. The dividend yield assumption reflects the expected dividend yield based on historical dividends. Pre-vesting forfeiture rates were estimated based on pre-vesting forfeiture experience

                                          ZONE 4 PLAY, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS, EXCEPT SHARE DATA

NOTE 9:  -  SHARE CAPITAL (CONT.)

                        The options outstanding as of December 31, 2006, have been classified by ranges of exercise price, as follows:

                                                                                             WEIGHTED
                                      OPTIONS       WEIGHTED                   OPTIONS       AVERAGE
                                    OUTSTANDING      AVERAGE     WEIGHTED    EXERCISABLE     EXERCISE
                                       AS OF        REMAINING     AVERAGE       AS OF        PRICE OF
                        EXERCISE   DECEMBER 31,    CONTRACTUAL   EXERCISE   DECEMBER 31,     OPTIONS
                          PRICE        2006       LIFE (YEARS)     PRICE        2006       EXERCISABLE
                        --------   ------------   ------------   --------   ------------   -----------
                            $                                        $                          $
                        --------                                 --------                  -----------

                          0.55        1,034,167          8.5        0.55         953,334       0.55
                         0.575        1,640,000          10        0.575          67,083      0.575
                          0.70          132,500          9          0.70          62,500       0.70
                          1.00        1,081,305          8.5        1.00         407,947       1.00
                          1.15        3,765,074          9.43       1.15       1,981,000       1.15
                                   ------------                             ------------

                                      7,653,046                     0.92       3,471,864       0.95
                                   ============   ============   ========   ============   ===========

NOTE 10: -  RELATED PARTY TRANSACTIONS

            a. On February 22, 2005, the Company signed an agreement with Two Way Media Limited ("TWM") and a related party- Winner.Com (UK) Limited ("Winner") to enter into an Interactive Services Agreement (the "Agreement"). TWM, entered into an agreement with the Company and Winner to provide client-side game applications, server-side software for the management of such platforms and project management support and technical services using Winner's trademark and brand. Each party is entitled to a certain profit share, based on the kind of platform pursuant to which the profit was generated and the amount of profit generated.

            b. During the year 2004 the Company sold software application as part of its regular course of business one of its related parties.

            c. In the fourth quarter of 2006, since the Company's revenues exceeded $750,000, the base salary of the Company's Chief Executive Officer has increased to $15,000 a month effective February 1, 2004 as agreed in the employment agreement signed with the Chief Executive Officer. As a result, the Company has recorded an allowance on behalf of this liability in the amount of $305,727.

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

                                          ZONE 4 PLAY, INC. AND ITS SUBSIDIARIES

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

            b.    loss before taxes on income:

                                                 YEAR ENDED DECEMBER 31,
                                         ---------------------------------------
                                             2006          2005          2004
                                         -----------   -----------   -----------

                  Domestic               $ 2,498,758   $ 3,267,999   $ 1,759,724
                  Foreign                  3,901,819       695,476       161,153
                                         -----------   -----------   -----------

                                         $ 6,400,577   $ 3,963,475   $ 1,920,877
                                         ===========   ===========   ===========

            c.    Taxes on income:

                  Taxes on income consist of the following:

                  Current:
                     Domestic            $         -   $         -   $         -
                     Foreign                       -         1,900             -
                                         -----------   -----------   -----------

                  Taxes on income        $         -   $     1,900   $         -
                                         ===========   ===========   ===========

            d.    Deferred income taxes:

                  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company and its subsidiaries' deferred tax assets are as follows:

                                                                 YEAR ENDED DECEMBER 31,
                                                        -----------------------------------------
                                                            2006           2005           2004
                                                        ------------   ------------   -----------

                  Operating loss carryforward           $  3,360,291   $  2,226,194   $   985,723
                  Tax withholding                                            10,255             -
                  Foreign                                     76,062         22,629        33,628
                                                        ------------   ------------   -----------

                  Deferred tax asset before valuation
                     allowance                             3,436,353      2,259,078     1,019,351
                  Valuation allowance                     (3,436,353)    (2,259,078)   (1,019,351)
                                                        ------------   ------------   -----------

                  Net deferred tax asset                $          -   $          -   $         -
                                                        ============   ============   ===========

                                          ZONE 4 PLAY, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS, EXCEPT SHARE DATA

NOTE 11: -  INCOME TAXES (CONT.)

                  On December 31, 2006, the Company and its subsidiaries have provided valuation allowances of $ 3,367,733 in respect of deferred tax assets resulting from tax loss carryforwards and other temporary differences. Management currently believes that since the Company and its subsidiaries have a history of losses it is more likely than not that the deferred tax regarding the loss carryforwards and other temporary differences will not be realized in the foreseeable future. The change in valuation allowance was $ 1,108,555.

            e.    Net operating losses carryforwards:

                  The US subsidiaries have accumulated losses for tax purposes as of December 31, 2006, in the amount of $ 8,390,654 which may be carried forward and offset against taxable income, and which expires during the years 2022 through 2025.

                  Utilization of U.S. net operating losses may be subject to substantial annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

                  Zone4Play (Israel) Ltd., has accumulated losses for tax purposes as of December 31, 2006, in the amount of approximately $ 231,666 which may be carried forward and offset against taxable income in the future, for an indefinite period.

                  MIX TV Ltd an Israeli subsidiary of the Company has accumulated losses for tax purposes as of December 31, 2006, in the amount of approximately $ 682,789 which may be carried forward and offset against taxable income in the future, for an indefinite period.

                  Gaming, an Isle of Man subsidiary of the Company has accumulated losses for tax purposes as of December 31, 2006, in the amount of approximately $ 233,355 which may be carried forward and offset against taxable income in the future, for an indefinite period.

                  Get21 an Isle of Man subsidiary of the Company has accumulated losses for tax purposes as of December 31, 2006, in the amount of approximately $ 864,616 which may be carried forward and offset against taxable income in the future, for an indefinite period.

            f. The main reconciling items between the statutory tax rate of the Company and the effective tax rate are the non-recognition of the benefits from accumulated net operating losses carry forward among the various subsidiaries worldwide due to the uncertainty of the realization of such tax benefits.

            g.    Tax rates:

                  Taxable income of Israeli subsidiaries is subject to tax at the rate of 31% in 2006, 29% in 2007, 27% in 2008, 26% in 2009 and 25% in 2010 and thereafter.

                                          ZONE 4 PLAY, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS, EXCEPT SHARE DATA

NOTE 11: -  INCOME TAXES (CONT.)

            h.    Income taxes on non-Israeli subsidiaries:

                  Non-Israeli subsidiaries are taxed according to the tax laws in their respective country of residence.

                  Israeli income taxes and foreign withholding taxes were not provided for on undistributed earnings of the Company's foreign subsidiaries. The Company intends to reinvest these earnings indefinitely in its foreign subsidiaries. If these earnings were distributed to Israel in the form of dividends or otherwise, the Company would be subject to additional Israeli income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes.

NOTE 12: -  FINANCIAL EXPENSES

                                                                    YEAR ENDED DECEMBER 31,
                                                               ---------------------------------
                                                                  2006        2005        2004
                                                               ---------   ---------   ---------
                  Financial (Income) expenses:
                    Interest, bank charges and fees, net       $ (67,836)  $ (14,238)  $  18,067
                    Foreign currency translation differences      58,655      14,332      22,829
                                                               ---------   ---------   ---------

                                                               $  (9,181)  $      94   $  40,896
                                                               =========   =========   =========

                                    ---------