Form 10QSB
period 2007-03-31
ZONE 4 PLAY INC
filed 2007-05-21
CIK 1175442

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2007

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

                               Yes [_]     No [X]

The number of shares outstanding of the registrant's Common Stock, $0.001 par value, was 32,319,031 as of May 1, 2007.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                                ZONE 4 PLAY, INC.
                              AND ITS SUBSIDIARIES

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                              AS OF MARCH 31, 2007

                                 IN U.S. DOLLARS

                                    UNAUDITED

                                      INDEX




                                                                     PAGE

CONSOLIDATED BALANCE SHEETS                                         2 - 3

CONSOLIDATED STATEMENTS OF OPERATIONS                                 4

CONSOLIDATED STATEMENTS OF CASH FLOWS                                 5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                          6 - 10

                                          ZONE 4 PLAY, INC. AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
U.S. DOLLARS

                                                                         MARCH 31,     DECEMBER 31
                                                                        ----------     ----------
                                                                           2007           2006
                                                                        ----------     ----------
                                                                        UNAUDITED        AUDITED
                                                                        ----------     ----------
    ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                             $1,845,526     $3,019,282
  Trade receivables                                                        876,455      1,005,161
  Other accounts receivable, prepaid expenses , and related parties        267,927        164,648
                                                                        ----------     ----------

TOTAL current assets                                                     2,989,908      4,189,091
                                                                        ----------     ----------

SEVERANCE PAY FUND                                                         117,422        104,729
                                                                        ----------     ----------

PROPERTY AND EQUIPMENT, NET                                                619,887        699,040
                                                                        ----------     ----------

ACQUIRED TECHNOLOGY, NET                                                   357,308        440,641
                                                                        ----------     ----------

Total assets                                                            $4,084,525     $5,433,501
                                                                        ==========     ==========

The accompanying notes are an integral part of the consolidated financial statements.

                                          ZONE 4 PLAY, INC. AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
U.S. DOLLARS

                                                                         MARCH 31,        DECEMBER 31
                                                                       ------------      ------------
                                                                           2007              2006
                                                                       ------------      ------------
                                                                        UNAUDITED          AUDITED
                                                                       ------------      ------------
    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-term bank credit                                               $     56,699      $     16,750
  Trade payables                                                            331,057           436,342
  Employees and payroll accruals                                            448,968           427,106
  Accrued expenses and other liabilities                                    554,867           552,113
                                                                       ------------      ------------

TOTAL current liabilities                                                 1,391,591         1,432,311
                                                                       ------------      ------------

  Minority Interest                                                          82,003           138,374
  Call option                                                               114,850           114,850
  Accrued Severance pay                                                     287,251           281,834
                                                                       ------------      ------------

TOTAL Long term liabilities                                                 484,104           535,058
                                                                       ------------      ------------

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY :
  Common stock of $ 0.001 par value:
  Authorized: 75,000,000 shares at March 31, 2007 and December 31,
    2006; Issued and outstanding: 32,319,031 shares
    at March 31, 2007 and December 31,2006, respectively                     32,318            32,318
  Additional paid-in capital                                             16,951,154        16,800,396
  Accumulated other comprehensive loss                                      (18,439)          (18,588)
  Deficit accumulated during the development stage                      (14,756,203)      (13,347,994)
                                                                       ------------      ------------

TOTAL stockholders' equity                                                2,208,830         3,466,132
                                                                       ------------      ------------

TOTAL liabilities and stockholders' equity                             $  4,084,525      $  5,433,501
                                                                       ============      ============

The accompanying notes are an integral part of the consolidated financial statements.

                                          ZONE 4 PLAY, INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
U.S. DOLLARS (EXCEPT SHARE DATA)

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                      ---------------------------
                                                          2007           2006
                                                      -----------     -----------
                                                               UNAUDITED
                                                      ---------------------------
Revenues from software applications                   $   290,833     $   184,361
                                                      -----------     -----------

Cost of revenues                                          133,166          97,616
                                                      -----------     -----------

Gross profit                                              157,667          86,745
                                                      -----------     -----------

Operating expenses:
  Research and development                                739,037         673,454
  Selling and marketing                                   627,872         169,795
  General and administrative                              274,521         250,022
                                                      -----------     -----------

Total operating expenses                                1,641,430       1,093,271
                                                      -----------     -----------

Operating loss                                          1,483,763       1,006,526

Financial expenses, net                                     4,827           2,669
                                                      -----------     -----------

Other income                                               24,010               -

Minority interests in losses of subsidiaries               56,371               -
                                                      -----------     -----------

Net loss                                              $ 1,408,209     $ 1,003,857
                                                      ===========     ===========

Basic and diluted net loss per share                  $     0.044     $     0.041
                                                      ===========     ===========

Weighted average number of shares of Common stock
  used in computing basic and diluted net loss
   per share                                           32,319,031      24,543,867
                                                      ===========     ===========

The accompanying notes are an integral part of the consolidated financial statements.

                                          ZONE 4 PLAY, INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
U.S. DOLLARS

                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                 ----------------------------
                                                                    2007             2006
                                                                 -----------      -----------
                                                                          UNAUDITED
                                                                 ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                       $(1,408,209)     $(1,003,857)
  Adjustments required to reconcile net loss to net
      cash used in operating activities:
    Depreciation and amortization                                    173,421          162,404
    Increase in trade and other accounts receivable
      prepaid expenses, and related parties                           25,197           48,110
    Stock-based compensation                                         150,758          179,643
    Decrease in trade payables                                      (105,285)         (94,410)
    Increase (decrease) in employees and payroll accruals             21,862           (5,738)
    Decrease in accrued expenses and other liabilities                 2,754          (26,684)
    Accrued severance pay, net                                        (7,276)           4,246
    Minority interests in losses of subsidiaries                     (56,371)
    Compensation related to issuance of common
      stock to a service provider                                          -           18,000
                                                                 -----------      -----------

Net cash used in operating activities                             (1,203,149)        (718,286)
                                                                 -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                 (10,935)          (5,019)
                                                                 -----------      -----------

Net cash used in investing activities                                (10,935)          (5,019)
                                                                 -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of shares and warrants, net                                     -        6,462,001
  Short-term bank credit, net                                         39,949           (7,703)
                                                                 -----------      -----------

Net cash provided by financing activities                             39,949        6,454,298
                                                                 -----------      -----------

Effect of exchange rate changes on cash and cash equivalents             379               84
                                                                 -----------      -----------

Increase (decrease) in cash and cash equivalents                  (1,173,756)       5,731,077
Cash and cash equivalents at the beginning of the period           3,019,282          604,035
                                                                 -----------      -----------

Cash and cash equivalents at the end of the period               $ 1,845,526      $ 6,335,112
                                                                 ===========      ===========

NON-CASH TRANSACTION
  Purchase of property and equipment                             $         -      $    80,081
                                                                 ===========      ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
  Cash paid during the period for:
  Interest                                                       $       463      $       680
                                                                 ===========      ===========

The accompanying notes are an integral part of the consolidated financial statements.

                                          ZONE 4 PLAY, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS

NOTE 1: GENERAL

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

          The Company conducts its operations and business with and through its subsidiaries, (1) Zone4Play (Delaware), (2) Zone4Play Limited, an Israeli corporation incorporated in July 2001, which is engaged in research and development and marketing of the applications, (3) Zone4Play (UK) Limited, a United Kingdom corporation, incorporated in November 2002, which is engaged in marketing of the applications, (4) MixTV Ltd., an Israeli corporation which develops and markets participation TV games applications., and (5) Gaming Ventures Plc ("Gaming") , a company incorporated in the Isle of Man .

          The Company's shares of common stock are currently traded on the OTC Bulletin Board under the trading symbol "ZFPI.OB."

     b. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered losses from operations and negative cash flows from operations since inception. For the three months ended March 31, 2007 the Company incurred a loss from operations of $1,408,209, negative cash flows from operations of $1,203,149 and has accumulated deficit of $14,756,203 as of March 31, 2007.

          Despite its negative cash flows, the Company has been able to secure financing in order to support its operation to date, based on shares issuances. Management believes that, despite the financial hurdles and funding uncertainties going forward, it has under development a business plan that, if successfully funded and executed as part of a financial restructuring can significantly improve operating results. The consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

     c. According to the agreement between the Company and Zone4Play (Delaware), the Company issued 10,426,190 shares of common stock to the former holders of equity interest in Zone4Play (Delaware). The acquisition has been accounted for as a reverse acquisition, whereby the Company was treated as the acquiree and Zone4Play (Delaware) as the acquirer, primarily because Zone4Play (Delaware) shareholders owned a majority, approximately 58% of the Company's common stock, upon completion of the acquisition. Immediately prior to the consummation of the transaction, the Company had no material assets and liabilities, hence the reverse acquisition is treated as a capital stock transaction in which Zone4Play (Delaware) is deemed to have issued the common stock held by the Company shareholders for the net assets of the Company. The historical financial statements of Zone4Play (Delaware) became the historical financial statements of the Company.

                                          ZONE 4 PLAY, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS

NOTE 1:- GENERAL (CONT.)

     d. The Company and its subsidiaries are devoting substantially all of its efforts toward conducting research, development and marketing of its software. The Company's and its subsidiaries' activities also include raising capital and recruiting personnel. In the course of such activities, the Company and its subsidiaries have sustained operating losses and expect such losses to continue in the foreseeable future. The Company and its subsidiaries have not generated sufficient revenues and have not achieved profitable operations or positive cash flow from operations. The Company's accumulated deficit aggregated to $ 14,756,203 as of March 31, 2007. There is no assurance that profitable operations, if ever achieved, could be sustained on a continuing basis.

          The Company plans to continue to finance its operations with a combination of stock issuance and private placements and revenues from product sales.

     e.   Concentration of risk that may have a significant impact on the
          Company:

          The Company derived 94% of its revenues from four major customers (see
          Note 4b).

NOTE 2: BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments including non-recurring adjustments attributable to reorganization and severance and impairment considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006.

     The interim condensed consolidated financial statements incorporate the financial statements of the Company and all of its subsidiaries. All significant intercompany balances and transactions have been eliminated on consolidation.

     The significant accounting policies applied in the annual consolidated financial statements of the Company as of December 31, 2006 contained in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission ("SEC") on March 30, 2007, have been applied consistently in these unaudited interim condensed consolidated financial statements.

NOTE 3: SIGNIFICANT ACCOUNTING POLICIES

     a. The significant accounting policies applied in the annual consolidated financial statements of the Company as of December 31, 2006 are applied consistently in these consolidated financial statements.

     b. These financial statements should be read in conjunction with the audited annual financial statements of the Company as of December 31, 2006 and their accompanying notes.

                                          ZONE 4 PLAY, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS

NOTE 3: SIGNIFICANT ACCOUNTING POLICIES (CONT.)

     c.   Accounting for stock-based compensation

          Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 (revised
          2004) ("SFAS 123(R)"), "Share-Based Payment," and Staff Accounting Bulletin No. 107 ("SAB 107"), which was issued in March 2005 by the SEC. SFAS 123(R) addresses the accounting for share-based payment transactions in which the Company obtains employee services in exchange for equity instruments of the Company. This statement requires that employee equity awards be accounted for using the grant-date fair value method. SAB 107 provides supplemental implementation guidance on SFAS 123(R), including guidance on valuation methods, classification of compensation expense, income statement effects, disclosures and other issues.

          The following table shows the total stock-based compensation charge included in the Consolidated Statement of Operations:

                                                   THREE MONTHS ENDED
                                                        MARCH 31,
                                                  ---------------------
                                                    2007         2006
                                                  --------     --------
                                                 (UNAUDITED)  (UNAUDITED)
                                                  --------     --------

          Research and development expenses         57,777       79,887
          Sales and marketing expenses              11,529       27,122
          General and administrative expenses       81,452       72,634
                                                  --------     --------
          Total                                   $150,758     $179,643
                                                  ========     ========

          The fair value for these options was estimated at the grant date using a Black-Scholes option pricing model as allowed Under SFAS 123(R).

          A summary of the Company's share option activity to employees and directors, and related information is as follows:

                                                              THREE MONTHS ENDED MARCH 31,
                                                    -----------------------------------------------
                                                            2007                      2006
                                                    --------------------       --------------------
                                                         UNAUDITED                  UNAUDITED
                                                    --------------------       --------------------
                                                                   WEIGHTED                  WEIGHTED
                                                                   AVERAGE                   AVERAGE
                                                      NUMBER       EXERCISE      NUMBER      EXERCISE
                                                    OF OPTIONS      PRICE      OF OPTIONS      PRICE
                                                    ---------       ----       ---------       ----
                                                                      $                          $
                                                                    ----                       ----
Outstanding at the beginning of the year            7,653,046       1.01       2,194,522       0.68

Granted                                                     -          -         192,261       1.00
Forfeited                                                   -          -          40,000       0.70
                                                    ---------                  ---------

Outstanding at the end of the quarter               7,653,046       1.01       2,346,783       0.71
                                                    =========       ====       =========       ====

Options exercisable at the end of the quarter       4,009,491       0.95       1,136,521       0.63
                                                    =========       ====       =========       ====

                                          ZONE 4 PLAY, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS

NOTE 3: SIGNIFICANT ACCOUNTING POLICIES (CONT.)

          The Company applies Emerging Issues Task Force 96-18, "Accounting for Equity Instruments that Are Issued to Other than Employees for Acquiring or in Conjunction with Selling, Goods or Services" ("EITF 96-18") with respect to options and warrants issued to non-employees.

NOTE 4: SEGMENTS, CUSTOMERS AND GEOGRAPHIC INFORMATION

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

     a. The following is a summary of operations within geographic areas, based on the location of the customers:

                                   THREE MONTHS ENDED
                                        MARCH 31,
                                  ---------------------
                                    2007         2006
                                  --------     --------
                                     TOTAL REVENUES
                                  ---------------------

          England                 $ 88,891     $ 38,734
          Australia                 87,500       87,500
          Antigua and Barbuda       74,863            -
          United States             39,150       56,709
          Others                       429        1,418
                                  --------     --------

                                  $290,833     $184,361
                                  ========     ========

     b.   Major customer data as a percentage of total revenues:

                            THREE MONTHS ENDED
                                 MARCH 31,
                            ------------------
                             2007        2006
                            -------    -------

          Customer A             30%        47%
                            =======    =======
          Customer B             28%        14%
                            =======    =======
          Customer C             26%         -
                            =======    =======
          Customer D             10%        21%
                            =======    =======

                                          ZONE 4 PLAY, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS

NOTE 5: RECENTLY ISSUED ACCOUNTING STANDARDS

     In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). This standard establishes a framework for measuring fair value and expands related disclosure requirements; however, it does not require any new fair value measurement. As applicable to the Company, this statement will be effective as of the year beginning January 1, 2008. The Company is currently evaluating the impact that the adoption of SFAS. 157 would have on its consolidated financial statements.

     In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." ("SFAS 159") This standard permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. As applicable to the Company, this statement will be effective as of the year beginning January 1, 2008. The Company is currently evaluating the impact that the adoption of SFAS 159 would have on its consolidated financial statements.

NOTE 6: SUBSEQUENT EVENTS

     On May 8, 2007, the board of directors removed the Chief Executive Officer and President from his positions. The Chief Financial Officer has been appointed as acting Chief Executive Officer and President of the Company in addition to his current position as Chief Financial Officer. On the same day the CEO has filed a lawsuit against the Company and its directors in labor court, to prevent his dismissal.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD LOOKING STATEMENTS

This quarterly report on Form 10-QSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Federal securities laws, and is subject to the safe-harbor created by such Act and laws. Forward-looking statements may include our statements regarding our goals, beliefs, strategies, objectives, plans, including product and service developments, future financial conditions, results or projections or current expectations. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms, or other comparable terminology. These statements are subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those contemplated by the forward-looking statements. The business and operations of Zone 4 Play, Inc. are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this report. We undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect our business is described under the heading "Risk Related to Our Business" in Part I, Item 1, "Description of Business" of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006. Readers are also urged to carefully review and consider the various disclosures we have made in this report.

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

We devote substantially all of our efforts toward conducting research, development and marketing of our software. In the course of these activities, we have sustained operating losses and expect such losses to continue in the foreseeable future. To date, we have not generated sufficient revenues to achieve profitable operations or positive cash flow from operations. As of March 31, 2007, we had an accumulated deficit of $14,756,203. There is no assurance that profitable operations, if ever achieved, will be sustained on a continuing basis. During the three months ended March 31, 2007, we derived approximately 94% of our revenues from four major customers.

Our shares of common stock are currently traded on the OTC Bulletin Board under the trading symbol "ZFPI.OB".

GOING CONCERN

We have generated revenues since inception but they were not an adequate source of cash to fund future operations. Historically we have relied on private placement issuances of equity.

It is likely that we will need to raise additional working capital to fund our ongoing operations and growth. The amount of our future capital requirements depends primarily on the rate at which we increase our revenues and correspondingly decrease our use of cash to fund operations. Cash used for operations will be affected by numerous known and unknown risks and uncertainties including, but not limited to, our ability to successfully market our products and services and the degree to which competitive products and services are introduced to the market. As long as our cash flow from operations remains insufficient to completely fund operations, we will continue depleting our financial resources and seeking additional capital through equity and/or debt financing. If we raise additional capital through the issuance of debt, this will result in increased interest expense. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our company held by existing stockholders will be reduced and those stockholders may experience significant dilution. In addition, new securities may contain rights, preferences or privileges that are senior to those of our common stock.

There can be no assurance that acceptable financing to fund our ongoing operations can be obtained on suitable terms, if at all. If we are unable to obtain the financing necessary to support our operations, we may be unable to continue as a going concern. In that event, we may be forced to cease operations and our stockholders could lose their entire investment in our company.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THREE MONTHS ENDED MARCH 31, 2006

REVENUES AND COST OF REVENUES

Total revenues for the three months ended March 31, 2007 increased by 58% to $290,833 from $184,361 for the three months ended March 31, 2006. The increase in revenues is mainly due to a new contract with Golden Palace Ltd for the license of our multiplayer tournaments blackjack, and for marketing services of our website www.get21.com,. We also increased our revenues from existing customers such as Two Way Media Limited and Winner.com (UK) Ltd, through increased penetration of our products.

Cost of revenues for the three months ended March 31, 2007 increased by 36% to $133,166 from $97,616 for the three months ended March 31, 2006. The increase in the cost of revenues is primarily attributable to costs related to the marketing services provided by Get21.

RESEARCH AND DEVELOPMENT

Research and development expenses for the three months ended March 31, 2007 increased by 10% to $739,037 from $673,454 for the three months ended March 31, 2006. The increase is primarily attributable to our continuing efforts in the United Kingdom, which involve adapting our software to new systems and platforms (ITV, mobile, internet, and participation TV by our subsidiary, MixTV Ltd.), development of our multi player black jack tournaments application, recruitment of employees, increased general and administrative expenses allocated to the research and development department due to its growth, and due to decrease of the $US dollar exchange rate to the New Israeli Shekel ("NIS"), which increased the dollars amount of our NIS expenses.

SALES AND MARKETING

Sales and marketing expenses for the three months ended March 31, 2007 decreased by 270% to $627,872 from $169,795 for the three months ended March 31, 2006. The increase in sales and marketing expenses is primarily attributable to our marketing efforts through our get21.com site through Get21. We do not expect this trend to continue.

GENERAL AND ADMINISTRATIVE

General and administrative expenses for the three months ended March 31, 2007 increased by 10% to $274,521 from $250,022 for the three months ended March 31, 2006. The increase in general and administrative expenses is primarily attributable to amortization of stock-based compensation related to the general and administrative department and directors and to our legal expenses.

NET LOSS

Net loss for the three months ended March 31, 2007 was $1,408,209 as compared to net loss of $1,003,857 for the three months ended March 31, 2006. Net loss per share for the three months ended March 31, 2007 was $0.045 as compared to $0.041 for the three months ended March 31, 2006. The net loss increased for the three months ended March 31, 2006 mainly due to the increase in the operating expenses and especially due to our marketing efforts through our get21.com site through Get21 offset by the share of Golden Palace as the minority shareholder in the loss of our indirect subsidiary RNG Gaming. Our weighted average number of shares of common stock used in computing basic and diluted net loss per share for the three months ended March 31, 2007 was 32,319,031 compared with 24,543,867 for the three months ended March 31, 2006. The increase was due to the issuance of additional shares in two private placements in March 2006.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2007, total current assets were $2,989,908 and total current liabilities were $1,391,591. On March 31, 2007, we had a working capital surplus of $1,598,317 and an accumulated deficit of $14,785,848. We finance our operations and plan to continue doing so with a combination of stock issuances and revenues from product sales. We had working capital of $1,598,317 on March 31, 2007 compared with a working capital of $2,756,780 on December 31, 2006. Cash and cash equivalents on March 31, 2007 were $1,845,526, a decrease of $1,173,756 from the $3,019,282 reported on December 31, 2006. The decrease in cash is primarily attributable to the net loss in the three months ended March 31, 2007.

Operating activities used cash of $1,203,149 in the three months ended March 31, 2007. Cash used by operating activities in the three months ended March 31, 2007 results primarily from a net loss of $1,408,209, a $25,197 increase in accounts receivable, offset by a $150,758 of stock based compensation, $173,421 of depreciation, of which $83,333 is related to amortization of acquired technology, and the rest of which is related to computers and other equipment offset by decrease of $105,285 in accounts payable and $56,371 of increase in minority interests in losses of subsidiaries due to the share of Golden Palace as the minority shareholder in the loss of our indirect subsidiary RNG Gaming.

Investing activities used cash of $10,935 in the three months ended March 31, 2007. Cash used by investing activities in the three months ended March 31, 2007 results from the purchase of computer and software equipment.

Financing activities used cash amount of $39,949 during the three months ended March 31, 2007. Cash used by financing activities for the three month period ended March 31, 2007 results primarily from short term bank credit.

RECENTLY ISSUED ACCOUNTING POLICIES

In September 2006, the Financial Accounting Standards Board ( "FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 157, "Fair Value Measurements" ("SFAS 157"). This standard establishes a framework for measuring fair value and expands related disclosure requirements; however, it does not require any new fair value measurement. As applicable to us, this statement will be effective as of the year beginning January 1, 2008. We are currently evaluating the impact that the adoption of SFAS 157 would have on our consolidated financial statements.

In February 2007, the FASB issued SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). This standard permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. As applicable to us, this statement will be effective as of the year beginning January 1, 2008. We are currently evaluating the impact that the adoption of SFAS 159 would have on our consolidated financial statements.

OUTLOOK

We believe that our future success will depend upon our ability to enhance our existing products and solutions and introduce new commercially viable products and solutions addressing the demands of the evolving markets. As part of the product development process, we work closely with current and potential customers, distribution channels and leaders in our industry to identify market needs and define appropriate product specifications. Our current anticipated levels of revenue and cash flow are subject to many uncertainties and cannot be assured. In order to have sufficient cash to meet our anticipated requirements for the next twelve months, we may be dependent upon our ability to obtain additional financing. The inability to generate sufficient cash from operations or to obtain the required additional funds could require us to curtail operations. We will attempt to reduce our operating expenses from $450,000 a month to below $250,000 per month and have already downsized our workforce. There can be no assurance that acceptable financing to fund our ongoing operations can be obtained on suitable terms, if at all. If we are unable to obtain the financing necessary to support our operations, we may be unable to continue as a going concern. In that event, we may be forced to cease operations and our stockholders could lose their entire investment in our company.

ITEM 3. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES - We maintain a system of disclosure controls and procedures that are designed for the purposes of ensuring that information required to be disclosed in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our acting Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate to allow timely decisions regarding required disclosures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our acting CEO and CFO, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. Based on that evaluation, our acting CEO and CFO concluded that our disclosure controls and procedures are effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING - There has been no change in our internal control over financial reporting during the first quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION.

On April 30, 2007, our subsidiary Zone 4 Play, Inc., a Delaware corporation (the "Company"), and Two Way TV Australia Limited ("TWTVA") entered into an agreement (the "Revised Agreement"), amending the terms of the exclusive distribution agreement signed between them on August 17, 2005 (the "Agreement"). According to the Revised Agreement the Company has granted an exclusive license from June 1, 2005 until June 30, 2008 and non exclusive license from July 1, 2008 until May 31, 2010 to market and distribute the Company's play for fun and play for real products in Australia. In consideration for these licenses and rights, the Company is entitled to receive a total fixed annual license fees of $350,000 payable on a quarterly basis until June 30, 2008 and not until May 31, 2010 as agreed in the Agreement.

On May 15, 2007, Haim Tabak was removed from his position as Chief Operating Officer.

ITEM 6. EXHIBITS.

10.1 Agreement dated April 30, 2007 between Zone 4 Play, Inc. and Two Way
     Limited.

31.1 Section 302 Certification of acting Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Section 302 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of acting Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             ZONE 4 PLAY, INC.


Dated: May 21, 2007                          By: /s/ Uri Levy
                                             ----------------
                                             Uri Levy
                                             Acting Chief Executive Officer and
                                             Chief Financial Officer