Form 10QSB
period 2007-06-30
ZONE 4 PLAY INC
filed 2007-08-14
CIK 1175442

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2007

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

                               Yes [_]     No [X]

The number of shares outstanding of the registrant's Common Stock, $0.001 par value, was 32,319,031 as of August 1, 2007.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                                ZONE 4 PLAY, INC.
                              AND ITS SUBSIDIARIES

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                               AS OF JUNE 30, 2007

                                 IN U.S. DOLLARS

                                    UNAUDITED

                                      INDEX

                                                                          PAGE
                                                                         -------

CONSOLIDATED BALANCE SHEETS                                               2 - 3

CONSOLIDATED STATEMENTS OF OPERATIONS                                       4

CONSOLIDATED STATEMENTS OF CASH FLOWS                                       5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                6 - 9

                                          ZONE 4 PLAY, INC. AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
U.S. DOLLARS

                                                                            JUNE 30,         DECEMBER 31
                                                                           ----------        ----------
                                                                              2007              2006
                                                                           ----------        ----------
                                                                           UNAUDITED           AUDITED
                                                                           ----------        ----------
    ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                $1,070,656        $3,019,282
  Trade receivables                                                           525,793         1,005,161
  Other accounts receivable, prepaid expenses , and related parties           200,524           164,648
                                                                           ----------        ----------

TOTAL current assets                                                        1,796,973         4,189,091
                                                                           ----------        ----------

SEVERANCE PAY FUND                                                            130,053           104,729
                                                                           ----------        ----------

PROPERTY AND EQUIPMENT, NET                                                   510,396           699,040
                                                                           ----------        ----------

ACQUIRED TECHNOLOGY, NET                                                      273,975           440,641
                                                                           ----------        ----------

Total assets                                                               $2,711,397        $5,433,501
                                                                           ==========        ==========

The accompanying notes are an integral part of the consolidated financial statements.

                                          ZONE 4 PLAY, INC. AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
U.S. DOLLARS

                                                                          JUNE 30,           DECEMBER 31
                                                                        ------------         ------------
                                                                            2007                 2006
                                                                        ------------         ------------
                                                                         UNAUDITED             AUDITED
                                                                        ------------         ------------
    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-term bank credit                                                $          -         $     16,750
  Trade payables                                                             158,637              436,342
  Employees and payroll accruals                                             286,049              427,106
  Accrued expenses and other liabilities                                     288,290              552,113
                                                                        ------------         ------------

TOTAL current liabilities                                                    732,976            1,432,311
                                                                        ------------         ------------

  Call option                                                                114,850              114,850
  Accrued Severance pay                                                      270,398              281,834
                                                                        ------------         ------------

TOTAL Long term liabilities                                                  385,248              396,684
                                                                        ------------         ------------

MINORITY INTEREST                                                             36,190              138,374

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY :
  Common stock of $ 0.001 par value:
  Authorized: 75,000,000 shares at June 30, 2007 and
    December 31, 2006; Issued and outstanding: 32,319,031 shares
    at June 30, 2007 and December 31,2006, respectively                       32,318               32,318
  Additional paid-in capital                                              17,036,380           16,800,396
  Accumulated other comprehensive loss                                       (19,738)             (18,588)
  Accumulated deficit                                                    (15,491,977)         (13,347,994)
                                                                        ------------         ------------

TOTAL stockholders' equity                                                 1,556,983            3,466,132
                                                                        ------------         ------------

TOTAL liabilities and stockholders' equity                              $  2,711,397         $  5,433,501
                                                                        ============         ============

The accompanying notes are an integral part of the consolidated financial statements.

                                          ZONE 4 PLAY, INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
U.S. DOLLARS (EXCEPT SHARE DATA)

                                                                    SIX MONTHS ENDED                THREE MONTHS ENDED
                                                                         JUNE 30,                         JUNE 30,
                                                              ----------------------------      ----------------------------
                                                                 2007             2006             2007              2006
                                                              -----------      -----------      -----------      -----------
                                                                                        UNAUDITED
                                                              --------------------------------------------------------------
Revenues from software applications                           $   541,965      $   389,959      $   251,132      $   205,598
                                                              -----------      -----------      -----------      -----------

Cost of revenues                                                  253,875          197,639          120,709          100,023
                                                              -----------      -----------      -----------      -----------

Gross profit                                                      288,090          192,320          130,423          105,575
                                                              -----------      -----------      -----------      -----------

Operating expenses:
  Research and development                                      1,277,248        1,534,437          538,212          860,983
  Selling and marketing                                           645,390        1,370,394           17,518        1,200,599
  General and administrative                                      627,266        1,013,451          352,745          763,429
                                                              -----------      -----------      -----------      -----------

TOTAL operating expenses                                        2,549,904        3,918,282          908,475        2,825,011
                                                              -----------      -----------      -----------      -----------

Operating loss                                                 (2,261,814)      (3,725,962)        (778,052)      (2,719,436)
Financial income (expenses), net                                  (22,395)           6,188          (17,567)           3,519
Other income                                                       38,042                -           14,032                -
Minority interests in losses of subsidiaries                      102,184                -           45,813                -
Taxes on income                                                         -                -                -                -
                                                              -----------      -----------      -----------      -----------

Net loss                                                      $(2,143,983)     $(3,719,774)     $  (735,774)     $(2,715,917)
                                                              ===========      ===========      ===========      ===========

Basic and diluted net loss per share                          $     (0.07)     $     (0.13)     $     (0.02)     $     (0.08)
                                                              ===========      ===========      ===========      ===========

Weighted average number of shares of Common stock used in
   computing basic and diluted net loss per share              32,319,031       28,449,574       32,319,031       32,312,448
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

                                          ZONE 4 PLAY, INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
U.S. DOLLARS

                                                                          SIX MONTHS ENDED              THREE MONTHS ENDED
                                                                               JUNE 30,                       JUNE 30,
                                                                     ---------------------------     ---------------------------
                                                                        2007            2006             2007            2006
                                                                     -----------     -----------     -----------     -----------
                                                                                              UNAUDITED
                                                                     ------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                           $(2,143,983)    $(3,719,774)    $  (735,774)    $(2,715,917)
  Adjustments required to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                        350,510         314,785         177,089         152,381
    Loss on sale of property and equipment                                15,735               -          15,735               -
    Decrease (Increase) in trade and other accounts receivable
       prepaid expenses, and related parties                             443,722          12,128         418,525         (35,858)
    Stock-based compensation                                             242,851       1,540,689          92,093       1,361,046
    (Decrease) in trade payables                                        (277,705)       (233,733)       (172,420)       (139,323)
    Increase (decrease) in employees and payroll accruals               (141,057)         44,179        (162,919)         49,917
    Increase (decrease) in accrued expenses and other liabilities       (263,823)         44,699        (266,577)         (8,698)
    Accrued severance pay, net                                           (36,760)         57,930         (29,484)         53,684
    Minority interests in losses of subsidiaries                        (102,184)                        (45,813)
    Compensation related to issuance of Common stock to a service
       provider                                                                -          18,000               -               -
                                                                     -----------     -----------     -----------     -----------

Net cash used in operating activities                                 (1,912,694)     (1,921,097)       (709,545)     (1,282,768)
                                                                     -----------     -----------     -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                     (10,935)       (111,591)              -         (26,491)
                                                                     -----------     -----------     -----------     -----------

Net cash used in investing activities                                    (10,935)       (111,591)              -         (26,491)
                                                                     -----------     -----------     -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of shares and warrants, net                                    (6,867)      6,398,256          (6,867)        (63,745)
  Exercise of employees stock options                                                      6,187                           6,187
  Short-term bank credit, net                                            (16,750)         (7,109)        (56,699)            594
                                                                     -----------     -----------     -----------     -----------

Net cash provided by (used in) financing activities                      (23,617)      6,397,334         (63,566)        (56,964)
                                                                     -----------     -----------     -----------     -----------

Effect of exchange rate changes on cash and cash equivalents              (1,380)            377          (1,759)            169
                                                                     -----------     -----------     -----------     -----------

Increase (decrease) in cash and cash equivalents                      (1,948,626)      4,365,023        (774,870)     (1,366,054)
Cash and cash equivalents at the beginning of the period               3,019,282         604,035       1,845,526       6,335,112
                                                                     -----------     -----------     -----------     -----------

Cash and cash equivalents at the end of the period                   $ 1,070,656     $ 4,969,058     $ 1,070,656     $ 4,969,058
                                                                     ===========     ===========     ===========     ===========

NON-CASH TRANSACTION
Purchase of property and equipment                                   $         -     $    82,265     $         -     $     2,184
                                                                     ===========     ===========     ===========     ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid during the period for:
Interest                                                             $       807     $       631     $       344     $       180
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

          The Company conducts its operations and business with and through its subsidiaries, (1) Zone4Play (Delaware), (2) Zone4Play Limited, an Israeli corporation incorporated in July 2001, which is engaged in research and development and marketing of the applications, (3) Zone4Play (UK) Limited, a United Kingdom corporation, incorporated in November 2002, which is engaged in marketing of the applications, (4) MixTV Ltd., an Israeli corporation which develops and markets participation TV games applications., and (5) Gaming Ventures Plc ("Gaming") , a company incorporated in the Isle of Man.

          The Company's shares of common stock are currently traded on the OTC Bulletin Board under the trading symbol "ZFPI.OB."

     b. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered losses from operations and negative cash flows from operations since inception. For the six months ended June 30, 2007 the Company incurred a loss from operations of $2,261,814 negative cash flows from operations of $1,912,694 and has accumulated deficit of $15,491,977 as of June 30, 2007.

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

     c. According to an agreement between the Company and Zone4Play (Delaware), the Company issued 10,426,190 shares of common stock to the former holders of equity interest in Zone4Play (Delaware). The acquisition has been accounted for as a reverse acquisition, whereby the Company was treated as the acquiree and Zone4Play (Delaware) as the acquirer, primarily because Zone4Play (Delaware) shareholders owned a majority, approximately 58% of the Company's common stock, upon completion of the acquisition. Immediately prior to the consummation of the transaction, the Company had no material assets and liabilities, hence the reverse acquisition is treated as a capital stock transaction in which Zone4Play (Delaware) is deemed to have issued the common stock held by the Company shareholders for the net assets of the Company. The historical financial statements of Zone4Play (Delaware) became the historical financial statements of the Company.

     d.   Concentration of risk that may have a significant impact on the
          Company:

          The Company derived 92% of its revenues from four major customers (see
          Note 4b).

                                          ZONE 4 PLAY, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS

NOTE 2: BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments including non-recurring adjustments attributable to reorganization and severance and impairment considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006.

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

          The following table shows the total stock-based compensation charge included in the Consolidated Statement of Operations:

                                              SIX MONTHS ENDED              THREE MONTHS ENDED
                                                   JUNE 30,                       JUNE 30,
                                         --------------------------      --------------------------
                                            2007            2006            2007            2006
                                         ----------      ----------      ----------      ----------
                                         (UNAUDITED)    (UNAUDITED)     (UNAUDITED)     (UNAUDITED)
                                         ----------      ----------      ----------      ----------
Research and development expenses        $   77,559      $  185,436      $   19,782      $  105,549
Sales and marketing expenses                 18,769         977,521      $    7,240         950,399
General and administrative expenses         146,523         377,732          65,071         305,098
                                         ----------      ----------      ----------      ----------
Total                                    $  242,851      $1,540,689      $   92,093      $1,361,046
                                         ==========      ==========      ==========      ==========

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

                                          ZONE 4 PLAY, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS

NOTE 3: SIGNIFICANT ACCOUNTING POLICIES (CONT.)

          A summary of the Company's share option activity to employees and directors, and related information is as follows:

                                                                    SIX MONTHS ENDED JUNE 30,
                                                   ------------------------------------------------------------
                                                              2007                             2006
                                                   ---------------------------      ---------------------------
                                                            UNAUDITED                        UNAUDITED
                                                   ---------------------------      ---------------------------
                                                                     WEIGHTED                         WEIGHTED
                                                                     AVERAGE                          AVERAGE
                                                     NUMBER          EXERCISE         NUMBER          EXERCISE
                                                   OF OPTIONS         PRICE         OF OPTIONS          PRICE
                                                   ----------       ----------      ----------       ----------
                                                                         $                                $
                                                                    ----------                       ----------
Outstanding at the beginning of the year            7,653,046             1.01       2,194,522             0.68

Granted                                                     -                -       4,455,261             1.14
Forfeited                                          (1,585,414)            0.88        (163,750)            0.70
Exercised                                                   -                -         (11,250)            0.55
                                                   ----------       ----------      ----------       ----------

Outstanding at the end of the quarter               6,067,632             0.93       6,474,783             1.00
                                                   ==========       ==========      ==========       ==========

Options exercisable at the end of the quarter       3,669,076             0.94       1,314,438             0.65
                                                   ==========       ==========      ==========       ==========

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

     a. The following is a summary of operations within geographic areas, based on the location of the customers:

                               SIX MONTHS ENDED
                                    JUNE 30,
                         ------------------------------
                             2007              2006
                         ------------      ------------
                                TOTAL REVENUES
                         ------------------------------

England                  $    169,611      $     94,315
Australia                     175,000           175,000
Antigua and Barbuda           119,040                 -
United States                  77,783           118,562
Others                            531             2,082
                         ------------      ------------

                         $    541,965      $    389,959
                         ============      ============

                                          ZONE 4 PLAY, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS

NOTE 4: SEGMENTS, CUSTOMERS AND GEOGRAPHIC INFORMATION (CONT.)

     b.   Major customer data as a percentage of total revenues:

                           SIX MONTHS ENDED
                               JUNE 30,
                    -------------------------------
                       2007                 2006
                    ----------           ----------

Customer A                  32%                  45%
                    ==========           ==========
Customer B                  28%                  15%
                    ==========           ==========
Customer C                  22%                   -
                    ==========           ==========
Customer D                  10%                  19%
                    ==========           ==========

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

NOTE 6: SUBSEQUENT EVENTS

     a. Effective on July 15, 2007, the Company decided to cease the marketing services provided for gaming applications marketing activities through its subsidiary Get21 Limited ("Get21"), .

          Following is selected information of the Get21's financial statements:

                                              JUNE 30,
                                           ------------
                                               2007
                                           ------------

TOTAL current assets                             25,452
                                           ------------

TOTAL non current assets                         80,308
                                           ------------

TOTAL current liabilities                     1,600,831
                                           ------------

     b. On July 31 2007, the Company entered into an agreement with its former Chief Executive Officer ("CEO") and certain of his affiliates, which resolved all disputes between them ("Agreement"). The parties dismissed all litigation proceedings lodged against each other. As consideration for the CEO's undertakings under the Agreement, the Company has agreed to pay certain payments based on certain prices of the Company's shares and in addition granted to a company fully owned by the former CEO 500,000 fully vested options at an exercise price of $0.575, and extended the exercise period of previously granted options in 3 more years.

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

OUR BUSINESS

We are a software and technology developer and provider to companies that service the interactive gaming industry, delivering cross-platform systems that are built for mass participation gaming over mobile devices, TV and the internet. Our software provides and supports play-for-fun and play-for-real interactive games. We offer five core solutions to companies that offer play-for-real gaming, namely:

(i) Multiplayer blackjack tournaments (which we refer to as Blackjack Software):
24/7 availability of a variety of blackjack tournaments games based on a peer-to-peer technology allowing users to compete against each other and not against the "house".

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

We also provided marketing services related to our Blackjack Software business and other games thorough our subsidiary Get21 Limited, or Get21, which used Golden Palace Ltd., or Golden Palace, for the full operation of the service which includes payment, processing, customer support, fraud and collusion prevention and other services.

Effective July 15, 2007, we decided to cease the marketing services provided for gaming applications marketing activities due to cash flow difficulties.

We have recently re-prioritized our operations and currently plan to focus on two products: our jointly operated brand "the Winner Channel" and our Blackjack Software.

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

We devote substantially all of our efforts toward conducting research, development and marketing of our software. In the course of these activities, we have sustained operating losses and expect such losses to continue in the foreseeable future. To date, we have not generated sufficient revenues to achieve profitable operations or positive cash flow from operations. As of June 30, 2007, we had an accumulated deficit of $15,491,977. There is no assurance that profitable operations, if ever achieved, will be sustained on a continuing basis. During the six months ended June 30, 2007, we derived approximately 92% of our revenues from four major customers.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2007 COMPARED TO THREE MONTHS ENDED JUNE 30, 2006

REVENUES AND COST OF REVENUES

Total revenues for the three months ended June 30, 2007 increased by 22% to $251,132 from $205,598 for the three months ended June 30, 2006. The increase in revenues is mainly due to a new contract with Golden Palace for the license of our multiplayer tournaments blackjack, and for marketing services of our website www.get21.com, (which marketing services we have since ceased to provide) as well as an increase in our revenues from existing customers such as Two Way Media Limited and Winner.com (UK) Ltd, offset by a decrease from our revenues from existing customers such as Nds Ltd. and RCN Corporation.

Cost of revenues for the three months ended June 30, 2007 increased by 21% to $120,709 from $100,023 for the three months ended June 30, 2006. The increase in the cost of revenues is primarily attributable to costs related to the marketing services provided by Get21.

RESEARCH AND DEVELOPMENT

Research and development expenses for the three months ended June 30, 2007 decreased by 37% to $538,212 from $860,983 for the three months ended June 30, 2006. The decrease is primarily attributable to the lay off of employees mainly in the mobile gambling arena , decreased general and administrative expenses allocated to the research and development department , and decreased stock based compensation due to its headcount reduction.

SALES AND MARKETING

Sales and marketing expenses for the three months ended June 30, 2007 decreased by 99% to $17,518 from $1,200,599 for the three months ended June 30, 2006. The decrease in sales and marketing expenses is primarily attributable to a portion of the amortization of deferred compensation to stock options granted to our former Chief Executive Officer, or CEO, in the amount of $924,071 as a result of adopting Statement of Financial Accounting Standard, or SFAS, No. 123 (revised
2004) "Share-Based Payment" ("SFAS 123(R)") effective January 1, 2006, and due to cancellation of a liability to our former CEO, which was recorded in 2006 and was cancelled pursuant to the agreement signed between the Company and the former CEO on July 31, 2007.

GENERAL AND ADMINISTRATIVE

General and administrative expenses for the three months ended June 30, 2007 decreased by 54% to $352,745 from $763,429 for the three months ended June 30, 2006. The decrease in general and administrative expenses is primarily attributable to a portion of the amortization of deferred compensation to stock options granted to our former CEO in the amount of $231,017 as a result of adopting SFAS 123(R) effective January 1, 2006, additional expenses in relation to the 2005 possible admission of our shares to trade on the AIM, a market operated by the London Stock Exchange plc, to expenses related to evaluation of the spin off of our multi player black jack tournaments application .In addition, in the second quarter of 2007 we cancelled a liability to our former CEO, which was recorded in 2006, pursuant to the agreement signed between the Company and the former CEO on July 31, 2007.

NET LOSS

Net loss for the three months ended June 30, 2007 was $735,774 as compared to net loss of $2,715,917 for the three months ended June 30, 2006. Net loss per share for the three months ended June 30, 2007 was $0.03 as compared to $0.08 for the three months ended June 30, 2006. The net loss decreases for the three months ended June 30, 2007 were mainly due to amortization of deferred compensation to stock options granted to our former CEO in the amount of $1,155,088, due to a decrease in operating expenses mainly in the mobile gambling arena and to cancellation of a liability to our former CEO, which was recorded in 2006 and was cancelled pursuant to the agreement signed between the Company and the former CEO on July 31, 2007, offset by increasing legal expenses due to this settlement agreement. Our weighted average number of shares of common stock used in computing basic and diluted net loss per share for the three months ended June 30, 2007 was 32,319,031 compared with 32,312,448 for the three months ended June 30, 2006. The increase was due to the issuance of additional shares pursuant to exercise of options by employees.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO SIX MONTHS ENDED JUNE 30, 2006

REVENUES AND COST OF REVENUES

Total revenues for the six months ended June 30, 2007 increased by 39% to $541,965 from $389,959 for the six months ended June 30, 2006. The increase in revenues is mainly due to a new contract with Golden Palace for the license of our multiplayer tournaments blackjack, and for marketing services of our website www.get21.com (which marketing services we have since ceased to provide) as well as an increase in our revenues from existing customers such as Two Way Media Limited and Winner.com (UK) Ltd, offset by a decrease from our revenues from existing customers such as Nds Ltd and RCN Corporation.

Cost of revenues for the six months ended June 30, 2007 increased by 28% to $253,785 from $197,639 for the six months ended June 30, 2006. The increase in the cost of revenues is primarily attributable to costs related to the marketing services provided by Get21.

RESEARCH AND DEVELOPMENT

Research and development expenses for the six months ended June 30, 2007 decreased by 17% to $1,277,248 from $1,534,437 for the six months ended June 30, 2006. The decrease is primarily attributable to the lay off of employees mainly in the mobile gambling arena and decreased general and administrative expenses allocated to the research and development department and decreased stock based compensation due to its headcount reduction and to accounting charges related to the adoption of SFAS 123(R) effective January 1, 2006 that we had in the six months ended June 30, 2006.

SALES AND MARKETING

Sales and marketing expenses for the six months ended June 30, 2007 decreased by 53% to $645,390 from $1,370,394 for the six months ended June 30, 2006. The decrease in sales and marketing expenses is primarily attributable to a portion of the amortization of deferred compensation to stock options granted to our CEO in the amount of $924,071 as a result of adopting SFAS 123(R) effective January 1, 2006, to cancellation of a liability to our former CEO, which was recorded in 2006 and was cancelled pursuant to the agreement signed between the Company and the former CEO on July 31, 2007, and to accounting charges related to the adoption of SFAS 123(R) effective January 1, 2006 that we had in the six months ended June 30, 2006 offset by our marketing efforts through our get21.com website through Get21.

GENERAL AND ADMINISTRATIVE

General and administrative expenses for the six months ended June 30, 2007 decreased by 38% to $627,266 from $1,013,451 for the six months ended June 30, 2006. The decrease in general and administrative expenses is primarily attributable to a portion of the amortization of deferred compensation to stock options granted to our former CEO in the amount of $231,017 as a result of adopting SFAS 123(R) effective January 1, 2006, additional expenses in relation to the 2005 possible admission of our shares to trade on AIM, a market operated by the London Stock Exchange plc, and to expenses related to evaluation of the spin off of our multi player black jack tournaments application and due to accounting charges as a result of adopting SFAS 123(R) effective January 1, 2006 that we had in the six months ended June 30, 2006. In addition, in the second quarter of 2007, we cancelled a liability to our former CEO, which was recorded in 2006, pursuant to the agreement signed between the Company and the former CEO on July 31, 2007.

NET LOSS

Net loss for the six months ended June 30, 2007 was $2,143,983 as compared to net loss of $3,719,774 for the six months ended June 30, 2006. Net loss per share for the six months ended June 30, 2007 was $0.07 as compared to $0.13 for the six months ended June 30, 2006. The net loss decreases for the six months ended June 30, 2007 were mainly due to amortization of deferred compensation to stock options granted to our former CEO in the amount of $1,155,088, due to decrease in operating expenses mainly in the mobile gambling arena and to cancellation of a liability to our former CEO, which was recorded in 2006 and was cancelled pursuant to the agreement signed between the Company and the former CEO on July 31, 2007, offset by increasing legal expenses due to this settlement agreement. Our weighted average number of shares of common stock used in computing basic and diluted net loss per share for the six months ended June 30, 2007 was 32,319,031 compared with 28,449,574 for the three months ended June 30, 2006. The increase was due to the issuance of additional shares in two private placements in June 2006.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2007, total current assets were $1,796,973 and total current liabilities were $732,976. On June 30, 2007, we had a working capital of $1,063,997 and an accumulated deficit of $15,491,977. We finance our operations and plan to continue doing so with a combination of stock issuances and revenues from product sales. We had working capital of $1,063,977 on June 30, 2007 compared with a working capital of $2,756,780 on December 31, 2006. Cash and cash equivalents on June 30, 2007 were $1,070,656, a decrease of $1,948,626 from the $3,019,282 reported on December 31, 2006. The decrease in cash is primarily attributable to the net loss in the six months ended June 30, 2007.

Operating activities used cash of $1,912,694 in the six months ended June 30, 2007 and $709,545 in the three months ended June 30, 2007. Cash used by operating activities in the six months ended June 30, 2007 results primarily from a net loss of $2,229,935, a $141,057 decrease in employee payroll accruals due to headcount reduction a $277,705 decrease in trade payables due to repayment of trade payables outstanding debts, a $263,823 decrease in accrued expenses and other liabilities mainly due to cancellation a liability to our former CEO which was recorded in 2006 and was cancelled pursuant to the agreement signed between the Company and the former CEO on July 31, 2007, offset by increasing legal expenses due to this settlement agreement, and other liabilities offset by a $242,851 increase in amortization of deferred compensation, a $443,722 decrease in trade receivables and $350,510 of depreciation, of which $166,667 is related to amortization of acquired technology.

Investing activities used cash of $10,935 in the six months ended June 30, 2007. Cash used by investing activities in the six months ended June 30, 2007 results from the purchase of computer and software equipment.

Financing activities used cash of $23,617 during the six months ended June 30, 2007 and used $63,566 in the three months ended June 30, 2007 due in each case primarily to short-term back borrowings and, to a lesser degree net issuances of options and warrants.

RECENTLY ISSUED ACCOUNTING POLICIES

In September 2006, the Financial Accounting Standards Board, or FASB, issued SFAS No. 157, "Fair Value Measurements", or SFAS 157. This standard establishes a framework for measuring fair value and expands related disclosure requirements; however, it does not require any new fair value measurement. As applicable to us, this statement will be effective as of the year beginning January 1, 2008. We are currently evaluating the impact that the adoption of SFAS 157 would have on our consolidated financial statements.

In February 2007, the FASB issued SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities", or SFAS 159. This standard permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. As applicable to us, this statement will be effective as of the year beginning January 1, 2008. We are currently evaluating the impact that the adoption of SFAS 159 would have on our consolidated financial statements.

OUTLOOK

We believe that our future success will depend upon our ability to enhance our existing products and solutions and introduce new commercially viable products and solutions addressing the demands of the evolving markets. As part of the product development process, we work closely with current and potential customers, distribution channels and leaders in our industry to identify market needs and define appropriate product specifications. Our current anticipated levels of revenue and cash flow are subject to many uncertainties and cannot be assured. In order to have sufficient cash to meet our anticipated requirements for the next twelve months, we may be dependent upon our ability to obtain additional financing. The inability to generate sufficient cash from operations or to obtain the required additional funds could require us to curtail operations. We are attempting to reduce our operating expenses from $450,000 a month to below $150,000 per month and have already downsized our workforce to 16 full time basis employees. There can be no assurance that acceptable financing to fund our ongoing operations can be obtained on suitable terms, if at all. If we are unable to obtain the financing necessary to support our operations, we may be unable to continue as a going concern. In that event, we may be forced to cease operations and our stockholders could lose their entire investment in our company.

ITEM 3. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES - We maintain a system of disclosure controls and procedures that are designed for the purposes of ensuring that information required to be disclosed in our Securities and Exchange Commission, or SEC, reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our acting Chief Executive Officer ("Acting CEO") and Chief Financial Officer ("CFO"), as appropriate to allow timely decisions regarding required disclosures.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING - There has been no change in our internal control over financial reporting during the second quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On May 8, 2007, our board of directors removed Shimon Citron from his positions as CEO and President of our company. Our Chief Financial Officer has been appointed as Acting CEO and President of our company in addition to his current position as Chief Financial Officer. On the same day Mr. Citron has filed a lawsuit against us and our directors in the Israeli Labor Court, to prevent his dismissal. On July 31, 2007, we entered into an agreement, or the Agreement, with Mr. Citron and certain of his affiliates (referred collectively as Citron). The Agreement settles the dispute between us (including our subsidiaries) and Mr. Citron and all litigation proceedings between the parties, including the above mentioned lawsuit brought by Mr. Citron in the Israeli Labor Court.

In the Agreement, the parties exchanged mutual releases. Mr. Citron undertook upon himself certain non-compete and non-solicitation obligations. Mr. Citron will remain a director of the registrant. Pursuant to the Agreement, Citron shall be paid a cash settlement based on the performance of the Company's stock price, as well as warrants to purchase common stock and an extension to his existing stock options.

ITEM 6. EXHIBITS.

10.1 Agreement dated July 31, 2007, by and between the registrant, Zone 4 Play, Inc. and Zone 4 Play (Israel) Ltd. on one hand, and Mr. Shimon Citron, Citron Investments Ltd., and Winner Sports 2002 (Israel) Ltd. on the other hand ( incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8- K filed with the SEC on August 6, 2007).

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

                                              ZONE 4 PLAY, INC.


Dated: August 14, 2007                        By: /s/ Uri Levy
                                              ----------------
                                              Uri Levy
                                              Acting Chief Executive Officer and
                                              Chief Financial Officer