Form 10QSB
period 2007-09-30
ZONE 4 PLAY INC
filed 2007-11-15
CIK 1175442

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2007

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

                               Yes [_]     No [X]

The number of shares outstanding of the registrant's Common Stock, $0.001 par value, was 32,319,031 as of November 1, 2007.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.


                                ZONE 4 PLAY, INC.
                              AND ITS SUBSIDIARIES

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                            AS OF SEPTEMBER 30, 2007

                                 IN U.S. DOLLARS

                                    UNAUDITED

                                      INDEX

                                                                       PAGE
                                                                      ------

CONSOLIDATED BALANCE SHEETS                                           2 - 3

CONSOLIDATED STATEMENTS OF OPERATIONS                                   4

CONSOLIDATED STATEMENTS OF CASH FLOWS                                   5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                            6 - 11

                                          ZONE 4 PLAY, INC. AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
U.S. DOLLARS

                                                                                     SEPTEMBER 30,     DECEMBER 31
                                                                                      ----------       ----------
                                                                                         2007             2006
                                                                                      ----------       ----------
                                                                                      UNAUDITED         AUDITED
                                                                                      ----------       ----------
    ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                           $  512,333       $3,019,282
  Trade receivables
   (net of allowance for doubtful accounts of $405,452 as of September 30,2007)          102,347        1,005,161
  Other accounts receivable, prepaid expenses and related parties                        183,884          164,648
                                                                                      ----------       ----------

TOTAL current assets                                                                     798,564        4,189,091
                                                                                      ----------       ----------

SEVERANCE PAY FUND                                                                        92,775          104,729
                                                                                      ----------       ----------

PROPERTY AND EQUIPMENT, NET                                                              421,694          699,040
                                                                                      ----------       ----------

ACQUIRED TECHNOLOGY, NET                                                                 190,642          440,641
                                                                                      ----------       ----------

ASSETS ATTRIBUTED TO DISCONTINUED OPERATIONS (Note 17)                                     3,650                -
                                                                                      ----------       ----------

Total assets                                                                          $1,507,325       $5,433,501
                                                                                      ==========       ==========

The accompanying notes are an integral part of the consolidated financial statements.

                                          ZONE 4 PLAY, INC. AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
U.S. DOLLARS

                                                                                          SEPTEMBER 30        DECEMBER 31
                                                                                          ------------        ------------
                                                                                              2007               2006
                                                                                          ------------        ------------
                                                                                           UNAUDITED            AUDITED
                                                                                          ------------        ------------
    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-term bank credit                                                                  $          -        $     16,750
  Trade payables                                                                               150,538             295,870
  Employees and payroll accruals                                                               185,231             427,106
  Accrued expenses and other liabilities                                                       193,915             552,113
                                                                                          ------------        ------------

TOTAL current liabilities                                                                      529,684           1,291,839
                                                                                          ------------        ------------

  Call option                                                                                  114,850             114,850
  Accrued severance pay                                                                        157,728             281,834
                                                                                          ------------        ------------

TOTAL Long term liabilities                                                                    272,578             396,684
                                                                                          ------------        ------------

LIABILITIES ATTRIBUTED TO DISCONTINUED OPERATIONS (Note 6)                                      25,089             140,472

TOTAL liabilities                                                                              827,351           1,828,995
                                                                                          ------------        ------------

MINORITY INTEREST                                                                                    -             138,374

STOCKHOLDERS' EQUITY :
  Common stock of $0.001 par value :
  Authorized: 75,000,000 shares at September 30, 2007 and December 31, 2006; Issued and outstanding: 32,319,031 shares at September 30, 2007 and December 31, 2006,
    respectively                                                                                32,319              32,319
  Additional paid-in capital                                                                17,106,758          16,800,395
  Accumulated other comprehensive loss                                                          (6,539)            (18,588)
  Accumulated deficit                                                                      (16,452,564)        (13,347,994)
                                                                                          ------------        ------------

TOTAL stockholders' equity                                                                     679,974           3,466,132
                                                                                          ------------        ------------

TOTAL liabilities and stockholders' equity                                                $  1,507,325        $  5,433,501
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

                                          ZONE 4 PLAY, INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
U.S. DOLLARS (EXCEPT SHARE DATA)

                                                          NINE MONTHS ENDED                     THREE MONTHS ENDED
                                                             SEPTEMBER 30,                         SEPTEMBER 30,
                                                   --------------------------------        --------------------------------
                                                       2007                2006                2007                2006
                                                   ------------        ------------        ------------        ------------
                                                                                  UNAUDITED
                                                   ------------------------------------------------------------------------
Revenues from software applications                $    698,198        $    602,673        $    214,328        $    212,714
                                                   ------------        ------------        ------------        ------------

Cost of revenues                                        276,711             293,166              89,423              95,527
                                                   ------------        ------------        ------------        ------------

Gross profit                                            421,487             309,507             124,905             117,187
                                                   ------------        ------------        ------------        ------------

Operating expenses:
  Research and development                            1,618,437           2,423,921             341,189             889,483
  Selling and marketing                                 133,296           1,470,813              20,094             196,247
  General and administrative                          1,305,014           1,446,018             702,399             432,567
                                                   ------------        ------------        ------------        ------------

TOTAL operating expenses                              3,056,747           5,340,752           1,063,682           1,518,297
                                                   ------------        ------------        ------------        ------------

Operating loss                                        2,635,260           5,031,245             938,777           1,401,110
Financial income (expenses), net                        (57,026)               (489)            (34,630)             (6,678)
Other income                                             69,592                   -              31,550                   -
Minority interests in losses of subsidiaries            138,374                   -              36,190                   -
Taxes on income                                               -                   -                   -                   -
                                                   ------------        ------------        ------------        ------------

Net loss from continuing operation                 $  2,484,320        $  5,031,734        $    905,667        $  1,407,788
                                                   ============        ============        ============        ============
Net loss from discontinued operation, net
(Note 6)                                           $    620,250        $    304,926        $     54,920        $    209,098
                                                   ============        ============        ============        ============
Net Loss                                           $  3,104,570        $  5,336,660        $    960,587        $  1,616,886
                                                   ============        ============        ============        ============

Basic and diluted net loss per share from
   continuing operation                            $      0.078        $       0.17        $      0.028        $      0.045
                                                   ============        ============        ============        ============
Basic and diluted net loss per share from
   discontinued operation                          $      0.019        $       0.01        $      0.002        $      0.005
                                                   ============        ============        ============        ============
Total Basic and diluted net loss per share         $      0.097        $       0.18        $      0.030        $      0.050
                                                   ============        ============        ============        ============

Weighted average number of shares of Common
   stock used in computing basic and diluted
   net loss per share                                32,319,031          29,752,443          32,319,031          32,315,698
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

                                          ZONE 4 PLAY, INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
U.S. DOLLARS

                                                           NINE MONTHS ENDED               THREE MONTHS ENDED
                                                             SEPTEMBER 30,                   SEPTEMBER 30,
                                                     ----------------------------      ----------------------------
                                                         2007             2006             2007            2006
                                                     -----------      -----------      -----------      -----------
                                                                               UNAUDITED
                                                     --------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                           $(3,104,570)     $(5,336,660)     $  (960,587)     $(1,616,886)
  Adjustments required to reconcile net loss to
    net cash used in operating activities:
    Depreciation and amortization                        514,114          481,323          163,604          166,538
    Loss on sale of property and equipment                24,166                -            8,431                -
    Decrease (Increase) in trade and other
       accounts receivable prepaid expenses, and
       related parties                                   880,158           10,709          436,436           (1,419)
    Stock-based compensation                             313,230        1,841,209           70,379          300,520
    (Decrease) Increase in trade payables               (260,716)        (208,079)          16,989           25,654
    Increase (decrease) in employees and payroll
       accruals                                         (241,875)          47,269         (100,818)           3,090
    Increase (decrease) in accrued expenses and
       other liabilities                                (358,197)         (12,773)         (94,374)         (57,472)
    Accrued severance pay, net                          (112,152)          30,227          (75,392)         (27,703)
    Minority interests in losses of subsidiaries        (138,374)                          (36,190)               -
    Compensation related to issuance of Common
       stock to a service provider                             -           18,000                -                -
                                                     -----------      -----------      -----------      -----------


Net cash used in operating activities                 (2,484,216)      (3,128,775)        (571,522)      (1,207,678)
                                                     -----------      -----------      -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                     (10,935)        (235,295)               -         (123,704)
                                                     -----------      -----------      -----------      -----------
Net cash used in investing activities                    (10,935)        (235,295)               -         (123,704)
                                                     -----------      -----------      -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of shares and warrants, net                    (6,867)       6,385,119                -          (13,137)
  Exercise of employees stock options                          -            6,187                -                -
  Short-term bank credit, net                            (16,750)          (7,027)               -               82
                                                     -----------      -----------      -----------      -----------

Net cash provided by (used in) financing
   activities                                            (23,617)       6,384,279                -          (13,055)
                                                     -----------      -----------      -----------      -----------

Effect of exchange rate changes on cash and cash
  equivalents                                             11,819              117           13,199             (260)
                                                     -----------      -----------      -----------      -----------

Increase (decrease) in cash and cash equivalents      (2,506,949)       3,020,326         (558,323)      (1,344,697)
Cash and cash equivalents at the beginning of
  the period                                           3,019,282          604,035        1,070,656        4,969,058
                                                     -----------      -----------      -----------      -----------
Cash and cash equivalents at the end of the
  period                                             $   512,333      $ 3,624,361      $   512,333      $ 3,624,361
                                                     ===========      ===========      ===========      ===========

NON-CASH TRANSACTION
Purchase of property and equipment                   $         -      $     3,945      $         -      $     3,945
                                                     ===========      ===========      ===========      ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
   INFORMATION:
Cash paid during the period for:
Interest                                             $     1,212      $     1,669      $       849      $     1,038
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

          The Company conducts its operations and business with and through its subsidiaries, (1) Zone4Play (Delaware), (2) Zone4Play Limited, an Israeli corporation incorporated in July 2001, which is engaged in research and development and marketing of the applications, (3) Zone4Play (UK) Limited, a United Kingdom corporation, incorporated in November 2002, which is engaged in marketing of the applications, (4) MixTV Ltd., an Israeli corporation which develops and markets participation TV games applications, and (5) Gaming Ventures Plc ("Gaming"), a company incorporated in the Isle of Man.

          The Company's shares of common stock are currently traded on the OTC Bulletin Board under the trading symbol "ZFPI.OB."

     b. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered losses from operations and negative cash flows from operations since inception. For the nine months ended September 30, 2007 the Company incurred a loss from continuing operations of $2,484,320, negative cash flows from operations of $2,484,216 and has an accumulated deficit of $16,452,564 as of September 30, 2007.

          Despite its negative cash flows, the Company has been able to secure financing in order to support its operation to date, based on shares issuances. Management believes that, despite the financial hurdles and funding uncertainties going forward, it has under development a business plan that, if successfully funded and executed as part of a financial restructuring can significantly improve operating results. As part of the Company's plan, management intends to raise capital funds in the near future in order to secure on going operations. The consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

          The Company derived 81% of its revenues from three major customers (see Note 4b).

                                          ZONE 4 PLAY, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS

NOTE 2: BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments including non-recurring adjustments attributable to reorganization and severance and impairment considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006.

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

     b.   Accounting for stock-based compensation

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

          The following table shows the total stock-based compensation charge included in the Consolidated Statement of Operations:

                                            NINE MONTHS ENDED            THREE MONTHS ENDED
                                              SEPTEMBER 30,                 SEPTEMBER 30,
                                        -------------------------     -------------------------
                                           2007           2006           2007           2006
                                        ----------     ----------     ----------     ----------
                                        (UNAUDITED)    (UNAUDITED)    (UNAUDITED)    (UNAUDITED)
                                        ----------     ----------     ----------     ----------
Research and development expenses       $   86,750     $  277,407     $    9,191     $   91,971
Sales and marketing expenses                21,158      1,081,297          2,389        103,776
General and administrative expenses        205,322        482,505         58,799        104,773
                                        ----------     ----------     ----------     ----------
Total                                   $  313,230     $1,841,209     $   70,379     $  300,520
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

                                          ZONE 4 PLAY, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS

NOTE 3: SIGNIFICANT ACCOUNTING POLICIES (CONT.)

          A summary of the Company's share option activity to employees and directors, and related information is as follows:

                                             NINE MONTHS ENDED SEPTEMBER 30,
                                      --------------------------------------------
                                             2007                    2006
                                      -------------------     --------------------
                                           UNAUDITED               UNAUDITED
                                      -------------------     --------------------
                                                   WEIGHTED                  WEIGHTED
                                                    AVERAGE                  AVERAGE
                                        NUMBER     EXERCISE     NUMBER       EXERCISE
                                      OF OPTIONS     PRICE    OF OPTIONS      PRICE
                                      ----------     ----     ----------      ----
                                                       $                        $
                                                     ----                     ----
Outstanding at the beginning of
  the year                             7,653,046     1.01      2,194,522      0.68

Granted                                  500,000     0.58      4,855,261      1.14
Forfeited                              2,225,414     0.81       (223,750)     0.70
Exercised                                      -        -        (11,250)     0.55
                                      ----------     ----     ----------      ----

Outstanding at the end of the
  quarter                              5,927,632     0.93      6,814,783      1.01
                                      ==========     ====     ==========      ====

Options exercisable at the end of
  the quarter                          4,245,779     0.91      3,193,177      0.92
                                      ==========     ====     ==========      ====

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

     a. The following is a summary of revenues within geographic areas, based on the location of the customers:

                                   NINE MONTHS ENDED
                                     SEPTEMBER 30,
                                 ---------------------
                                   2007         2006
                                 --------     --------
                                     TOTAL REVENUES
                                 ---------------------

         England                 $252,855     $162,277
         Australia                262,500      262,500
         Antigua and Barbuda       60,945            -
         United States            121,368      173,069
         Others                       530        4,827
                                 --------     --------

                                 $698,198     $602,673
                                 ========     ========

                                          ZONE 4 PLAY, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS

NOTE 4: SEGMENTS, CUSTOMERS AND GEOGRAPHIC INFORMATION (CONT.)

     b.   Major customer data as a percentage of total revenues:

                                                  NINE MONTHS ENDED
                                                    SEPTEMBER 30,
                                         -------------------------------------
                                                2007               2006
                                         ------------------ ------------------

          Customer A                                     38%                44%
                                         ================== ==================
          Customer B                                     33%                21%
                                         ================== ==================
          Customer C                                     10%                 -
                                         ================== ==================
          Customer D                                      *)                17%
                                         ================== ==================

*) Represents an amount lower than 10%.

NOTE 5: RECENTLY ISSUED ACCOUNTING STANDARDS

          In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). This standard establishes a framework for measuring fair value and expands related disclosure requirements; however, it does not require any new fair value measurement. As applicable to the Company, this statement will be effective as of the year beginning January 1, 2008. The Company is currently evaluating the impact that the adoption of SFAS 157 would have on its consolidated financial statements.

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

NOTE 6: DISCONTINUED OPERATIONS

     a. Effective on July 15, 2007, the Board of Directors decided to cease the business of marketing services provided for gaming applications marketing activities through its subsidiary Get21 Limited ("Get21"), .

          The following is the composition of discontinued operations:

                                              NINE MONTHS ENDED                 THREE MONTHS ENDED
                                                SEPTEMBER 30,                     SEPTEMBER 30,
                                          --------------------------       -------------------------
                                            2007              2006           2007            2006
                                          ---------        ---------       ---------       ---------
                                                                  UNAUDITED
                                          ----------------------------------------------------------
Revenues from software applications       $  58,095        $       -       $      -        $       -
                                          ---------        ---------       ---------       ---------

Cost of revenues                             66,587                -               -               -
                                          ---------        ---------       ---------       ---------

Gross profit (loss)                          (8,492)               -               -               -
                                          ---------        ---------       ---------       ---------

Operating expenses:
  Selling and marketing                     587,107          304,926          54,920         209,098
  General and administrative                 24,651                -               -               -
                                          ---------        ---------       ---------       ---------

TOTAL operating expenses                    611,758          304,926          54,920         209,098
                                          ---------        ---------       ---------       ---------

Net loss                                  $ 620,250        $ 304,926       $  54,920       $ 209,098
                                          =========        =========       =========       =========

                                          ZONE 4 PLAY, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS

NOTE 6: DISCONTINUED OPERATIONS (Cont,)

     b. The breakdown of assets and liabilities attributed to the discontinued operations of Get21 as of September 30, 2007is as follows:

                                                                        SEPTEMBER 30,   DECEMBER 31
                                                                          --------       --------
                                                                            2007          2006
                                                                          --------       --------
                                                                         UNAUDITED        AUDITED
                                                                          --------       --------
    ASSETS

CURRENT ASSETS:
  Other accounts receivable, prepaid expenses , and related parties       $  3,650       $      -
                                                                          --------       --------

TOTAL current assets                                                         3,650              -
                                                                          ========       ========

Total assets from discontinued operations, net                            $  3,650       $      -
                                                                          ========       ========

    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Trade payables                                                            25,089        140,472
                                                                          --------       --------

TOTAL current liabilities                                                   25,089        140,472
                                                                          --------       --------

Total liabilities  from discontinued operations, net                      $ 25,089       $140,472
                                                                          ========       ========

NOTE 7: RELATED PARTIES TRANSACTIONS

     On July 31 2007, the Company entered into an agreement with its former Chief Executive Officer ("CEO") and certain of his affiliates, which resolved all disputes between them (the "Agreement"). The parties dismissed all litigation proceedings lodged against each other. As consideration for the CEO's undertakings under the Agreement, the Company has agreed to pay certain payments based on certain prices of the Company's shares and in addition granted to a company fully owned by the former CEO 500,000 fully vested options at an exercise price of $0.575 per share, and extended the exercise period of previously granted options in 3 more years.

NOTE 8: SUBSEQUENT EVENTS

     1. On November 6, the Company and Two Way Media Ltd (the "Parties") have incorporated a new entity in Alderney bearing the name Two Way Gaming Limited ("TWG")to conduct all gaming activity undertaken by the Parties on interactive television, mobile telephony, participation television and the internet. Both companies are equal holders of the issued shares of TWG. On the same day the Parties together with winner.com (UK) Ltd ("Winner"), agreed to terminate the Interactive Fixed Odds Betting Services Agreement that was signed between them on February 22, 2005, and the Company has agreed to grant to Winner an option to purchase directly from Z4P part of Z4P's shareholding in TWG equivalent to 7.5% of the TWG's total shares subject to certain events. Winner is owned by our former Chief Executive Officer and current director Mr. Shimon Citron.

     2. On November 6, 2007, Uri Levy announced that he will be resigning from his position as Acting Chief Executive Officer and Chief Financial Officer effective November 15, 2007. On November 11, 2007 the Board of Directors appointed Mr. Ronen Stein as a Chief Executive Officer and Chief Financial Officer of the Company effective November 16, 2007.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD LOOKING STATEMENTS

This quarterly report on Form 10-QSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Federal securities laws, and is subject to the safe-harbor created by such Act and laws. Forward-looking statements may include statements regarding our goals, beliefs, strategies, objectives, plans, including product and service developments, future financial conditions, results or projections or current expectations. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms, or other comparable terminology. These statements are subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those contemplated by the forward-looking statements. The business and operations of Zone 4 Play, Inc. are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this report. Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect our business is described under the heading "Risk Related to Our Business" in
Part I, Item 1, "Description of Business" of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006. Readers are also urged to carefully review and consider the various disclosures we have made in this report.

OVERVIEW

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The financial statements of our subsidiaries Zone4Play (UK) Limited, and Zone4Play (Israel) Ltd whose functional currency has been determined to be its local currency, have been translated into dollars. All balance sheet amounts have been translated using the exchange rates in effect at each balance sheet date. Statement of operation amounts have been translated using the average exchange rate prevailing during the period. The resulting translation adjustments are reported as a separate component of accumulated other comprehensive loss in shareholder's equity

You should read the following discussion of our financial condition and results of operations together with the unaudited financial statements and the notes to unaudited financial statements included elsewhere in this report.

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

We also provided marketing services related to our Blackjack Software business and other games thorough our subsidiary Get21 Limited, or Get21, which used Golden Palace Ltd., or Golden Palace, for the full operation of the service which includes payment, processing, customer support, fraud and collusion prevention and other services. Effective July 15, 2007, our board of directors decided to cease the marketing services provided for gaming applications marketing activities due to cash flow difficulties.

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

We devote substantially all of our efforts toward conducting research, development and marketing of our software. In the course of these activities, we have sustained operating losses and expect such losses to continue in the foreseeable future. To date, we have not generated sufficient revenues to achieve profitable operations or positive cash flow from operations. As of September 30, 2007, we had an accumulated deficit of $16,452,564. There is no assurance that profitable operations, if ever achieved, will be sustained on a continuing basis. During the nine months ended September 30, 2007, we derived approximately 81% of our revenues from three major customers.

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

DISCONTINUED OPERATION

Effective on July 15, 2007, our board of directors decided to cease the marketing services provided for gaming applications marketing activities through our subsidiary Get21. Consequently, assets, liabilities and operating results that were attributed to Get21 activity were presented as discontinued operation. Under Statement of Financial Accounting Standards No. 144 ("SFAS 144"), when a component of an entity, as defined in SFAS 144, has been disposed of or is classified as held for sale, the results of its operations, including the gain or loss on its disposal should be classified as discontinued operations and the assets and liabilities of such component should be classified as assets and liabilities attributed to discontinued operations, that is provided that the operations, assets and liabilities and cash flows of the component have been eliminated from the company's consolidated operations and the Company will no longer have any significant continuing involvement in the operations of the component.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2006

REVENUES AND COST OF REVENUES

Total revenues for the three months ended September 30, 2007 increased by 1% to $214,328 from $212,714 for the three months ended September 30, 2006. The increase in revenues is mainly due to an increase in our revenues from existing customers such as Two Way Media Limited and Winner.com (UK) Ltd, offset by a decrease from our revenues from existing customers such as RCN Corporation.

Cost of revenues for the three months ended September 30, 2007 decreased by 6% to $89,423 from $95,527 for the three months ended September 30, 2006. The decrease in the cost of revenues is primarily attributable to a decrease of hosting services related to our services in the UK as a result of change in our hosting farm locations.

RESEARCH AND DEVELOPMENT

Research and development expenses for the three months ended September 30, 2007 decreased by 62% to $341,189 from $889,483 for the three months ended September 30, 2006. The decrease is primarily attributable to the lay off of employees, decreased general and administrative expenses allocated to the research and development department as a result of lay off of employees, and decreased stock based compensation due to headcount reduction.

SALES AND MARKETING

Sales and marketing expenses for the three months ended September 30, 2007 decreased by 90% to $20,094 from $196,247 for the three months ended September 30, 2006. The decrease in sales and marketing expenses is primarily attributable to the lay off of employees, decreased stock based compensation, decreased general and administrative expenses allocated to the marketing and sales department as a result of lay off of employees, and to a decrease of travel expenses.

GENERAL AND ADMINISTRATIVE

General and administrative expenses for the three months ended September 30, 2007 increased by 62% to $702,399 from $432,576 for the three months ended September 30, 2006. The increase in general and administrative expenses is primarily attributable to the allowance for doubtful debts in the amount of $405,452, owed to us by Golden Palace pursuant to the license agreement between our subsidiary RNG Gaming Ltd., or RNG, and Golden Palace offset by decrease in payroll expenses due to the dismissal of our former CEO and COO, and decreased stock based compensation.

NET LOSS

Net loss from continuing operations for the three months ended September 30, 2007 was $905,667 as compared to net loss of $1,407,788 for the three months ended September 30, 2006. Net loss per share from continuing operations for the three months ended September 30, 2007 was $0.028 as compared to $0.045 for the three months ended September 30, 2006. The net loss decreases for the three months ended September 30, 2007 are primarily attributable to a decrease in operating expenses due to the lay off of our employees and decreased stock based compensation. Our weighted average number of shares of common stock used in computing basic and diluted net loss per share for the three months ended September 30, 2007 was 32,319,031 compared with 32,315,698 for the three months ended September 30, 2006. The increase was due to the issuance of additional shares pursuant to exercise of options by employees.

Discontinued operations

Net loss from discontinued operations for the three months ended September 30, 2007 was $54,920 as compared to net loss of $209,098 for the three months ended September 30, 2006. Net loss per share from discontinued operations for the three months ended September 30, 2007 was $0.002 as compared to $0.005 for the three months ended September 30, 2006. The decrease net loss from discontinued operations is primarily attributable to our decision to cease the marketing services effective July 15, 2007 which include the lay off of employees and to ceasing of our marketing expenses.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2006

REVENUES AND COST OF REVENUES

Total revenues for the nine months ended September 30, 2007 increased by 16% to $698,198 from $602,673 for the nine months ended September 30, 2006. The increase in revenues is mainly due to a new contract with Golden Palace for the license of our multiplayer tournaments blackjack, as well as an increase in our revenues from existing customers such as Two Way Media Limited and Winner.com
(UK) Ltd, offset by a decrease from our revenues from existing customers such as Nds Ltd. , RCN Corporation and DITG Ltd.

Cost of revenues for the nine months ended September 30, 2007 decreased by 6% to $276,711 from $293,166 for the nine months ended September 30, 2006. The decrease in the cost of revenues is primarily attributable to a decrease of hosting services related to our services in the UK as a result of change in our hosting farm locations decreased payments to third parties.

RESEARCH AND DEVELOPMENT

Research and development expenses for the nine months ended September 30, 2007 decreased by 33% to $1,618,437 from $2,423,921 for the nine months ended September 30, 2006. The decrease is primarily attributable to the lay off of employees and decreased general and administrative expenses allocated to the research and development department as a result of lay off of employees and decreased stock based compensation due to its headcount reduction.

SALES AND MARKETING

Sales and marketing expenses for the nine months ended September 30, 2007 decreased by 91% to $133,296 from $1,470,813 for the nine months ended September 30, 2006. The decrease in sales and marketing expenses is primarily attributable to a portion of the amortization of deferred compensation to stock options granted to our former CEO in the amount of $893,657 as a result of adopting Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)") effective January 1, 2006, to lay off of employees, to cancellation of a liability to our former CEO, which was recorded in 2006 and was cancelled pursuant to the agreement signed between the Company and the former CEO on July 31, 2007, and to accounting charges related to the adoption of SFAS 123(R) effective January 1, 2006 that we had in the nine months ended September 30, 2006, and to decreased travel expenses.

GENERAL AND ADMINISTRATIVE

General and administrative expenses for the nine months ended September 30, 2007 decreased by 10% to $1,305,014 from $1,446,018 for the nine months ended September 30, 2006. The decrease in general and administrative expenses is primarily attributable to expenses in 2006 that were not included in 2007 expenses, including a portion of the amortization of deferred compensation to stock options granted to our former CEO in the amount of $223,414 as a result of adopting SFAS 123(R) effective January 1, 2006, additional expenses in relation to the possible admission of our shares to trade on AIM, a market operated by the London Stock Exchange plc, and to expenses related to evaluation of the spin off of our multi player black jack tournaments application and due to accounting charges as a result of adopting SFAS 123(R) effective January 1, 2006 that we had in the nine months ended September 30, 2006 offset by an allowance for doubtful debt in the amount of $405,452 owed to us by Golden Palace that was recorded in our indirect subsidiary RNG. In addition, in the second quarter of 2007, we cancelled a liability to our former CEO, which was recorded in 2006, pursuant to the agreement signed between the Company and the former CEO on July 31, 2007.

NET LOSS

Net loss from continuing operations for the nine months ended September 30, 2007 was $2,484,320 as compared to net loss of $5,031,734 for the nine months ended September 30, 2006. Net loss per share for the nine months ended September 30, 2007 was $0.078 as compared to $0.17 for the nine months ended September 30, 2006. The net loss decreases for the nine months ended September 30, 2007 were mainly due to amortization of deferred compensation to stock options granted to our former CEO in the amount of $1,117,071, due to a decrease in operating expenses mainly due to layoff of employees , due to decreased stock based compensation due to headcount reduction and to cancellation of a liability to our former CEO, which was recorded in 2006 and was cancelled pursuant to the agreement signed between the Company and the former CEO on July 31, 2007, offset by increased legal expenses due to this settlement agreement, an allowance for doubtful debt in the amount of $405,452 in our indirect subsidiary RNG and by our marketing efforts through our get21.com website through Get21.

Our weighted average number of shares of common stock used in computing basic and diluted net loss per share for the nine months ended September 30, 2007 was 32,319,031 as compared to a number of 29,752,443 for the nine months ended September 30, 2006. The increase was due to the issuance of additional shares in two private placements in March 2006.

DISCONTINUED OPERATIONS

Net loss from discontinued operations for the nine months ended September 30, 2007 was $620,250 as compared to net loss of $304,926 for the nine months ended September 30, 2006. Net loss per share from discontinued operations for the nine months ended September 30, 2007 was $0.019 as compared to $0.01 for the nine months ended September 30, 2006. The decrease net loss from discontinued operations is primarily attributable to our decision to cease the marketing services effective July 15, 2007 which include the lay off of employees and to ceasing of our marketing expenses and due to the fact that we start the marketing services only in the second quarter of 2006.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2007, total current assets were $798,564 and total current liabilities were $529,685. On September 30, 2007, we had a working capital of $268,879 and an accumulated deficit of $16,452,564. We finance our operations and plan to continue doing so with a combination of stock issuances and revenues from product sales. We had working capital of $268,879 on September 30, 2007 compared with a working capital of $2,897,252 on December 31, 2006. Cash and cash equivalents on September 30, 2007 were $512,333, a decrease of $2,506,949 from the $3,019,282 reported on December 31, 2006. The decrease in cash is primarily attributable to the net loss in the nine months ended September 30, 2007.

Operating activities used cash of $2,484,216 in the nine months ended September 30, 2007 and $571,522 in the three months ended September 30, 2007. Cash used by operating activities in the nine months ended September 30, 2007 resulted primarily from a net loss of $3,104,570, a $241,875 decrease in employee payroll accruals due to headcount reduction, a $260,716 decrease in trade payables due to repayment of trade payables , a $358,197 decrease in accrued expenses and other liabilities mainly due to cancellation of a liability to our former CEO which was recorded in 2006 and was cancelled pursuant to the agreement signed between the Company and the former CEO on July 31, 2007, offset by a $313,230 increase in stock based compensation, a $880,158 decrease in trade receivables (of which $405,452 relate to doubtful account) and $514,114 of depreciation and amortization, of which $249,999 is related to amortization of acquired technology.

Investing activities used cash of $10,935 in the nine months ended September 30, 2007. Cash used by investing activities in the nine months ended September 30, 2007 resulted from the purchase of computer and software equipment.

Financing activities used cash of $23,617 during the nine months ended September 30, 2007. Cash used by financing activities in the nine months ended September 30, 2007 resulted primarily to short-term back borrowings and, and to payment to third parties in connection with private placements held in March 2006.

OUTLOOK

We believe that our future success will depend upon our ability to enhance our existing products and solutions and introduce new commercially viable products and solutions addressing the demands of the evolving markets. As part of the product development process, we work closely with current and potential customers, distribution channels and leaders in our industry to identify market needs and define appropriate product specifications. Our current anticipated levels of revenue and cash flow are subject to many uncertainties and cannot be assured. In order to have sufficient cash to meet our anticipated requirements for the next twelve months, we may be dependent upon our ability to obtain additional financing. The inability to generate sufficient cash from operations or to obtain the required additional funds could require us to curtail operations. We are attempting to reduce our operating expenses from $450,000 a month to below $140,000 per month and have already downsized our workforce to 15 full time basis employees. There can be no assurance that acceptable financing to fund our ongoing operations can be obtained on suitable terms, if at all. If we are unable to obtain the financing necessary to support our operations, we may be unable to continue as a going concern. In that event, we may be forced to cease operations and our stockholders could lose their entire investment in our company.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING - There has been no change in our internal control over financial reporting during the third quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

                                              ZONE 4 PLAY, INC.

Dated: November 15, 2007                      By: /s/ Uri Levy
                                              ----------------
                                              Uri Levy
                                              Acting Chief Executive Officer and
                                              Chief Financial Officer.