Form 10KSB
period 2007-12-31
ZONE 4 PLAY INC
filed 2008-04-15
CIK 1175442

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

                                   (Mark One)

 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
                                      1934.

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

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

                              Yes: [_]     No: [X]

State the issuer's revenues for fiscal year ended December 31, 2007: $1,143,204

State the aggregate market value of the voting and non-voting equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of a specified date within the past 60 days: $1,070,568 as of March 31, 2008

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 32,319,301 shares of Common Stock as of March 31, 2008

Transitional Small Business Disclosure Format: Yes: [_] No: [X]

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required in Items 10, 11, 12, 13 and 14 of Part III of this
Annual Report on Form 10-KSB is incorporated by reference from our definitive
Proxy Statement for the Special Meeting in lieu of Annual Meeting of
Stockholders scheduled to be held on April 29, 2008 or a later practical date.

                                ZONE 4 PLAY, INC.

                                   FORM 10-KSB
                  (FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005)

                               TABLE OF CONTENTS

                                                                             PAGE
PART I
Item 1     Description of Business                                             1
Item 2     Description of Property                                            23
Item 3     Legal Proceedings                                                  23
Item 4     Submission of Matters to a Vote of Security Holders                23

PART II
Item 5     Market for Common Equity, Related Stockholders Matters and Small
                Business Issuer Purchases of Equity Securities                24
Item 6     Management's Discussion and Analysis or Plan of Operation          25
Item 7     Financial Statements                                               32
Item 8     Changes In and Disagreements With Accountants on Accounting
                and Financial Disclosure                                      32
Item 8A    Controls and Procedures                                            32
Item 8A(T) Controls and Procedures                                            32
Item 8B    Other Information                                                  33

PART III
Item 9     Directors, Executive Officers, Promoters and Control Persons;
                Compliance With Section 16(a) of the Exchange Act             34
Item 10    Executive Compensation                                             34
Item 11    Security Ownership of Certain Beneficial Owners and Management
                and Related Stockholder Matters                               34
Item 12    Certain Relationships and Related Transactions                     34
Item 13    Exhibits                                                           34
Item 14    Principal Accountant Fees and Services                             34

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

We also provided marketing services related to our Blackjack Software business and potentially other games thorough our subsidiary Get21 Limited, or Get21, which used Golden Palace Ltd. for the full operation of the service which includes payment, processing, customer support, fraud and collusion prevention and other services. Effective July 15, 2007, we ceased the marketing services provided for gaming applications marketing activities due to cash flow difficulties.

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

Get21's business model was to provide marketing services related to the BJ
Software business and potentially other games. Get21 has outsourced to Golden
Palace the full operation of the service which includes payment, processing, customer support, fraud and collusion prevention and other services.

Effective July 15, 2007, we ceased the marketing services provided for gaming applications marketing activities due to cash flow difficulties.

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

On November 9, 2006, Get21 and Golden Palace entered into a sublicense and software agreement under which Golden Palace granted Get21 a world wide, non exclusive, non transferable sublicense to user interface portion of the multiplayer blackjack and poker gaming software ("Player Software") and to grant players the right to use the Player Software. According to the terms of the agreement, Get21 is responsible for performing all marketing and promotional functions with respect to bringing players through the URL web address
www.get21.com and www.get21poker.com ("URL") to online gaming multiplayer blackjack and poker rooms ("Gamerooms") which are operated by Golden Palace.
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

On November 6, 2007, the Company and Two Way Media Ltd (the "Parties") have incorporated a new entity in Alderney bearing the name Two Way Gaming Limited
("TWG") to conduct all gaming activity undertaken by the Parties on interactive television, mobile telephony, participation television and the internet. Both companies are equal holders of the issued shares of TWG. On the same day the
Parties together with winner.com (UK) Ltd ("Winner"), agreed to terminate the
Interactive Fixed Odds Betting Services Agreement that was signed between them on February 22, 2005, and the Company has agreed to grant to Winner an option to purchase directly from Z4P part of Z4P's shareholding in TWG equivalent to 7.5%
of the TWG's total shares subject to certain events. Winner is owned by our former Chief Executive Officer and current director Mr. Shimon Citron.-

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

Online gaming has a number of advantages for players: it is convenient and easily accessible at any time, day or night, and relatively anonymous. Casino websites provide a wide variety of games, including free-play games that encourage players to experience online gaming for the first time. According to an industry research report, the worldwide market for online gaming has grown from virtually no revenue in 1995 to approximately $6 billion in 2003 and increased to over $8 billion in 2004. Forecasters expect this market to grow by an additional 20% to 25% in each of 2005 and 2006. According to one specialist gaming consultancy, the online gaming market will continue to grow rapidly in the coming years, reaching $22 billion in 2009.

MOBILE GAMING MARKET

While mobile entertainment is a lucrative market, the growth in the mobile gambling services has proceeded more slowly than other services, due to complexity of the regulatory environment,trust of fair service, network coverage and limitations of payment processing systems.

Juniper Research estimates that the global mobile content market is expected to rise to $3.2 billion by 2012. In the mobile gambling world there are broadly three main areas of gambling: casino, lotteries and sports betting.

The growth of the mobile content market is largely being driven by the emergence of innovative content providers providing a growing array of compelling content to the end user. The emergence of this distribution channel and the potential market opportunity that it offers has not gone unnoticed by the gaming providers. As a result, providers of gaming services, both online and land-based, are seeking ways to exploit the mobile distribution platform for gaming, to add additional revenue channels.

Sports-betting is currently estimated to be the largest of the three sectors of the mobile gaming market. Juniper Research estimates that the mobile lottery market, currently less than 25% of the total, will be the biggest mobile gaming winner. The rationale for this assumption is the overall ubiquity of lotteries amongst the adult population and the general government apathy towards lotteries versus other forms of gambling, resulting in them becoming established more quickly in a greater number of markets. We believe that with the advent of next generation network technologies (e.g. 3G) and more advanced graphic technologies on handsets, mobile gaming services will become more akin to the gambling experiences offered online.

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

The growth of special interest cable and satellite television channels in the digital broadcast environment has resulted in audiences and revenues being spread over an increasing number of channels. . Competition for customers is thus intense and, as a result, traditional television broadcasting models, which are based on advertising revenue, are coming under pressure. Broadcasters are seeking to find new ways of winning audience share and generating revenue streams, while seeking to reduce the operational costs of providing new formats and services. Among early participation television applications, voting and polling demonstrated the potential of the new medium. This is evidenced by the success of programs such as Big Brother and Pop Idol.

OUR BUSINESS

PLAY-FOR-REAL

We currently provide five core solutions for play-for-real gaming mobile gaming, interactive TV gaming, participating TV gaming, online gaming and multiplayer blackjack tournaments gaming. We also provided marketing services to our
Blackjack Software in order to attract online gamblers to gambling websites.
Though we continue to operate in all of these areas, we recently decided to focus primarily on the Winner Channel.

MULTIPLAYER TOURNAMENTS BLACKJACK

Our indirect subsidiary RNG has signed a non-exclusive license agreement with industry leader Golden Palace Ltd to offer non-U.S. customers the Blackjack
Software service. The agreement allows for Golden Palace poker players to be integrated into a single E-Cash wallet, to enhance the cross-marketing opportunities between Golden Palace poker players and the new multiplayer blackjack tournament service. As a result, Golden Palace online poker players will be able to participate in the game by using their existing account without the need to re-register. We intend to further develop the Blackjack Software, and we intend to develop other products in the future. We have developed a patent application for the Blackjack Software which was pending with the U.S.
Patent and Trademark Office. In January 2008 we decided to abandon this application.

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

INTERACTIVE TV GAMING

iTV is evolving as a valuable distribution channel to enable gaming operators to reach their customers in the comfort of their own living rooms. Our iTV technology solution is compatible with 8 different global standards (including
Open TV, TV/Scientific Atlanta, Microsoft TV, Liberate and NDS Core) that are operated on the largest middleware systems for either cable satellite or IPTV operators. As such we estimate that our iTV solution can reach approximately 85%
of the iTV market. Our iTV technology has been deployed in the UK on Sky, NTL and Telewest (to provide interactive fixed odds games on TV) and by a major cable and hospitality service provider in the US, such as Cablevision and
Lodgenet.

Our iTV portfolio includes fixed odds and casino games (including Keno, Hi Lo,
Dice, Roulette, Blackjack, Virtual Horse racing and several Slots versions), lottery and scratch cards as well as offering of multiplayer Texas Hold'em
Poker, Blackjack and Bingo.

PARTICIPATING TV GAMING

We have developed technology that uses SMS, interactive voice recognition (IVR)
lines and Java-based applications to bring interactive gaming to subscribers without a return path and enables the seamless delivery of interactive gaming services to analogue, digital, terrestrial, cable and satellite viewers without any reliance on the set-top box. We believe that our Participation TV solution is a real differentiator, opening up a completely new medium for interactive gaming. Our Participation TV solution uses SMS, mobile phone Java based applications and IVR lines to bring interactive gaming to subscribers regardless of the availability of a return-path and without any reliance on the set top box. It therefore offers an interactive gaming service to analogue, digital, terrestrial, cable or satellite TV viewers, therein significantly extending the potential market opportunity of the TV distribution channel as well as providing the opportunity to generate additional revenue from telephone and wireless data traffic.

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

Our solutions are being broadcast on several channels in the UK though our agreement with Two Way Media (operator of the Winner Channel), such as Cellcast,
Teletext and more. We share the revenues with the broadcasters.

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

DEPENDENCE ON THREE CUSTOMERS

In 2007, we derived approximately 79% of our revenues from three major customers: Two Way TV Australia (31%), Two Way Media Ltd (22%), and Two Way
Gaming Ltd (26%), of which we own 50%.

OUR STRATEGY

Our aim is to strengthen our position as a developer of gaming technology to the mobile, Interactive TV, participating TV and internet markets. The development of a diversified portfolio of high quality, innovative applications is critical to the business.

o WINNER CHANNEL PARTNERSHIP- We and Two Way Media Ltd, a leading interactive television company, have formed a privately held company by the name of Two Way
Gaming Ltd to house their consumer betting brand, 'The Winner Channel'. The
Winner Channel has launched services on TV, mobile phones and the internet -
providing customers opportunities to be on all platforms from a single account.
In its first year of operation, the platform has established a strong presence in the UK market. It operates its own brand and white label gambling services for leading UK media companies including ntl, the Sun Newspaper, Channel 4,
Five, Teletext and Flextech Television, among others.

The new company intends to capitalize on this, focusing on high end entertainment TV betting, using the television as the primary means of acquiring customers that can then be monetized through its other platforms.

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

RESEARCH AND DEVELOPMENT

We strive to develop the latest software and technology for the gaming market, and accordingly over 83 percent of our employees are involved in research and development. Research and development expenses for 2006 and 2007 were approximately $1,604,359 and $2,923,572 respectively, which represents approximately 43 percent and 47 percent of our total operating expenses for 2006 and 2007, respectively. We believe that research and development is one of the key reasons for our success and is crucial to our future prospects and it is our intention to continue to invest heavily in research and development in order to enhance our existing solutions and launch new products into the gaming market.

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

o PARTICIPATING TV.

Currently, we consider the primary competitors in the participation TV market to be Netplaytv (provider of participation TV solutions), and Yoomedia (U.K.- based interactive entertainment provider).

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

o On June 24, 2005, we filed a U.S. utility patent application entitled
"Multiplayer Card Tournaments and Methods" which was assigned to Gaming and than to RNG. In January 2008 we decided to abandon this application.

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

U.S. GAMING REGULATION

On October 13, 2006, President Bush signed into law the "Security and
Accountability for Every Port Act of 2006", which included the "Unlawful
Internet Gambling Enforcement Act of 2006" (the "Act"). The Act prohibits credit card companies and other financial institutions from paying or receiving funds for the purpose of internet gambling. The Act also authorizes state and federal law enforcement officials to seek injunctions against persons who facilitate illegal internet gambling. The Act requires the Department of the Treasury and the Federal Reserve Board (FRB) to draft regulations to require each "designated payment system" to identify and block these restricted transactions through the establishment of policies and procedures.

The relevant U.S. authorities may now become more active in seeking to enforce
U.S. laws against companies and persons based outside the U.S. or against companies that provide services to online gaming companies which could have a material adverse effect on us. Given the current regulation in the U.S. we did not directly market our gambling websites to individuals residing in the U.S.
Effective July 15, 2007 we ceased the operation of our marketing activity.

The World Trade Organization (`WTO') has found that the U.S. legislative position on internet gambling is in violation of US trade commitments and the
European Union's top financial regulator recently commented that the US position was `protectionist'. Whether this may prompt further action by the European
Union (`EU') remains to be seen.

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

There have recently been a number of legal developments associated with the manner in which the business of gaming, and in particular, Internet gaming, is treated in the UK and Continental Europe. Some of these developments can be considered as positive and some as negative.

U.K. REGULATION OF ONLINE GAMING

On April 7, 2005, the UK Gaming Act 2005 (the "UK Act") was given Royal Assent.
The UK Act introduces fundamental reforms of current gaming legislation, including online gaming. The UK Act envisages that a new single regulator, the
"Gaming Commission", would be formed and that the remaining provisions of the UK
Act came into force from the second half of 2005 onwards, with the full regime to be in place by September 2007.

All current legislation specifically relating to gaming, including online gaming, none of which we believe applies to our activities, will be repealed when the UK Act comes into force and most entities involved in the provision of gaming activities in the UK, including us, will be regulated by the Gaming
Commission. The Gaming Commission will have comprehensive powers which are set out in the UK Act.

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

REST OF EUROPE

With respect to Italy and Spain, recent willingness to regulate certain forms of internet gaming could be perceived as indicative of a liberalization of the internet gaming industry as a whole in those countries. However, at present, the form of regulation put forward by these jurisdictions has failed to create attractive market conditions for our licensees. As such, notwithstanding the fact that these markets may appear to be liberalizing, in practice, they have not liberalized in a manner, or to a degree, that is helpful to our business and operation. The Company and its licensee remain at risk that Italy and Spain may take aggressive action against parties whose operations at are not licensed pursuant to the regulatory regimes established by these countries.

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

EMPLOYEES

We have downsized our workforce and currently employ 14 employees, all of whom work full-time. None of our employees are covered by a collective bargaining agreement. We consider our relations with our employees to be good.

---------------------   ---------------------
ZONE4PLAY(ISRAEL) LTD             3
---------------------   ---------------------
MIXTV LTD                        11
---------------------   ---------------------

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

IF WE ARE UNABLE TO OBTAIN FINANCING NECESSARY TO SUPPORT OUR OPERATIONS, WE MAY
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

There can be no assurance that acceptable financing to fund our ongoing operations can be obtained on suitable terms, if at all. If we are unable to obtain the financing necessary to support our operations, we may be unable to continue as a going concern. In that event, we may be forced to cease operations and our stockholders could lose their entire investment in our company. Our audited financial statements included in this annual report for the period ended
December 31, 2007 contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

WE HAVE INCURRED LOSSES SINCE OUR INCEPTION, AND THERE IS NO ASSURANCE THAT
PROFITABLE OPERATIONS, IF ACHIEVED, CAN BE SUSTAINED.

We have not yet realized a profit, and we do not expect to be profitable in the near future. We cannot assure you that we will ever achieve profitability. At
December 31, 2007, we had an accumulated deficit of $17,335,988. We expect to incur substantial costs that may not be offset by increased revenues. These costs include the following: continued brand development, marketing and other promotional activities; continued product development, upgrading and maintenance of our software; increased administrative costs related to infrastructure and business support systems, the expansion of our product offerings and the continued enhancements to our technologies; and development of strategic business relationships.

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

WE HAVE FINANCED OUR OPERATIONS PRIMARILY THROUGH THE SALE OF EQUITY SECURITIES
AND MAY BE UNABLE TO CONTINUE TO DO SO.

Since inception through December 31, 2007, we have incurred a cumulative deficit of $17,335,988 and have raised net proceeds from the sale of equity securities of approximately $12,945,961. We may need to continue to finance our operations with the sale of equity securities. If we do so, our shareholders will experience dilution to their percentage interest in us, which may be substantial, and the new equity securities may have rights, preferences or privileges senior to those of existing holders of our shares of common stock.
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

WE DERIVE A SIGNIFICANT PORTION OF OUR REVENUES FROM A LIMITED NUMBER OF
CUSTOMERS.

In 2007, we derived approximately 79% of our revenues from three major customers: Two Way TV Australia (31%), Two Way Media Ltd (22%), and Two Way
Gaming Ltd (26%).

OUR INTERNAL CONTROL OVER FINANCIAL REPORTING WAS NOT CONSIDERED EFFECTIVE AS OF
DECEMBER 31, 2007 AND MAY CONTINUE TO BE INEFFECTIVE IN THE FUTURE, WHICH COULD
RESULT IN OUR FINANCIAL STATEMENTS BEING UNRELIABLE, GOVERNMENT
INVESTIGATION OR LOSS OF INVESTOR CONFIDENCE IN OUR FINANCIAL REPORTS.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish an annual report by our management assessing the effectiveness of our internal control over financial reporting. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Management's report as of the end of 2007 identified several material weaknesses and concluded that we did not have effective internal control over financial reporting. Ineffective internal controls can result in errors or other problems in our financial statements. In addition, our internal control over financial reporting has not yet been audited by our independent registered public accounting firm. Even if material weaknesses identified do not cause our financial statements to be unreliable, if we continue to be unable to assert that our internal controls are effective, our investors could still lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline. Failure to maintain effective internal control over financial reporting could also result in investigation or sanctions by regulatory authorities.

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
Although a majority of our revenues are transacted in U.S. Dollars, we are exposed to currency exchange fluctuations in other currencies such as the
British pound and the New Israeli Shekel. Moreover, a portion of our expenses in
Israel and UK are paid in Israeli currency (NIS) and pounds, which subjects us to the risks of foreign currency fluctuations. Our primary expenses paid in NIS are employee salaries and lease payments on our Israeli facilities

THE DOLLAR COST OF OUR OPERATIONS IN ISRAEL WILL INCREASE TO THE EXTENT
INCREASES IN THE RATE OF INFLATION IN ISRAEL ARE NOT OFFSET BY A DEVALUATION OF
THE NIS IN RELATION TO THE DOLLAR, WHICH WOULD HARM OUR RESULTS OF OPERATIONS.

Since a considerable portion of our expenses such as employees' salaries are linked to an extent to the rate of inflation in Israel, the dollar cost of our operations is influenced by the extent to which any increase in the rate of inflation in Israel is or is not offset by the devaluation of the NIS in relation to the dollar. As a result, we are exposed to the risk that the NIS, after adjustment for inflation in Israel, will appreciate in relation to the dollar. In that event, the dollar cost of our operations in Israel will increase and our dollar-measured results of operations will be adversely affected. During
2005, 2006 and 2007, the inflation adjusted NIS appreciated against the dollar, which raised the dollar cost of our Israeli operations. We cannot predict whether in the future the NIS will appreciate against the dollar or vice versa.
Any increase in the rate of inflation in Israel, unless the increase is offset on a timely basis by a devaluation of the NIS in relation to the dollar, will increase labor and other costs, which will increase the dollar cost of our operations in Israel and harm our results of operations.

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

OUR RESULTS OF OPERATIONS COULD BE NEGATIVELY AFFECTED BY THE OBLIGATIONS OF OUR
PERSONNEL TO PERFORM MILITARY SERVICE.

Our operations could be disrupted by the absence for significant periods of one or more of our executive officers, key employees or a significant number of other employees because of military service. Some of our executive officers and some of our male employees in Israel are obligated to perform military reserve duty, which could accumulate annually from several days to up to two months in special cases and circumstances. The length of such reserve duty depends, among other factors, on an individual's age and prior position in the army. In addition, if a military conflict or war occurs, these persons could be required to serve in the military for extended periods of time. Any disruption in our operations as the result of military service by key personnel could harm our business

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

ITEM 2. DESCRIPTION OF PROPERTY

On August 31, 2004, we entered into an agreement to lease premises located at
Atidim Park in Tel-Aviv, Israel. This location consisted of approximately 750 square meters of office space and the rent was approximately $7,500 per month.
The term of this lease is for five years beginning December 1, 2004. The rent on this property increases once every 12 months by 5% of the space rate ($0.70 per sq/ft). We do not own or lease any real property elsewhere. In June 2006, we entered into an agreement to rent an additional 270 square meters at the same building on the same terms as the first agreement and for the same period that was terminated on April 2007. In June 2007 we returned to the landlord 480 square meters- which decreased our rent expenses as of December 31, 2007 by approximately $4,900 per month. We believe that our current space is adequate for our needs.

ITEM 3. LEGAL PROCEEDINGS

We are not currently a party to, nor is any of our property currently the subject of, any pending legal proceeding. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders in the last quarter of our fiscal year ended December 31, 2007.

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

                                                        HIGH          LOW
                                                       -----         -----

FISCAL YEAR ENDED DECEMBER 31, 2007
First Quarter Ended March 31, 2007                     $0.45         $0.16
Second Quarter Ended June 30, 2007                     $0.17         $0.09
Third Quarter Ended September 30, 2007                 $0.13         $0.07
Fourth Quarter Ended December 31, 2007                 $0.14         $0.06

FISCAL YEAR ENDED DECEMBER 31, 2006
First Quarter Ended March 31, 2006                     $1.11         $0.45
Second Quarter Ended June 30, 2006                     $1.17         $0.71
Third Quarter Ended September 30, 2006                 $0.85         $0.60
Fourth Quarter Ended December 31, 2006                 $0.65         $0.35

As of March 26, 2008, there were 68 stockholders of record of our common stock.

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

We devote substantially all of our efforts toward conducting research, development and marketing of our technology. In the course of these activities, we have sustained operating losses and expect such losses to continue in the foreseeable future. To date, we have not generated sufficient revenues to achieve profitable operations or positive cash flow from operations. On December
31, 2007, we had a working capital deficit of $196,367 and an accumulated deficit of $17,335,988. There is no assurance that profitable operations, if ever achieved, will be sustained on a continuing basis. During the year ended
December 31, 2007, we derived approximately 79% of our revenues from three major customers.

We refer in this discussion to the fiscal years ended December 31, 2007 and
December 31, 2006, as "2007," and "2006," respectively.

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

Our auditors noted the following paragraphs regarding our ability to continue as a going concern:

"The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the consolidated financial statements, the Company has suffered losses from operations and has negative cash flows from operations that raises substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of these uncertainties".

DISCONTINUED OPERATION

Effective on July 15, 2007, our board of directors decided to cease the marketing services provided for gaming applications marketing activities through our subsidiary Get21. Consequently, assets, liabilities and operating results that were attributed to Get21 activity were presented as discontinued
operations. Under Statement of Financial Accounting Standards ("SFAS") No. 144
("SFAS 144"), when a component of an entity, as defined in SFAS 144, has been disposed of or is classified as held for sale, the results of its operations, including the gain or loss on its disposal should be classified as discontinued
operations and the assets and liabilities of such component should be classified as assets and liabilities attributed to discontinued operations, that is provided that the operations, assets and liabilities and cash flows of the component have been eliminated from the company's consolidated operations and the Company will no longer have any significant continuing involvement in the operations of the component.

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

IMPAIRMENT OF LONG-LIVED ASSETS:

Our long-lived assets are reviewed for impairment in accordance with SFAS 144, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value. As of
December 31, 2007, no impairment losses have been identified.

REVENUE RECOGNITION:

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

Revenues from services to affiliated company consists of development services provided to TWG on a Cost Plus basis

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

ACCOUNTING FOR STOCK-BASED COMPENSATION:

Effective January 1, 2006, we adopted the provisions of SFAS No. 123 (revised
2004), "Share-Based Payment" ("SFAS 123(R)"), which requires us to measure all employee stock-based compensation awards using a fair value method and record the related expense in the financial statements. We elected to use the modified prospective method of adoption which requires that compensation expense be recorded in the financial statements over the expected requisite service period for any new options granted after the adoption of SFAS 123(R) as well as for existing awards for which the requisite service has not been rendered as of the date of adoption and requires that prior periods not be restated.

The expected volatility is based on the historical volatility of the Company's stock. The risk-free interest rate assumption is based on observed interest rates appropriate for the expected term of the stock options granted. As permitted by SAB 107, the Company used the simplified method to compute the expected option term for options granted in 2007. The Company intends to adopt
SAB 110 as of January 1, 2008 and continue using the simplified method. The dividend yield assumption reflects the expected dividend yield based on historical dividends. Pre-vesting forfeiture rates were estimated based on pre-vesting forfeiture experience.

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

Our accounting for deferred taxes under SFAS No. 109, "Accounting for Income
Taxes" ("SFAS 109"), involves the evaluation of a number of factors concerning the realization of our deferred tax assets. In concluding that a valuation allowance is required, we primarily consider such factors as our history of operating losses and expected future losses in certain jurisdictions and the nature of our deferred tax assets. Management currently believes that it is more likely than not that the deferred tax regarding the carry forward of losses and certain accrued expenses will not be realized in the foreseeable future.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS:

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS
No. 157, "Fair Value Measurements" ("SFAS No. 157"). This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for the Company beginning January 1,
2008. The FASB issued a FASB Staff Position (FSP) to defer the effective date of
SFAS No. 157 for one year for all nonfinancial assets and nonfinancial liabilities, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company does not expect the adoption will have material impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for
Financial Assets and Financial Liabilities." This standard permits entities to choose to measure many financial assets and financial liabilities at fair value.
Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. As applicable to the Company, this statement will be effective as of the year beginning January 1, 2008. The Company does not expect the adoption of SFAS No. 159 to have a material impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations." SFAS
No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, the goodwill acquired, and any noncontrolling interest in the acquire. This Statement also establishes disclosure requirements to enable the evaluation of the nature and financial effect of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after
December 15, 2008. Earlier adoption is prohibited. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 141(R) on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in
Consolidated Financial Statements - an amendment of ARB No. 51." SFAS No. 160 establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. This Statement also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning on or after
December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 160 on its consolidated financial statements

In December 2007, the SEC issued Staff Accounting Bulleting No. 110 ("SAB 110")
relating to the use of a "simplified" method in developing an estimate of the expected term of "plan vanilla" share options. SAB 107 previously allowed the use of the simplified method until December 31, 2007. SAB 110 allows, under certain circumstances, to continue to accept the use of the simplified method beyond December 31, 2007. The adoption of SAB 110 will impact the consolidated financial statements since the Company uses the "simplified" method in developing an estimate of the expected term on its share options.

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2007 COMPARED TO YEAR ENDED
DECEMBER 31, 2006

REVENUES AND COST OF REVENUES

Total revenues for 2007 decreased by 29% to $1,143,204 from $1,619,630 in 2006.
The decrease in revenues due to a contract with Golden Palace Ltd for the license of our multiplayer tournaments blackjack that we had in 2006 offset by revenues to we have due to a service agreement to Two Way Gaming, our jointly hold company with Two Way Media.

Cost of revenues for 2007 increased by 59% to $628,542 from $394,447 for 2006.
Gross profit decreased by 58% for 2007 to $514,662 from $1,225,183 in 2006. The increase in the cost of revenues is attributable to costs related to our service agreement with Two Way Gaming, our jointly hold company with Two Way Media

RESEARCH AND DEVELOPMENT

Research and development expenses for 2007 decreased by 45% to $1,604,359 from
$2,923,572 for 2006. The decrease is primarily attributable to the lay off of employees, decreased general and administrative expenses allocated to the research and development department as a result of lay off of employees, allocation of employees to the cost of service due to our our service agreement with Two Way Gaming, our jointly hold company with Two Way Media , and decreased stock based compensation due to headcount reduction.

SALES AND MARKETING

Sales and marketing expenses for 2007 decreased by 90% to $190,516 from
$1,859,279 for 2006. The decrease in sales and marketing expenses is primarily attributable to a portion of the amortization of deferred compensation to stock options granted to our former Chief Executive Officer ("CEO") in the amount of
$893,657 as a result of adopting SFAS 123(R) effective January 1, 2006, to lay off of employees, to cancellation of a liability to our former CEO, which was recorded in 2006 and was cancelled pursuant to the agreement signed between the
Company and the former CEO on July 31, 2007, and to accounting charges related to the adoption of SFAS 123(R) effective January 1, 2006 that we had in 2006, and to decreased travel expenses.

GENERAL AND ADMINISTRATIVE

General and administrative expenses for 2007 decreased by 25% to $1,539,642 from
$2,061,975 for 2006. The decrease in general and administrative expenses is primarily attributable to expenses in 2006 that were not included in 2007 expenses, including a portion of the amortization of deferred compensation to stock options granted to our former CEO in the amount of $223,414 as a result of adopting SFAS 123(R) effective January 1, 2006, additional expenses in relation to the possible admission of our shares to trade on AIM, a market operated by the London Stock Exchange plc, and to expenses related to evaluation of the spin off of our multi player black jack tournaments application and due to accounting charges as a result of adopting SFAS 123(R) effective January 1, 2006 that we had in 2006 offset by an allowance for doubtful debt in the amount of $405,452 owed to us by Golden Palace that was recorded in our indirect subsidiary RNG. In addition, in 2007, we cancelled a liability to our former CEO, which was recorded in 2006, pursuant to the agreement signed between the Company and the former CEO on July 31 in the amount of $305,727.

NET LOSS AND NET LOSS PER SHARE

Net loss from continuing operations for 2007 was $3,311,826 as compared to net loss of $5,634,836 for 2006. Net loss per share for 2007 was $0.13 as compared to $0.21 for 2006. The net loss decreases in 2007 were mainly due to amortization of deferred compensation to stock options granted to our former CEO in the amount of $1,117,071, due to a decrease in operating expenses mainly due to layoff of employees, due to decreased stock based compensation due to headcount reduction and to cancellation of a liability to our former CEO, which was recorded in 2006 and was cancelled pursuant to the agreement signed between the Company and the former CEO on July 31, 2007, offset by increased legal expenses due to this settlement agreement, an allowance for doubtful debt in the amount of $405,452 in our indirect subsidiary RNG. Our weighted average number of shares of common stock used in computing basic and diluted net loss per share for 2007 was 32,319,031 as compared to a number of 30,400,789 in 2006. The increase was due to the issuance of additional shares in two private placements in March 2006.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31 2007, our total current assets were $395,885 and our total current liabilities were $592,252. At December 31, 2007, we had a working capital deficit of $196,367 and an accumulated deficit of $17,335,988. We finance our operations with a combination of securities issuances and revenues from product sales.

We had working capital deficit of $196,367 on December 31, 2007 compared with a working capital surplus of $2,900,177 on December 31, 2006. Cash and cash equivalents on December 31, 2007 were $147,046, a decrease of $2,872,236 from the $3,019,282 reported on December 31, 2006. Cash balances increased in the year ended December 31, 2007 primarily as a result of our net loss for the year ended December 31, 2007.

Operating activities used cash of $2,848,340 in the year ended December 31,
2007. Cash used by operating activities in the year ended December 31, 2007 results primarily from a net loss of $3,987,994, a $917,748 decrease in account receivables, a $267,186 increase in amortization of deferred compensation,
$668,704 of depreciation and amortization, $363,273 decrease in accrued expenses and other liabilities, and $295,323 decrease in trade payables.

Investing activities used cash of $10,935 in the year ended December 31, 2007.
Cash used by investing activities in the year ended December 31, 2007 results from the purchase of computer and software equipment and office furnishings.

Financing activities used cash of $23,617 in the year ended December 31, 2007.
Cash used by financing activities in the year ended December 31, 2007 resulted primarily to short-term back borrowings and to payments to third parties in connection with private placements held in March 2006.

On July 31 2007, the Company entered into an agreement with its former CEO and current director, Shimon Citron, who is the main shareholder of the Company and certain of his affiliates, which resolved all disputes between them (the
"Settlement Agreement"). the CEO's undertakings under the Settlement Agreement, the Company has agreed to pay certain payments based on certain prices of the
Company's shares and in addition granted to a company fully owned by the former
CEO 500,000 fully vested options at an exercise price of $0.575 per share, and extended the exercise period of previously granted options in 3 more years. The fair value of the option at the grant date and the modifications for the previously granted option were immaterial.

On March 10, 2008, our board of directors (the "Board") approved the entry of the Company into a convertible debt transaction with our director, Mr. Shimon
Citron. The transaction is subject to shareholder approval at a special meeting in lieu of an annual meeting planned for April 10, 2008 or a later practical date (the "Meeting"). The transaction is documented by a Convertible Loan
Agreement, a Convertible Promissory Note, a Security Agreement and a Common
Stock Purchase Warrant, all of which are dated as of March 6, 2008, and are collectively referred to as the "Loan Agreement Documents." The transaction was approved by a majority of the Board (not including the vote of Mr. Citron). The
Board recommended that the shareholders approve the transaction as being in the best interests of the Company. The affirmative vote of a majority of shares of our Common Stock represented at the Meeting is required in order to approve the
Loan Agreement Documents.

Under the Loan Agreement Documents, Mr. Citron would provide the Company with a loan in the aggregate principal amount of $500,000, which is to be advanced to the Company in seven installments of different amounts commencing February 24,
2008 and ending July 9, 2008. As of the date hereof, payments in the aggregate amount of $100,000 have been transferred to the Company. If the transaction is not approved by the shareholders at the Meeting, Mr. Citron will have the right to a return of the advances made to the Company together with 15% interest through the date of repayment, or to convert any amount already advanced to the
Company into shares of the Company's Common Stock and Warrants to purchase shares of Common Stock.

In addition, the parties agreed to the following in the Loan Agreement
Documents:

     o The Company would issue a Secured Promissory Note to Mr. Citron, which
Note shall be convertible into shares of the Company's Common Stock at a per-share conversion price equal to the average closing price of the Company's
Common Stock for the five trading days preceding the date on which the first monthly installment if advanced by Mr. Citron. The first advance occurred on
February 24, 2008. The conversion price based on the foregoing formula is
$0.0595 per share of Common Stock. The Note will accrue interest at a rate of
15% per annum. Payment of principal and interest by the Company will be payable in cash, or at the election of Mr. Citron in shares of Common Stock valued at
$0.0595. The Note also contains customary events of default, including receivership or bankruptcy proceedings, judgments in access of $100,000, and certain trading and SEC suspensions. The Note Matures on March 6, 2009.

     o The Company would issue to Mr. Citron a five-year Common Stock Purchase
Warrant to purchase up to $500,000 worth of shares of Common Stock of the
Company, calculated as $500,000 divided by the conversion price set forth above.
The Warrant would permit the purchase of 8,403,361 shares of Common Stock at a price of $0.0595 per share.

     o The Company would enter a Security Agreement to secure the performance by the Company of its obligations under the Loan Agreement Documents. The Company has agreed to grant to Mr. Citron a first ranking priority security interest in substantially all of the assets of the Company.

     o The Company would agree to file within 60 days of conversion of the Note a registration statement with the SEC, to register resales of the shares issued to Mr. Citron under the Note and the Warrant. Mr. Citron will have the option for one year from the effective date of such registration statement to purchase up to an additional $500,000 worth of Common Stock and Warrants at a price of
$0.0595 per share.

OUTLOOK

We believe that our future success will depend upon our ability to enhance our existing products and solutions and introduce new commercially viable products and solutions addressing the demands of the evolving markets. As part of the product development process, we work closely with current and potential customers, distribution channels and leaders in our industry to identify market needs and define appropriate product specifications. Our current anticipated levels of revenue and cash flow are subject to many uncertainties and cannot be assured. In order to have sufficient cash to meet our anticipated requirements for the next twelve months, we will be dependent upon our ability to obtain additional financing. The inability to generate sufficient cash from operations or to obtain the required additional funds could require us to curtail operations. We are attempting to reduce our operating expenses from $450,000 a month to below $130,000 per month and have already downsized our workforce to 14 full time basis employees. There can be no assurance that acceptable financing to fund our ongoing operations can be obtained on suitable terms, if at all. If we are unable to obtain the financing necessary to support our operations, we may be unable to continue as a going concern. In that event, we may be forced to cease operations and our stockholders could lose their entire investment in our company.

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
dollars. We review our monthly expected non-U.S. dollar denominated expenditures and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations and this has resulted in a foreign exchange expense of $58,655 and
$124,796 in 2006 and 2007, respectively.

In 2007 the company recorded an option granted to Winner.com (UK) Ltd ("winner")
with respect to 7.5% of its holding in TWG in fair value. The fair value was estimated by evaluation model. The fair value of the option as of December 31,
2007 was $206,768.

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

Interest income and gains from bank deposits were $31,664 in 2007 and $67,836 in
2006.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

On June 29, 2006, we filed a Current Report on Form 8-K which was amended on
July 10, 2006, to report the change in our independent registered public accounting firm. Our Audit Committee authorized the engagement of Ziv Haft, a member of the BDO Network ("BDO"), as the new independent auditor to audit our financial statements. This appointment replaced Kost, Forer, Gabbay & Kassierer a Member of Ernst & Young Global ("E&Y") which was dismissed by our Audit
Committee effective on June 23, 2006 as the independent accountant engaged to audit our financial Statements. E&Y performed the audit of our financial statements since inception. The reports of E&Y on the financial statements for the fiscal years ended December 31, 2004 and December 31, 2005 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. During the fiscal years ended December 31, 2004 and December 31, 2005 and the subsequent interim period prior to its dismissal, there were no disagreements with E&Y on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to E&Y's satisfaction would have caused E&Y to make reference to this subject matter of the disagreements in connection with its reports or any reportable events as defined in Item 304(a)(1)(iv)(B) of Regulation S-B, promulgated under the Securities
Exchange Act of 1934, as amended.

ITEM 8A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our board of directors, and our Chief Executive Officer and principal financial officer, of the effectiveness of our disclosure controls and procedures pursuant to Exchange
Act Rules 13a-15 and 15d-15.

Based upon the evaluation conducted by management in connection with the audit of the Company's financial statements for the year ended December 31, 2007, we identified material weaknesses in our internal control over financial reporting as described below. A material weakness is "a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected by us in a timely manner." As a result of this material weakness, our CEO and principal financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2007.

ITEM 8A(T). CONTROLS AND PROCEDURES.

We are responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway
Commission in INTERNAL CONTROL-INTEGRATED FRAMEWORK. Based on our evaluation and the material weaknesses described below, management concluded that the Company did not maintain effective internal control over financial reporting as of
December 31, 2007.

Management has identified control deficiencies regarding: 1) lack of segregation of duties; 2) qualification and training of employees and, 3) the need for stronger internal control environment. Management of the Company believes that these material weaknesses are due to the small size of the Company's staff, exacerbated by the resignations of the Company's CEO and Chief Financial Officer
in 2007. Management took action to replace these positions; however, the small size of the Company may continue to make it challenging to maintain adequate controls in the future, such as segregation of duties, due to the potential costs of such remediation.

The ineffectiveness of internal controls as of December 31, 2007 stemmed in large part from several significant changes of the Company's executive officers, discontinued operations and personnel cutback. Although we believe the time to adapt in the next year will help position us to provide improved internal control functions into the future, in the interim, these changes caused control deficiencies, which in the aggregate resulted in a material weakness.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

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

The rest of the information relating to our directors, nominees for election as directors and executive officers under the headings "Re-Election of Elected
Directors" and "Executive Officers" in our definitive proxy statement for our
Special Meeting in Lieu of an Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

ITEM 10. EXECUTIVE COMPENSATION

The discussion under the heading "Executive Compensation" in our definitive proxy statement for our Special Meeting in Lieu of an Annual Meeting of
Stockholders is incorporated herein by reference to such proxy statement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS

The discussion under the heading "Security Ownership of Certain Beneficial
Owners and Management" in our definitive proxy statement for our Special Meeting in Lieu of an Annual Meeting of Stockholders is incorporated herein by reference to such proxy stat statement.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The discussion under the heading "Certain Relationships and Related
Transactions" in our definitive proxy statement for our Special Meeting in Lieu of an Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

ITEM 13. EXHIBITS

Reference is made to the Exhibit Index appearing immediately after the signature page below.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The discussion under the heading "Information Concerning Our Independent
Registered Public Accounting Firm" in our definitive proxy statement for our
Special Meeting in Lieu of an Annual Meeting of Stockholders is incorporated herein by reference to such proxy statement.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  ZONE 4 PLAY, INC.

                                                  By: /s/ Steve Baker
                                                  ---------------------
                                                  Steve Baker
                                                  Chief Executive Officer

                                                  Date: April 14, 2008

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated

    SIGNATURE                          TITLE                          DATE
    ---------                          -----                          ----

/s/ Steve Baker               Chief Executive Officer             April 14, 2008
------------------
Steve Baker

/s/ Shimon Citron             Director                            April 14, 2008
------------------
Shimon Citron

/s/ Adiv Baruch               Director                            April 14, 2008
------------------
Adiv Baruch

/s/ Niv Zilberstein           Director                            April 14, 2008
-------------------
Niv Zilberstein

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

10.1      Amendment to 2004 Global Share Option Plan of Zone 4 Play, Inc.
          (incorporated by reference to Exhibit 10.1 to the Company's Current
          Report on Form 8-K filed with the Securities and Exchange Commission on May 10, 2006).+

10.2      Option Agreement between Zone 4 Play, Inc. and Citron Investments Ltd.
          dated April 3, 2006 (incorporated by reference to Exhibit 10.1. to the
          Company's Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on August 15, 2006).

10.3      Share Subscription and Option Agreement dated September 14, 2006, by and among, RNG Gaming Ltd., Golden Palace Ltd. and Gaming Ventures
          plc. (incorporated by reference to Exhibit 10.1 to the Company's
          Current Report on Form 8-K filed with the Securities and Exchange
          Commission on September 14, 2006).

10.4      Software License Agreement dated October 31, 2006, by and among, RNG
          Gaming Ltd. and Golden Palace Ltd. (incorporated by reference to
          Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 6, 2006).

10.5      Securities Purchase Agreement dated January 3, 2005 by and among the
          Company and a list of the purchasers identified on the signature pages thereto (incorporated by reference to Exhibit 4.1 to the Company's
          Current Report on Form 8-K filed with the Securities and Exchange
          Commission on January 7, 2005).

10.6      Agreement dated January 17, 2005 between Eurobet UK Limited and Zone
          Play (UK) Limited (incorporated by reference to Exhibit 10.1 to the
          Company's Current Report on Form 8-K filed with the Securities and
          Exchange Commission on January 24, 2005).

10.7      Agreement, dated January 17, 2005 between Eurobet UK Limited and
          Zone4Play (UK) Limited (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K/A filed with the Securities and Exchange Commission on April 28, 2005).

10.8      Securities Purchase Agreement dated January 27, 2005 among the Company and the purchasers identified on the signature pages thereto
          (incorporated by reference to Exhibit 4.1 to the Company's Current
          Report on Form 8-K filed with the Securities and Exchange Commission on January 27, 2005)

10.9      Securities Purchase Agreement dated March 20, 2006 between the Company and certain accredited investors (incorporated by reference to Exhibit
          10.1 to the Company's Current Report on Form 8-K filed with the
          Securities and Exchange Commission on March 24, 2006).

10.10     Securities Purchase Agreement dated March 29, 2006 between the Company and certain accredited investors (incorporated by reference to Exhibit
          10.1 to the Company's Current Report on Form 8-K filed with the
          Securities and Exchange Commission on March 31, 2006).

10.11     Director Appointment Agreement dated as of January 15, 2006 by and between Zone 4 Play, Inc. and Adiv Baruch (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 18, 2006).+

10.12     Agreement dated July 31, 2007, by and between the registrant, Zone 4
          Play, Inc. and Zone 4 Play (Israel) Ltd. on one hand, and Mr. Shimon
          Citron, Citron Investments Ltd., and Winner Sports 2002 (Israel) Ltd.
          on the other hand (incorporated by reference to Exhibit 10.1 to the
          Company's Current Report on Form 8-K filed with the Securities and
          Exchange Commission on August 6, 2007. +

10.13     Grant Letter dated November 6, 2007 by and between Zone 4 Play, Inc.
          and Winner.com (UK) Ltd (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and
          Exchange Commission on November 14, 2007).

10.14     Shareholders Agreement dated November 6, 2007 by and between Zone 4
          Play, Inc. and Two Way Media Limited(incorporated by reference to
          Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 14, 2007)

10.15     Termination Agreement dated November 6, 2007 by and among Zone 4 Play,
          Inc., Winner.com (UK) Ltd and Two Way Media Limited(incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K
          filed with the Securities and Exchange Commission on November 14,
          2007)

10.16     Convertible Loan Agreement dated as of March 6, 2008(incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K
          filed with the Securities and Exchange Commission on March 14, 2008)

10.17     Convertible Promissory Note dated as of March 6, 2008(incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K
          filed with the Securities and Exchange Commission on March 14, 2008)

10.18     Security Agreement dated as of March 6, 2008(incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2008)

10.19     Common Stock Purchase Warrant dated as of March 6, 2008(incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form
          8-K filed with the Securities and Exchange Commission on March 14,
          2008).

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

21.1      List of Subsidiaries*

23.1      Consent of Ziv Haft, a member of the BDO network.*

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

                       ZONE4PLAY INC. AND ITS SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                             AS OF DECEMBER 31, 2007

                                 IN U.S. DOLLARS

                                      INDEX

                                                                      PAGE
                                                                   ----------

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                F-1

CONSOLIDATED BALANCE SHEETS                                          F-2-F-3

CONSOLIDATED STATEMENTS OF OPERATIONS                                  F-4

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY                          F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS                                F-6-F-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                           F-8-F-27
Zvi Haft Cetified Public Accountants(Isr.)

                        REGISTERED PUBLIC ACCOUNTING FIRM

                             TO THE SHAREHOLDERS OF
                                 ZONE4PLAY INC.

     We have audited the accompanying consolidated balance sheets of Zone4Play
Inc. (the "Company") and its subsidiaries as of December 31, 2007 and 2006 and the related consolidated statements of operations, changes in stockholder's equity and cash flows for the two years in the period ended December 31, 2007.
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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 2007 and 2006 and the related consolidated results of their operations and cash flows for the two years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 2I to the consolidated financial statements, the
Company changed its method of accounting for share-based compensation effective
January 1, 2006 to conform with FASB Statement of Financial Accounting Standards
No. 123 (revised 2004), "Share-Based Payment".

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note
1(b) to the consolidated financial statements, the Company has suffered losses from operations and has negative cash flows from operations that raise substantial doubt about the Company's ability to continue as a going concern.
Management's plans as to these matters are also discussed in the note. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of these uncertainties.

Tel Aviv, Israel
April 14, 2008

                                                           Ziv Haft
                                             Certified Public Accountants (Isr.)
                                                        BDO Member Firm

                                     F - 1

                                          ZONE 4 PLAY, INC. AND ITS SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
U.S. DOLLARS, EXCEPT SHARE DATA

                                                                                            DECEMBER 31,
                                                                                    --------------------------
                                                                                       2007            2006
                                                                                    ----------      ----------
    ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                         $  147,046      $3,019,282
  Trade receivables
   (net of allowance for doubtful accounts of $405,452 as of December 31,2007)         117,793       1,005,161
  Other accounts receivable, prepaid expenses and related parties (Note 3)             131,046         163,525
                                                                                    ----------      ----------

TOTAL current assets                                                                   395,885       4,187,968
                                                                                    ----------      ----------

RELATED PARTIES (Note 8)                                                               294,526               -
                                                                                    ----------      ----------

SEVERANCE PAY FUND                                                                      78,453         104,729
                                                                                    ----------      ----------

PROPERTY AND EQUIPMENT, NET (Note 4)                                                   322,581         665,244
                                                                                    ----------      ----------

ACQUIRED TECHNOLOGY, NET (Note 5)                                                      107,309         440,641
                                                                                    ----------      ----------

ASSETS ATTRIBUTED TO DISCONTINUED OPERATIONS (Note 14)                                  31,506          34,919
                                                                                    ----------      ----------

Total assets                                                                        $1,230,260      $5,433,501
                                                                                    ==========      ==========

The accompanying notes are an integral part of the consolidated financial statements.

                                     F - 2

                                          ZONE 4 PLAY, INC. AND ITS SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
U.S. DOLLARS, EXCEPT SHARE DATA

                                                                                         DECEMBER 31,
                                                                               -------------------------------
                                                                                   2007              2006
                                                                               ------------       ------------
    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-term bank credit (Note 6)                                              $          -       $     16,750
  Trade payables                                                                    115,968            291,822
  Employees and payroll accruals                                                    287,441            427,106
  Accrued expenses and other liabilities                                            188,843            552,113
                                                                               ------------       ------------

TOTAL current liabilities                                                           592,252          1,287,791
                                                                               ------------       ------------

LONG TERM LIABILITIES:

  Call option (Note 8)                                                              206,768            114,850
  Accrued Severance pay                                                             140,293            281,834
                                                                               ------------       ------------

 TOTAL long term liabilities                                                        347,061            396,684
                                                                               ------------       ------------

LIABILITIES ATTRIBUTED TO DISCONTINUED OPERATIONS (Note 14)                          25,051            144,520

TOTAL liabilities                                                                   964,364          1,828,995
                                                                               ------------       ------------

COMMITMENTS AND CONTINGENT LIABILITIES (Note 7)                                           -                  -

INVESTMENT IN AFFILIATED COMPANY (Note 8)                                           516,355                  -

MINORITY INTEREST                                                                         -            138,374

STOCKHOLDERS' EQUITY (DEFICIT)(Note 10):
  Common stock of $ 0.001 par value:
  Authorized: 75,000,000 shares at December 31, 2007 and 2006; Issued and
    outstanding: 32,319,031 shares at December 31, 2007 and 2006,                    32,319             32,319
  Additional paid-in capital                                                     17,060,714         16,800,395
  Accumulated other comprehensive loss                                               (7,504)           (18,588)
  Accumulated deficit                                                           (17,335,988)       (13,347,994)
                                                                               ============       ============

TOTAL stockholders' equity (deficit)                                               (250,459)         3,466,132
                                                                               ------------       ------------

TOTAL liabilities and stockholders' equity                                     $  1,230,260       $  5,433,501
                                                                               ============       ============

The accompanying notes are an integral part of the consolidated financial statements.

                                     F - 3

                                          ZONE 4 PLAY, INC. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
U.S. DOLLARS, EXCEPT SHARE DATA

                                                                                            YEAR ENDED
                                                                                            DECEMBER 31,
                                                                                  -------------------------------
                                                                                      2007              2006
                                                                                  ------------       ------------

  Revenues:
   Revenues from software applications                                            $    849,578       $  1,619,630
   Revenues from services to affiliated company                                        293,626                  -

Total revenues                                                                    $  1,143,204       $  1,619,630
                                                                                  ------------       ------------

 Cost of revenues                                                                      628,542            394,447
                                                                                  ------------       ------------

 Gross profit                                                                          514,662          1,225,183
                                                                                  ------------       ------------

 Operating expenses:
   Research and development                                                          1,604,359          2,923,572
   Selling and marketing                                                               190,516          1,859,279
   General and administrative                                                        1,539,642          2,061,975
                                                                                  ------------       ------------

 TOTAL operating expenses                                                            3,334,517          6,844,826
                                                                                  ------------       ------------

 Operating loss                                                                      2,819,855          5,619,643
 Financial expenses (income), net (note 13)                                            185,050             (9,181)
 Other income                                                                          (71,060)                 -
                                                                                  ------------       ------------

 Loss before Taxes on income                                                         2,933,845          5,610,462
 Taxes on income (note 12)                                                                   -                  -
                                                                                  ------------       ------------

                                                                                     2,933,845          5,610,462

 Equity in losses of affiliated company                                                516,355
 Minority interests in losses (profit) of subsidiaries                                 138,374            (24,374)
                                                                                  ------------       ------------

 Net loss from continuing operation                                               $  3,311,826       $  5,634,836
                                                                                  ============       ============
 Net loss from discontinued operation, net (Note 14)                                   676,168            790,115
                                                                                  ============       ============
 Net Loss                                                                            3,987,994       $  6,424,951
                                                                                  ============       ============

 Basic and diluted net loss per share from continuing operation                   $       0.10       $       0.19
                                                                                  ============       ============
 Basic and diluted net loss per share from discontinued operation                 $       0.03       $       0.02
                                                                                  ============       ============
 Total Basic and diluted net loss per share                                       $       0.13       $       0.21
                                                                                  ============       ============

 Weighted average number of common stock used in computing basic and diluted
    net loss per share                                                              32,319,031         30,400,789
                                                                                  ============       ============

The accompanying notes are an integral part of the consolidated financial statements.

                                     F - 4

                                          ZONE 4 PLAY, INC. AND ITS SUBSIDIARIES
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------
U.S. DOLLARS, EXCEPT SHARE DATA

                                                                                                                              ACCUMULATED
                                                                                                                                 OTHER                                                  TOTAL
                                                                                              ADDITIONAL        DEFERRED      COMPREHENSIVE                           TOTAL         STOCKHOLDERS'
                                                            COMMON             SHARE           PAID-IN           STOCK           INCOME          ACCUMULATED      COMPREHENSIVE         EQUITY
                                                             STOCK            CAPITAL          CAPITAL        COMPENSATION       (LOSS)            DEFICIT             LOSS          (DEFICIENCY)
                                                          ------------      ------------     ------------      -----------     ------------      ------------      ------------      ------------
                                                             NUMBER            AMOUNT
                                                          ------------      ------------

Balance as of December 31, 2005                             24,039,963            24,040        8,975,273         (774,952)         (16,638)       (6,923,043)       (3,987,534)        1,284,680

Reclassification of deferred stock Compensation                                                  (774,952)         774,952                -                 -                 -                 -
Issuance of shares to service provider                          30,000                30           17,970                -                -                 -                 -            18,000
Issuance of shares and warrants, net                         8,234,485             8,234        6,346,856                -                -                 -                 -         6,355,090
Exercise of employees stock options                             14,583                15            8,506                -                -                 -                 -             8,521
Issuance of warrants to service providers                                                          61,750                -                -                 -                 -            61,750
Stock - based compensation                                           -                 -        1,823,842                -                -                 -                 -         1,823,842
Change in proportionate share of subsidiary equity
  resulting from additional equity raised (Note
  10(b)(8))                                                          -                 -          341,150                -                -                 -                 -           341,150
Foreign currency translation adjustments                             -                 -                -                -           (1,950)                -            (1,950)           (1,950)
Net loss                                                             -                 -                -                -                -        (6,424,951)       (6,424,951)       (6,424,951)
                                                          ------------      ------------     ------------      -----------     ------------      ------------      ------------      ------------

Balance as of December 31, 2006                             32,319,031      $     32,319     $ 16,800,395      $         -     $    (18,588)     $(13,347,994)     $ (6,426,901)     $  3,466,132
                                                          ============      ============     ============      ===========     ============      ============      ============      ============

Issuance cost of provision issued shares and warrants                -                 -           (6,867)               -                -                 -                 -            (6,867)
Stock - based compensation                                           -                 -          267,186                -                -                 -                 -           267,186
Foreign currency translation adjustments                             -                 -                -                -           11,084                 -            11,084            11,084
Net loss                                                             -                 -                -                -                -        (3,987,994)       (3,987,994)       (3,987,994)
                                                          ============      ============     ============      ===========     ============      ============      ============      ============

Balance as of December 31, 2007                             32,319,031      $     32,319     $ 17,060,714      $         -     $     (7,504)     $(17,335,988)     $ (3,976,910)         (250,459)
                                                          ------------      ------------     ------------      -----------     ------------      ------------      ------------      ------------

The accompanying notes are an integral part of the consolidated financial statements.

                                     F - 5

                                          ZONE 4 PLAY, INC. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
U.S. DOLLARS, EXCEPT SHARE DATA

                                                                                        YEAR ENDED
                                                                                        DECEMBER 31,
                                                                               ----------------------------
                                                                                  2007             2006
                                                                               -----------      -----------

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                                                     $(3,987,994)     $(6,424,951)
  Adjustments required to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                  668,704          655,737
    Loss on sale of property and equipment                                          24,166                -
    Decrease (increase) in trade and other accounts receivable and prepaid
      expenses                                                                     917,748         (916,930)
    Amortization of deferred compensation                                          267,186        1,823,842
    Increase (decrease) in trade payables                                         (295,323)         (45,284)
    Increase (decrease) in employees and payroll accruals                         (139,665)          77,906
    Increase (decrease) in accrued expenses and other liabilities                 (363,272)         471,862
    Increase in related parties                                                   (294,526)               -
    Equity in losses of affiliated company                                         516,355                -
    Minority interests in (loss) profits of subsidiaries                          (138,374)          24,374
    Change in value of call option                                                  91,918
    Accrued severance pay ,net                                                    (115,263)         (16,923)
    Issuance of options and common stock as a compensation to service
      providers                                                                          -           79,750
                                                                               -----------      -----------

Net cash used in operating activities                                           (2,848,340)      (4,270,617)
                                                                               -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of property and equipment                                               (10,935)        (245,028)
                                                                               -----------      -----------

Net cash used in investing activities                                              (10,935)        (245,028)
                                                                               -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from Issuance of shares and warrants, net                                (6,867)       6,355,090
  Proceeds from exercise of stock option                                                 -            8,521
  Repayment of short-term bank credit, net                                         (16,750)            (996)
  Issuance in subsidiary to a minority shareholders                                      -          570,000
                                                                               -----------      -----------

Net cash provided (used in) by financing activities                                (23,617)       6,932,615
                                                                               -----------      -----------

Effect of exchange rate changes on cash and cash equivalents                        10,656           (1,723)
                                                                               -----------      -----------

Increase (decrease) in cash and cash equivalents                                (2,872,236)       2,415,247
Cash and cash equivalents at the beginning of the period                         3,019,282          604,035
                                                                               -----------      -----------

Cash and cash equivalents at the end of the period                             $   147,046      $ 3,019,282
                                                                               ===========      ===========

The accompanying notes are an integral part of the consolidated financial statements.

                                     F - 6

                                          ZONE 4 PLAY, INC. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
U.S. DOLLARS, EXCEPT SHARE DATA

                                                                                             YEAR ENDED
                                                                                   ---------------------------------
                                                                                        2007              2006
                                                                                   -------------      --------------

NON-CASH TRANSACTION
  Purchase of property and equipment                                               $            -     $       51,589
                                                                                   ==============     ==============

  Issuance of shares in respect of minority interest acquisition in subsidiary     $            -     $            -
                                                                                   ==============     ==============

   Gain on realization of shareholdings                                            $            -     $      341,150
                                                                                   ==============     ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
  Cash paid during the period for:
  Interest                                                                         $        2,248     $        2,041
                                                                                   ==============     ==============

The accompanying notes are an integral part of the consolidated financial statements.

                                     F - 7

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

          The Company conducts its operations and business with and through its subsidiaries, (1) Zone4Play (Delaware), (2) Zone4Play Limited, an
          Israeli corporation incorporated in July 2001, which is engaged in research and development and marketing of the applications, (3)
          Zone4Play (UK) Limited, a United Kingdom corporation, incorporated in
          November 2002, which is engaged in marketing of the applications, (4)
          MixTV Ltd., an Israeli corporation which develops and markets participation TV games applications(see note 1d)., and (5) Gaming
          Ventures Plc ("Gaming") , a company incorporated in the Isle of Man
          (see note 1e).

          The Company's shares are currently traded on the OTC Bulletin Board under the trading symbol "ZFPI.OB."

     b.   The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The
          Company has suffered losses from operations and negative cash flows from operations since inception. For the year ended December 31, 2007 the Company incurred a loss from continuing operations of $3,311,826, negative cash flows from operations of $2,848,340 and has an accumulated deficit of $17,335,988 as of December 31, 2007.

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
          As part of the Company's plan to secure ongoing operations, management entered into a convertible loan agreement that is still subject to shareholders approval as discussed in note 16 The consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

                                     F - 8

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

          The Company derived approximately 79% of its revenues in the year 2007 from 3 major customers (see Note 8b).

                                     F - 9

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

                                                                %
                                                   -----------------------------

          Computers and peripheral equipment                   33
          Electronic devices                                   15
          Leasehold improvements                   Over the shorter of the lease
                                                   term or useful economic life

                                     F - 10

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
          Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value. As of December 31, 2007 and 2006 no impairment losses have been identified.

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

          Severance expenses for the years ended December 31, 2007, and 2006 amounted to $ 115,263 $ and 133,517 , respectively.

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

          SFAS 123R superseded the Company's previous accounting for its employee stock option plans using the intrinsic value-based method of accounting prescribed under Accounting Principles Board Opinion No. 25 and related interpretations ("APB 25"). The Company elected to adopt the modified prospective transition method permitted by SFAS 123R.
          Under such transition method, the new standard has been implemented as from January 1, 2006, with no restatement of prior periods to reflect the fair value method of expensing share-based compensation.

                                     F - 11

                                          ZONE 4 PLAY, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS, EXCEPT SHARE DATA

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES (CONT.)

          The Company has expensed compensation costs, net of estimated forfeitures, applying the straight line method, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and previously presented in the pro forma footnote disclosures. Results for prior periods have not been restated
          as explained above. For the years ended December 31, 2007 and 2006, the Company recorded stock-based compensation costs in the amount of
          $267,186 and $1,823,842 respectively. The total unrecognized compensation cost on employee stock options amounted to $465,546 at
          December 31, 2007, and is expected to be recognized over a weighted average period of 2 years.

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

          The Company is entitled to royalties from revenue sharing arrangements upon sublicensing of the Company's products to end-users. The Company recognizes royalties from revenue sharing arrangements during the period based on reports obtained from its customers through the relevant reporting period on a monthly basis

          Revenues from services to affiliated company consists of development services provided to TWG (see Note 8) on a Cost Plus basis.

          During fiscal 2007 the Company was not involved in multiple arrangements. In fiscal 2006 the arrangements that include multiple elements were usually arrangements where the Company sells software products and Post Contract Support ("PCS"). For these multiple elements, SOP 97-2 requires that the fair value of each component in a multiple element arrangement will be determined based on the vendor's specific objective evidence ("VSOE") for that element, and revenue is allocated to each component based on its fair value. SOP 98-9 requires that revenue be recognized under the "residual method" when VSOE does not exist for all the delivered elements, VSOE of fair value exists for all undelivered elements, and all other SOP 97-2 criteria are met.
          Under the residual method, any discount in the arrangement is allocated to the delivered elements. The specific objective evidence for the PCS is established by the price charged on separate PCS renewal contracts. The revenue associated with the delivered elements was recognized using the residual method discussed above.

                                     F - 12

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

     l.   Income taxes:

          Effective January 1, 2007, the Company adopted Financial
          Interpretation No. 48, "Accounting for Uncertainty in Income Taxes -
          an interpretation of FAS 109" ("FIN 48"), which was issued in June
          2006. FIN 48 clarifies the accounting for uncertainty in income taxes, and prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company's accounting policy, pursuant to the adoption of FIN 48, is to classify interest and penalties recognized in the financial statements relating to uncertain tax positions under the provision for income taxes.

          The adoption of FIN 48 did not result in a change to the Company's retained earnings. As of December 31, 2007, there are no unrecognized tax benefits.

          Deferred taxes are determined utilizing the "asset and liability"
          method, whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and the tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, when it's more likely than not that deferred tax assets will not be realized in the foreseeable future

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

          Trade receivables of the Company and its subsidiaries are derived from sales to customers located primarily in the U.S., U.K. and Israel. The
          Company performs ongoing credit evaluations of its customers and to date has not experienced any material losses except for Golden Palace debt (see note 2q).

          The Company and its subsidiaries have no off-balance-sheet concentration of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

                                     F - 13

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

          The carrying amounts of cash and cash equivalents, trade receivables, other accounts receivable, short-term bank credit, short-term loans, trade payables and other accounts payable approximate their fair value due to the short-term maturity of such instruments. The call option was recorded at fair value based on fair market valuation model.

     o.   Basic and diluted net loss per share:

          Loss per share ("EPS") were computed in accordance with provisions of
          SFAS No. 128 "Earnings per share" ("SAFS 128"). SFAS 128 requires the presentation of both basic and diluted EPS.

          Basic net loss per share is computed based on the weighted average number of common shares outstanding during each year. Diluted loss per share is computed based on the weighted average number of common shares outstanding during each year, plus dilutive potential common shares considered outstanding during the year. For the years ended
          December 31, 2007 and 2006, all the options and warrants outstanding have been excluded from the calculations because the effect on net loss per share would have been antidilutive.

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

          The Company charges such results to earnings, provided that the conditions stipulated in SAB 51 for such recognition have been met or into equity where SAB Topic 5H conditions have been met.

     q.   Provisional for doubtful accounts:

          The provisional for doubtful accounts was based on specific receivables, which their collection, in the opinion of the Company's management, is in doubt. Trade receivables are charged off in the period in which they are deemed to be uncollectible. During 2007 the
          Company recorded an allowance for doubtful account in the amount of
          $405,452.

     r.   Impact of recently issued Accounting Standards:

          In September 2006, the Financial Accounting Standards Board ("FASB")
          issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). This
          Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The provisions of SFAS No.
          157 are effective for the Company beginning January 1, 2008. The FASB issued a FASB Staff Position (FSP) to defer the effective date of SFAS
          No. 157 for one year for all nonfinancial assets and nonfinancial liabilities, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The
          Company does not expect the adoption will have material impact on its consolidated financial statements.

                                     F - 14

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
          As applicable to the Company, this statement will be effective as of the year beginning January 1, 2008. The Company does not expect the adoption of FAS 159 to have a material impact on its consolidated financial statements.

          In December 2007, the FASB issued SFAS No. 141(R), "Business
          Combinations." SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, the goodwill acquired, and any noncontrolling interest in the acquire.
          This Statement also establishes disclosure requirements to enable the evaluation of the nature and financial effect of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. Earlier adoption is prohibited. The Company is currently evaluating the potential impact, if any, of the adoption of FAS 141(R) on its consolidated financial statements.

          In December 2007, the FASB issued SFAS No. 160, "Noncontrolling
          Interests in Consolidated Financial Statements - an amendment of ARB
          No. 51." SFAS No. 160 establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. This Statement also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No.
          160 on its consolidated financial statements.

          In December 2007, the SEC issued Staff Accounting Bulleting No. 110
          ("SAB 110") relating to the use of a "simplified" method in developing an estimate of the expected term of "plan vanilla" share options. SAB
          107 previously allowed the use of the simplified method until December
          31, 2007. SAB 110 allows, under certain circumstances, to continue to accept the use of the simplified method beyond December 31, 2007. The adoption of SAB 110 will impact the consolidated financial statements since the Company uses the "simplified" method in developing an estimate of the expected term on its share options.

NOTE 3:- OTHER ACCOUNTS RECEIVABLE, PREPAID EXPENSES AND RELATED PARTIES

                                              DECEMBER 31,
                                         ---------------------
                                           2007         2006
                                         --------     --------

          Government authorities         $ 23,982     $ 43,305
          Prepaid expenses and other       73,111       81,332
          Related parties                  33,953       38,888
                                         --------     --------

                                         $131,046     $163,525
                                         ========     ========

                                     F - 15

                                          ZONE 4 PLAY, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS, EXCEPT SHARE DATA

NOTE 4:- PROPERTY AND EQUIPMENT, NET

                                                     DECEMBER 31,
                                               ------------------------
                                                  2007          2006
                                               ----------    ----------

Cost:
   Computers and peripheral equipment          $1,098,506    $1,150,650
   Leasehold improvements                          43,434        34,814
   Electronic devices                              98,530        72,293
                                               ----------    ----------

                                                1,240,470     1,257,757
                                               ----------    ----------
Accumulated depreciation:
   Computers and peripheral equipment             853,405       563,617
   Leasehold improvements                          22,792        10,747
   Electronic devices                              41,692        18,149
                                               ----------    ----------

                                                  917,889       592,513
                                               ----------    ----------

Depreciated cost                               $  322,581    $  665,244
                                               ==========    ==========

     Depreciation expenses were $ 335,372 and $ 321,865 for the years ended
     December 31, 2007and 2006, respectively.

NOTE 5:- ACQUIRED TECHNOLOGY, NET

     Acquired technology from the acquisition of the business from MIX TV in
     April 2005 [see Note 1d].

                                        DECEMBER 31,
                                  ------------------------
                                     2007          2006
                                  ----------    ----------

Cost                              $1,000,000    $1,000,000
Accumulated amortization             892,691       559,359
                                  ----------    ----------

Amortized cost                    $  107,309    $  440,641
                                  ==========    ==========

     Depreciation expenses were 333,332 and $ 333,332 for the years ended
     December 31, 2007, and 2006, respectively. Estimated amortization expenses for the year ended:

YEAR ENDED DECEMBER 31,     AMORTIZATION EXPENSES
-----------------------        --------------

2008                            $     107,309
                                =============

                                     F - 16

                                          ZONE 4 PLAY, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS, EXCEPT SHARE DATA

NOTE 6:- SHORT-TERM BANK CREDIT

                                            INTEREST RATE          DECEMBER 31,
                                        --------------------    ------------------
                                          2007        2006       2007        2006
                                        --------    --------    -------    -------
                                                  %
                                        --------------------

Short-term bank credit linked to New
   Israeli Shekel (NIS)                 9.0-10.0    9.0-10.0    $     -    $16,750
                                                                =======    =======

(1)    Total authorized credit lines                            $23,684    $23,669
                                                                =======    =======

NOTE 7:- COMMITMENTS AND CONTINGENT LIABILITIES

     Lease commitments:

     The Company leases its facilities under lease agreements in Israel, which will expire in December 2009. The rent of this property increases once every 12 months by 5% of the space rate. Future minimum commitments under non-cancelable operating leases as of December 31, 2007 are as follows:

                             RENTAL OF
YEAR ENDING DECEMBER 31,     PREMISES
------------------------     --------

2008                         $ 84,072
2009                           81,763
                             --------

                             $165,835
                             ========

     Total rent and other attendant expenses for the years ended December 31,
     2007 and 2006 were approximately $108,507 and $120,072, respectively.

NOTE 8:- INVESTMENT IN AN AFFILIATED COMPANY

     On November 6, 2007, the Company and Two Way Media Ltd (the "Parties") have incorporated a new entity in Alderney bearing the name Two Way Gaming
     Limited ("TWG")to conduct all gaming activity undertaken by the Parties on interactive television, mobile telephony, participation television and the internet. Both companies are equal holders of the issued shares of TWG. On the same day the Parties agreed to grant to Winner.com (UK) ltd ("winner")
     in exchange to the brand name winner an option to purchase directly from
     Z4P part of Z4P's shareholding in TWG equivalent to 7.5% of the TWG's total shares subject to certain events. The call option was accounted for as a derivative pursuant to EITF 00-06 "Accounting for Freestanding Derivative
     Financial Instruments Indexed to, and Potentially Settled in, the Stock of
     a Consolidated Subsidiary". The fair value of the derivative as of December
     31, 2007 amounted to $206,768 and is being marked to market. Winner is owned by our former Chief Executive Officer and current director and our main shareholder Mr. Shimon Citron. Since the company holds 50% of TWG's issued shares, it accounts for its investment under the equity method. The
     Company and Two Way Media are liable in equals' part for the losses of TWG.

     The Company charges TWG with respect to development services on a Cost Plus basis, the balance account as of December 31, 2007 amounted to $294,526.

                                     F - 17

                                          ZONE 4 PLAY, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS, EXCEPT SHARE DATA

NOTE 9:- GEOGRAPHIC INFORMATION AND MAJOR CUSTOMERS

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

                              YEAR ENDED DECEMBER 31,
                             ------------------------
                                2007          2006
                             ----------    ----------

Antigua and Barbuda          $   60,945    $  837,457
Alderney                        293,626             -
United Kingdom                  273,949       245,161
United States                   164,165       220,003
Australia                       350,000       350,000
Other                               519         3,758
                             ----------    ----------

                             $1,143,204    $1,656,379
                             ==========    ==========

          All long-lived assets are located in Israel at the Company's premises.

     b.   Major customer data as percentage of total revenues:

                                   2007         2006
                                 --------     --------

Customer A                          *)           51%
Customer B -                        31%          21%
Customer C                          22%          12%
Customer D (related party)          26%           -

*)   Represents an amount lower than 10%.

                                     F - 18

                                          ZONE 4 PLAY, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS, EXCEPT SHARE DATA

NOTE 10:- SHARE CAPITAL

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

          2.   On March 24, 2006, the Company completed a $4.5 million private placement consisting of 6,234,485 units consisting of one share of its common stock of $0.001 par value and one warrant to purchase one share of common stock each. The purchase price per unit for the common stock and the warrant was $0.725. Each warrant is exercisable for 36 months at a price of $1.125 per share. The Company agreed to prepare and file with the SEC a registration statement covering the resale of the common stock on or before May 9, 2006 for certain investors. If such registration statement covering the shares of common stock purchased by those certain investors was not declared effective within 120 days from the closing date, then the Company would have had to pay those investors liquidated damages equal to 1% per month of the
               aggregate purchase price paid by them which would not exceed fifteen percent (15.0%) of the aggregate purchase. On May 4, 2006 the Company filed a registration statement covering the resale of the shares and the shares underlying the warrants, which went effective on June 6, 2006.

          3.   On March 30, 2006, the Company completed a $2.0 million private placement consisting of 2,000,000 units consisting of one share of its common stock of $0.001 par value and one warrant to purchase one share of Common stock each. The purchase price per unit for the common stock and the warrant was $1. Each warrant is exercisable for 36 months at a price of $1.35 per share. The
               Company agreed to prepare and file with the SEC a registration statement covering the resale of the common stock on or before
               May 15, 2006 for certain investors. If such registration
               statement covering the shares of common stock purchased by those certain investors was not declared effective within 120 days from the closing date, then the Company would have had to pay those investors liquidated damages equal to 1% per month of the
               aggregate purchase price paid by them which would not exceed fifteen percent (15.0%) of the aggregate purchase. On May 4, 2006 the Company filed a registration statement covering the resale of the shares and the shares underlying the warrants, which went effective on June 6, 2006.

          4.   On April 3, 2006 the Company issued to one of its non-employee directors an option to purchase up to 200,000 shares of common stock of the Company under the terms of the Company's option plan
               ("Director Option"). The exercise price for the shares subject to the Director Option is $ 0.725 per share of common stock of the
               Company. The option is fully vested. This transaction was
               recorded in accordance with EITF 96-18. The issuance of the option was in connection with service provided with the March private placement and therefore no expense was recorded.

                                     F - 19

                                          ZONE 4 PLAY, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS, EXCEPT SHARE DATA

NOTE 10:- SHARE CAPITAL (CONT.)

          5.   On April 27, 2006, the Company issued to two of its advisors warrants to purchase a total of 200,000 shares of the Company's common stock with an exercise price of $1.00 per share. This transaction was recorded in accordance with EITF 96-18. The issuance of the option was in connection with service provided with the March private placement and therefore no expense was recorded.

          6.   On May 15, 2006, the Company issued to one of its advisors a warrant to purchase a total of 200,000 shares of the Company's common stock with an exercise price of $1.35 per share. This transaction was recorded in accordance with EITF 96-18. The issuance of the option was in connection with service provided with the March private placement and therefore no expense was recorded.

          7.   On June 6, 2006, the Company issued to its financial advisor a warrants to purchase a total of 110,345 shares of the Company's common stock with an exercise price of $1.00 per share, and a warrant to purchase 40,000 shares of the Company's common stock with an exercise price of $1.35 per share. This transaction was recorded in accordance with EITF 96-18. The issuance of the option was in connection with service provided with the March private placement and therefore no expense was recorded.

          8.   On September 14, 2006, Gaming, RNG, and Golden Palace Ltd.
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
               Concurrently, Gaming, RNG and Golden Palace entered into a shareholders agreement under which Golden Palace has a right to appoint one of RNG's 4 directors (as long as Golden Palace owns
               20% of RNG) and Gaming has a right to appoint the 3 other
               directors. Upon Golden Palace becoming an owner of 50% of RNG, it will have the right to appoint an equal number of directors to the number we are entitled to appoint. At issuance date, the
               Company recorded the call option granted to Golden Palace as a derivative against additional paid in capital. . The call option is being measured at fair value and it is marked to market in accordance with "Accounting for Freestanding Derivative Financial
               Instruments Indexed to, and Potentially Settled in, the Stock of
               a Consolidated Subsidiary" ("EITF 00-6 "). As of December 31,
               2007 the fair value of the call option was zero since RNG became a non-operating company.

          9.   On December 7, 2006, the Company granted 250,000 warrants to service providers. Therefore, an expense in the amount of $61,750 was recognized on the date of grant, according to EITF 96-18.

                                     F - 20

                                          ZONE 4 PLAY, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS, EXCEPT SHARE DATA

NOTE 10:- SHARE CAPITAL (CONT.)

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
               In the event of termination of the agreement for cause at any time, the Option, if not exercised, shall terminate and be cancelled and non-exercisable. The fair value of the options on grant date totaled $65,503.

          3.   On April 3, 2006, pursuant to Section 4(2) of the Securities Act of 1933, as amended, The Company issued to a company, which is owned by the Company's Chief Executive Officer, an option to buy
               1,863,000 shares of the Company's common stock with an exercise price of $1.15 per share in consideration for services provided by the Chief Executive Officer to the Company. The option vests in the following manner: 1,500,750 shares on July 1, 2006,
               155,250 shares on October 1, 2006, 155,250 shares on January, 1,
               2007 and 51,750 shares on April 1, 2007. The fair value of the options on grant date totaled $1,117,071.

          4.   On October 22, 2006, the Company granted to two of its
               non-employee directors, an option under the terms of the
               Company's option plan, to purchase 113,537 shares of Common stock of the Company at an exercise price of $ 1.15 per share. Each director's right to exercise such option will vest in 8 equal quarterly installments during a period of two years commencing in
               October 2006 provided that the Company's agreement with such director does not terminate earlier. The fair value of the options on grant date totaled $33,553.

                                     F - 21

                                          ZONE 4 PLAY, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS, EXCEPT SHARE DATA

NOTE 10:- SHARE CAPITAL (CONT.)

          5.   On December 7, 2006, the Company granted to two of its
               non-employee directors, an option under the terms of the
               Company's option plan, to purchase 192,261 shares of Common stock of the Company at an exercise price of $ 1.00 per share. Each director's right to exercise such option will vest in 12 equal quarterly installments during a period of three years commencing in April 2006, provided that the Company's agreement with such director does not terminate earlier. The fair value of the options on grant date totaled $76,788.

          6.   On July 31 2007, the Company entered into an agreement with its former Chief Executive Officer ("CEO"), who is the main
               shareholder of the Company, and certain of his affiliates, which resolved all disputes between them (the "Agreement"). Under the
               Agreement, the Company has agreed to pay certain payments based on certain prices of the Company's shares and in addition granted to a company fully owned by the former CEO 500,000 fully vested options at an exercise price of $0.575 per share, and extended the exercise period of previously granted options for 3 more years. The fair value of the option at the grant date and the modifications for the previously granted option were immaterial.

          7.   A summary of the Company's share option activity to employees and directors, and related information is as follows:

                                                                YEAR ENDED DECEMBER 31,
                                                   -------------------------------------------------
                                                            2007                      2006
                                                   ----------------------    -----------------------
                                                                 WEIGHTED                   WEIGHTED
                                                                 AVERAGE                    AVERAGE
                                                     NUMBER      EXERCISE     NUMBER        EXERCISE
                                                   OF OPTIONS     PRICE     OF OPTIONS       PRICE
                                                   ----------   ---------   ----------     ---------
                                                                    $                          $
                                                                ---------                  ---------

Outstanding at the beginning of the year            7,653,046        1.01    2,194,522          0.68

Granted                                               500,000        0.58    7,106,857          1.01
Exercised                                                   -                   14,583          0.58
Forfeited                                           4,202,081        0.82    1,633,750          0.99
                                                   ----------               ----------

Outstanding at the end of the year                  3,950,965        0.98    7,653,046          1.01
                                                   ==========   =========   ==========     =========

Options exercisable at the end of the year          3,636,124        1.00    3,471,864          0.95
                                                   ==========   =========   ==========     =========

 Weighted-average fair value of options
   granted during the year                         $     0.01               $     0.52
                                                   ==========               ==========

               o    The fair value of each option granted is estimated on the
                    date of grant, using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend
                    yield of 0% for all years: expected volatility: 2007 - 87%
                    2006 - 76% risk-free interest rate: 2007 - 5.366% 2006 -
                    4.84% expected life: 2007 - 5 years 2006 - 6 years. Expected forfeiture: 2007 - 71%, 2006 - 23%.

                                     F - 22

                                          ZONE 4 PLAY, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS, EXCEPT SHARE DATA

NOTE 10:- SHARE CAPITAL (CONT.)

               o    The expected volatility is based on the historical
                    volatility of the Company's stock. The risk-free interest
                    rate assumption is based on observed interest rates
                    appropriate for the expected term of the stock options
                    granted. As permitted by SAB 107, the Company used the
                    simplified method to compute the expected option term for
                    options granted in 2007. The Company intends to adopt SAB
                    110 as of January 1, 2008 and continue using the simplified method. The dividend yield assumption reflects the expected dividend yield based on historical dividends. Pre-vesting
                    forfeiture rates were estimated based on pre-vesting
                    forfeiture experience.

               The options outstanding as of December 31, 2007, have been classified by ranges of exercise price, as follows:

                                                                           WEIGHTED
                OPTIONS         WEIGHTED                     OPTIONS        AVERAGE
              OUTSTANDING        AVERAGE      WEIGHTED     EXERCISABLE     EXERCISE
                 AS OF         REMAINING      AVERAGE         AS OF        PRICE OF
 EXERCISE     DECEMBER 31,    CONTRACTUAL     EXERCISE     DECEMBER 31,     OPTIONS
  PRICE           2007        LIFE (YEARS)      PRICE         2007        EXERCISABLE
---------      ---------       ---------      ---------     ---------      ---------
    $                                             $                            $
---------                                     ---------                    ---------

     0.55         45,000            7.75           0.55        45,000           0.55
    0.575        832,917             9.0          0.575       646,250          0.575
     0.70         11,669             8.0           0.70        11,669           0.70
     1.00        971,305            7.75           1.00       843,131           1.00
     1.15      2,090,074             8.4           1.15     2,090,074           1.15
               ---------                                    ---------

               3,950,965                                    3,636,124
               =========                                    =========

NOTE 11:- INCOME TAXES

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

     b.   loss before taxes on income:

              YEAR ENDED DECEMBER 31,
             ------------------------
                2007          2006
             ----------    ----------

Domestic     $  630,572    $2,498,758
Foreign       2,303,273     3,111,704
             ----------    ----------

             $2,933,845    $5,610,462
             ==========    ==========

                                     F - 23

                                          ZONE 4 PLAY, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS, EXCEPT SHARE DATA

NOTE 12:- INCOME TAXES (CONT.)

     c.   Deferred income taxes:

          Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company and its subsidiaries'
          deferred tax assets are as follows:

                                                      YEAR ENDED DECEMBER 31,
                                                    --------------------------
                                                        2007           2006
                                                    -----------    -----------

Operating loss carryforward                         $ 3,721,953    $ 3,360,291
Tax withholding                                               -              -
Temporary differences                                    27,635         76,062
                                                    -----------    -----------

Deferred tax asset before valuation allowance         3,749,588      3,436,353
Valuation allowance                                  (3,749,588)    (3,436,353)
                                                    -----------    -----------

Net deferred tax asset                              $         -    $         -
                                                    ===========    ===========

          On December 31, 2007, the Company and its subsidiaries have provided valuation allowances of $ 3,749,588 in respect of deferred tax assets resulting from tax loss carryforwards and other temporary differences.
          Management currently believes that since the Company and its subsidiaries have a history of losses it is more likely than not that the deferred tax regarding the loss carryforwards and other temporary differences will not be realized in the foreseeable future. The change in valuation allowance was $ 313,235 in 2007.

     d.   Net operating losses carryforwards:

          The US subsidiaries have accumulated losses for tax purposes as of
          December 31, 2007, in the amount of $ 9,021,225 which may be carried forward and offset against taxable income, and which expires during the years 2022 through 2025.

          Zone4Play (Israel) Ltd., has accumulated losses for tax purposes as of
          December 31, 2007, in the amount of approximately $ 469,711 which may be carried forward and offset against taxable income in the future, for an indefinite period.

          MIX TV Ltd an Israeli subsidiary of the Company has accumulated losses for tax purposes as of December 31, 2007, in the amount of approximately $ 1,121,373 which may be carried forward and offset against taxable income in the future, for an indefinite period.

                                     F - 24

                                          ZONE 4 PLAY, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS, EXCEPT SHARE DATA

NOTE 12:- INCOME TAXES (CONT.)

     e.   Theoretical tax:

          The main reconciling items between the statutory tax rate of the
          Company and the effective tax rate are the non-recognition of the benefits from accumulated net operating losses carry forward among the various subsidiaries worldwide due to the uncertainty of the realization of such tax benefits.

     f.   Tax rates:

          Taxable income of Israeli subsidiaries is subject to tax at the rate of 29% in 2007, 27% in 2008, 26% in 2009 and 25% in 2010 and
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

     i.   Uncertain Tax Position:

          As stated in Note 1.l, effective January 1, 2007, the Company adopted
          FIN 48, "Accounting for Uncertainty in Income Taxes - an
          interpretation of FAS 109", which was issued in July 2006. FIN 48 clarifies the accounting for uncertainty in income taxes and prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

          As a result of the implementation of FIN 48, there was no cumulative effect adjustment for unrecognized tax benefits, which would have been accounted for as an adjustment to the January 1, 2007 balance of retained earnings. The Company has recorded no liability for income taxes associated with unrecognized tax benefits at the date of adoption and have not recorded any liability associated with unrecognized tax benefits during 2007. Accordingly, the Company has not recorded any interest or penalty in regard to any unrecognized benefit.

          The Company's policy regarding interest and/or penalties related to income tax matters is to recognize such items as a component of income tax expense (benefit). The Company does not expect that the amount of unrecognized tax benefits will change significantly within the next 12 months.

NOTE 13:- FINANCIAL EXPENSES

                                               YEAR ENDED DECEMBER 31,
                                              -----------------------
                                                 2007          2006
                                              ---------     ---------

Financial (Income) expenses:
  Interest, bank charges and fees, net          (31,664)    $ (67,836)
  Change in value of written call options        91,918             -
  Foreign currency translation differences      124,796        58,655
                                              ---------     ---------

                                              $ 185,050     $  (9,181)
                                              =========     =========

                                     F - 25

                                          ZONE 4 PLAY, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS, EXCEPT SHARE DATA

NOTE 14: DISCONTINUED OPERATIONS

     a.   Effective on July 15, 2007, the Board of Directors decided to cease the business of marketing services provided for gaming applications marketing activities through its subsidiary Get21 Limited ("Get21").

          The following is the composition of discontinued operations:

                                       YEAR ENDED DECEMBER 31,
                                       -----------------------
                                          2007          2006
                                       ---------     ---------

Revenues from software applications    $  58,095     $  36,749
                                       ---------     ---------

Cost of revenues                          66,587        31,605
                                       ---------     ---------

Gross profit (loss)                       (8,492)        5,144
                                       ---------     ---------

Operating expenses:
  Selling and marketing                  643,025       759,092
  General and administrative              24,651        36,167
                                       ---------     ---------

TOTAL operating expenses                 667,676       790,115
                                       ---------     ---------

Net loss                               $ 676,168     $ 790,115
                                       =========     =========

     b.   The breakdown of assets and liabilities attributed to the discontinued
          operations of Get21 is as follows:

                                                                     AS OF DECEMBER    AS OF DECEMBER
                                                                           31,               31,
                                                                        --------          --------
                                                                          2007              2006
                                                                        --------          --------

    ASSETS

CURRENT ASSETS:
  Other accounts receivable, prepaid expenses , and related parties     $  3,650          $  1,123
                                                                        --------          --------

TOTAL current assets                                                       3,650             1,123
                                                                        --------          --------

FIXED ASSETS                                                              27,856            33,796

Total assets from discontinued operations, net                          $ 31,506          $ 34,919
                                                                        ========          ========

    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Trade payables                                                          25,051           144,520
                                                                        --------          --------

TOTAL current liabilities                                                 25,051           144,520
                                                                        --------          --------

Total liabilities  from discontinued operations, net                    $ 25,051          $144,520
                                                                        ========          ========

                                     F - 26

                                          ZONE 4 PLAY, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS, EXCEPT SHARE DATA

NOTE 15: RELATED PARTIES TRANSACTIONS

     a.   As to the option granted to Winner - see note 8.

     b.   As to the option granted to the former CEO -see note 10d(6)

NOTE 16: SUBSEQUENT EVENTS

     On March 10, 2008, our board of directors (the "Board") approved the entry of the Company into a convertible debt transaction with our director, Mr.
     Shimon Citron. The transaction is subject to shareholder approval at a special meeting in lieu of an annual meeting planned for April 10, 2008 or a later practical date (the "Meeting"). The transaction is documented by a
     Convertible Loan Agreement, a Convertible Promissory Note, a Security
     Agreement and a Common Stock Purchase Warrant, all of which are dated as of
     March 6, 2008, and are collectively referred to as the "Loan Agreement
     Documents." The transaction was approved by a majority of the Board (not including the vote of Mr. Citron). The Board recommended that the shareholders approve the transaction as being in the best interests of the
     Company. The affirmative vote of a majority of shares of our Common Stock represented at the Meeting is required in order to approve the Loan
     Agreement Documents.

     Under the Loan Agreement Documents, Mr. Citron would provide the Company with a loan in the aggregate principal amount of $500,000, which is to be advanced to the Company in seven installments of different amounts commencing February 24, 2008 and ending July 9, 2008. As of the date hereof, payments in the aggregate amount of $100,000 have been transferred to the Company. If the transaction is not approved by the shareholders at the Meeting, Mr. Citron will have the right to a return of the advances made to the Company together with 15% interest through the date of repayment, or to convert any amount already advanced to the Company into shares of the Company's Common Stock and Warrants to purchase shares of
     Common Stock.

     In addition, the parties agreed to the following in the Loan Agreement
     Documents:

     o    The Company would issue a Secured Promissory Note to Mr. Citron, which
          Note shall be convertible into shares of the Company's Common Stock at a per-share conversion price equal to the average closing price of the
          Company's Common Stock for the five trading days preceding the date on which the first monthly installment if advanced by Mr. Citron. The first advance occurred on February 24, 2008. The conversion price based on the foregoing formula, is $0.0595 per share of Common Stock.
          The Note will accrue interest at a rate of 15% per annum. Payment of principal and interest by the Company will be payable in cash, or at the election of Mr. Citron in shares of Common Stock valued at
          $0.0595. The Note also contains customary events of default, including receivership or bankruptcy proceedings, judgments in access of
          $100,000, and certain trading and SEC suspensions. The Note Matures on
          March 6, 2009.

     o    The Company would enter a Security Agreement to secure the performance by the Company of its obligations under the Loan Agreement Documents.
          The Company has agreed to grant to Mr. Citron a first ranking priority security interest in substantially all of the assets of the Company.

     o    The Company would agree to file within 60 days of conversion of the
          Note a registration statement with the SEC, to register resales of the shares issued to Mr. Citron under the Note and the Warrant. Mr. Citron will have the option for one year from the effective date of such registration statement to purchase up to an additional $500,000 worth of Common Stock and Warrants at a price of $0.0595 per share.

                                     F - 27