Form 10-Q
period 2008-03-31
Win Gaming Media, Inc.
filed 2008-05-28
CIK 1175442

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2008

[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      For the transition period from _________________ to _________________

                        Commission file number 000-51255

                             WIN GAMING MEDIA, INC.
             (Exact name of registrant as specified in its charter)

           NEVADA                                   98-037121
  (State of incorporation)              (IRS Employer Identification No.)

                      103 FOULK ROAD, WILMINGTON, DELAWARE
                    (Address of principal executive offices)

                               (972) - 3 - 6471884
              (Registrant's telephone number, including area code)

                                ZONE 4 PLAY, INC.
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]     No [_]

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, or a non-accelerated filer. See of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]               Accelerated filer [_]
Non-accelerated filer [_]                 Smaller reporting company [X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                               Yes [_]     No [X]

The number of shares outstanding of the registrant's Common Stock, $0.001 par value, was 32,319,031 as of May 1, 2008

                                                                      PAGE
                                                                      ----

PART I - FINANCIAL INFORMATION:

  Item 1.   Balance Sheet (Unaudited)                              F-2 - F-3

            Statements of Operations and Comprehensive
            Income (Loss) (Unaudited)                                 F-4

            Statements of Cash Flows (Unaudited)                      F-5

            Notes to Financial Statements (Unaudited)              F-6 - F-11

  Item 2.   Management's Discussion and Analysis And
            Results of Operations                                      3

  Item 4T.  Controls and Procedures                                    7

PART II - OTHER INFORMATION:

  Item 2.   Unregistered Sales of Equity Securities and
            Use of Proceeds                                            8

  Item 6.   Exhibits                                                   8

SIGNATURES                                                             9

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                             WIN GAMING MEDIA, INC.
                      (FORMERLY KNOWN AS: ZONE 4 PLAY, INC)
                              AND ITS SUBSIDIARIES

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                              AS OF MARCH 31, 2008

                                 IN U.S. DOLLARS

                                    UNAUDITED

                                      INDEX

                                                                       PAGE
                                                                       ----

CONSOLIDATED BALANCE SHEETS                                         F-2 - F-3

CONSOLIDATED STATEMENTS OF OPERATIONS                                  F-4

CONSOLIDATED STATEMENTS OF CASH FLOWS                                  F-5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                          F-6 - F-11

WIN GAMING MEDIA, INC. (FORMERLY KNOWN AS: ZONE 4 PLAY, INC.) AND ITS
SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
U.S. DOLLARS

                                                                            MARCH 31,        DECEMBER 31
                                                                           ----------        ----------
                                                                              2008              2007
                                                                           ----------        ----------
                                                                            UNAUDITED        UNAUDITED
                                                                           ----------        ----------
    ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                $   14,960        $  147,046
  Trade receivables
  (net of allowance for doubtful accounts of $405,452)                        120,018           117,793
  Other accounts receivable, prepaid expenses , and related parties           140,575           131,046
                                                                           ----------        ----------

TOTAL current assets                                                          275,553           395,885
                                                                           ----------        ----------

RELATED PARTIES                                                               624,061           294,526
                                                                           ----------        ----------

SEVERANCE PAY FUND                                                             70,430            78,453
                                                                           ----------        ----------

PROPERTY AND EQUIPMENT, NET                                                   183,185           322,581
                                                                           ----------        ----------

ACQUIRED TECHNOLOGY, NET                                                       23,976           107,309
                                                                           ----------        ----------

ASSETS ATTRIBUTED TO DISCONTINUED OPERATIONS                                   31,312            31,506
                                                                           ----------        ----------

Total assets                                                               $1,208,517        $1,230,260
                                                                           ==========        ==========

The accompanying notes are an integral part of the consolidated financial statements.

WIN GAMING MEDIA, INC. (FORMERLY KNOWN AS: ZONE 4 PLAY, INC.) AND ITS
SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
U.S. DOLLARS

                                                                                             MARCH 31,           DECEMBER 31
                                                                                           ------------         ------------
                                                                                               2008                 2007
                                                                                           ------------         ------------
                                                                                            UNAUDITED            UNAUDITED
                                                                                           ------------         ------------
    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
  Shareholders' loan                                                                       $    101,289         $          -
  Trade payables                                                                                100,268              115,968
  Employees and payroll accruals                                                                179,146              287,441
  Accrued expenses and other liabilities                                                        186,525              188,843
  Liabilities attributed to discontinued operations                                              25,243               25,051
                                                                                           ------------         ------------
TOTAL current liabilities                                                                       592,471              617,303
                                                                                           ------------         ------------

  Call option                                                                                   206,768              206,768
  Accrued severance pay                                                                         134,387              140,293
  Investment in affiliated company                                                              976,833              516,355

                                                                                           ------------         ------------
TOTAL Long term liabilities                                                                   1,317,988              863,416


TOTAL liabilities                                                                             1,910,459            1,480,719
                                                                                           ------------         ------------

COMMITMENTS AND CONTINGENT LIABILITIES                                                                -                    -

STOCKHOLDERS' DEFICIENCY :
  Common stock of $ 0.001 par value:
  Authorized: 75,000,000 shares at March 31, 2008 and December 31, 2007; Issued and outstanding: 32,319,031 shares at March 31, 2008 and December 31,2007,
    respectively                                                                                 32,319               32,319
  Additional paid-in capital                                                                 17,111,541           17,060,714
  Accumulated other comprehensive loss                                                           (8,047)              (7,504)
  Accumulated deficit                                                                       (17,837,755)         (17,335,988)
                                                                                           ============         ============

TOTAL stockholders' deficiency                                                             $   (701,942)        $   (250,459)

TOTAL liabilities and stockholders' deficiency                                             $  1,208,517         $  1,230,260
                                                                                           ============         ============

The accompanying notes are an integral part of the consolidated financial statements.

WIN GAMING MEDIA, INC. (FORMERLY KNOWN AS: ZONE 4 PLAY, INC.) AND ITS
SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
U.S. DOLLARS (EXCEPT SHARE DATA)

                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                                 --------------------------
                                                                                    2008            2007
                                                                                 -----------    -----------
                                                                                          UNAUDITED
                                                                                 --------------------------
Revenues :
  Revenues from software applications                                            $   129,234    $   246,915
  Revenues from services to affiliated company                                       382,254              -
Total Revenues                                                                       511,488        246,915
                                                                                 -----------    -----------

Cost of revenues                                                                     433,427         92,923
                                                                                 -----------    -----------

Gross profit                                                                          78,061        153,992
                                                                                 -----------    -----------

Operating expenses:
  Research and development                                                            32,611        739,037
  Selling and marketing                                                               19,261        102,146
  General and administrative                                                          56,039        272,916
                                                                                 -----------    -----------

Total operating expenses                                                             107,911      1,114,099
                                                                                 -----------    -----------

Operating loss                                                                        29,850        960,107

Financial expenses, net                                                               51,789          4,827
                                                                                 -----------    -----------

Other income                                                                          40,350         24,010

Equity in losses of affiliated company                                               460,478              -
Minority interests in losses of subsidiaries                                               -         56,371
                                                                                 -----------    -----------

Net loss from continuing operation                                                   501,767        884,553
Net loss from discontinued operation, net                                                  -        523,656
Net Loss                                                                             501,767      1,408,209
                                                                                 ===========    ===========

Basic and diluted net loss per share from continuing operation                   $      0.02    $      0.03
Basic and diluted net loss per share from discontinued operation                 $         -    $      0.01
Total Basic and diluted net loss per share                                       $      0.02    $      0.04
                                                                                 ===========    ===========

Weighted average number of shares of Common stock used in computing basic
   and diluted net loss per share                                                 32,319,031     32,319,031
                                                                                 ===========    ===========

The accompanying notes are an integral part of the consolidated financial statements.

WIN GAMING MEDIA, INC. (FORMERLY KNOWN AS: ZONE 4 PLAY, INC.) AND ITS
SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
U.S. DOLLARS

                                                                                              THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                        ----------------------------
                                                                                            2008             2007
                                                                                        -----------      -----------
                                                                                                  UNAUDITED
                                                                                        ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                              $  (501,767)     $(1,408,209)
  Adjustments required to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                           133,079          173,421
    Decrease (increase) in trade and other accounts receivable prepaid expenses,
       and related parties                                                                 (275,667)          25,197
    Stock-based compensation                                                                 50,827          150,758
    Decrease in trade payables                                                              (15,508)        (105,285)
    Increase (decrease) in employees and payroll accruals                                  (108,295)          21,862
    Increase (decrease) in accrued expenses and other liabilities                            (2,320)           2,754
    Accrued severance pay, net                                                                2,119           (7,276)
    Equity in losses of affiliated company                                                  460,478
    Capital gain on sale of property and equipment                                          (40,350)
    Minority interests in losses of subsidiaries                                                  -          (56,371)
                                                                                        -----------      -----------

Net cash used in operating activities                                                      (297,404)      (1,203,149)
                                                                                        -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of property and equipment                                               65,000                -
  Purchase of property and equipment                                                              -          (10,935)
                                                                                        -----------      -----------

Net cash provided by (used in) investing activities                                          65,000          (10,935)
                                                                                        -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Loans from shareholders                                                                   101,289                -
  Short-term bank credit, net                                                                                 39,949
                                                                                        -----------      -----------

Net cash provided by financing activities                                                   101,289           39,949
                                                                                        -----------      -----------

Effect of exchange rate changes on cash and cash equivalents                                   (971)             379
                                                                                        -----------      -----------

Decrease in cash and cash equivalents                                                      (132,086)      (1,173,756)
Cash and cash equivalents at the beginning of the period                                    147,046        3,019,282
                                                                                        -----------      -----------

Cash and cash equivalents at the end of the period                                      $    14,960      $ 1,845,526
                                                                                        ===========      ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
  Cash paid during the period for:
  Interest                                                                              $       168      $       463
                                                                                        ===========      ===========

The accompanying notes are an integral part of the consolidated financial statements.

WIN GAMING MEDIA, INC. (FORMERLY KNOWN AS: ZONE 4 PLAY, INC.) AND ITS
SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS

NOTE 1: GENERAL

     a. On May 1, 2008 the company has changed its name to Win Gaming Media, Inc. Win Gaming Media, Inc. (formerly known as: Zone4Play Inc.) ("the Company") was incorporated under the laws of the State of Nevada on April 23, 2002 as Old Goat Enterprises, Inc. On February 1, 2004, the Company acquired Zone4Play, Inc. ("Zone4Play (Delaware))" (see b. below), which was incorporated under the laws of the State of Delaware on April 2, 2001, and subsequently changed the Company's name to Zone4Play, Inc., a Nevada corporation The Company develops and markets interactive games applications for Internet, portable devices and interactive TV platforms.

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

     b. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered losses from operations and negative cash flows from operations since inception. For the three months ended March 31, 2008 the Company incurred a negative cash flow from operations of $297,404 and has accumulated deficit of $17,837,755as of March 31, 2008.

          Despite its negative cash flows, the Company has been able to secure financing in order to support its operations to date, based on shares issuances. Management believes that, despite the financial hurdles and funding uncertainties going forward, it has under development a business plan that, if successfully funded and executed as part of a financial restructuring, can significantly improve operating results. The consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty. As part of the Company's plan to secure ongoing operations, management entered into a convertible loan agreement with a major shareholder which was approved at the annual meeting of the Company that took place in April 2008.

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

     d. On November 6, 2007, the Company and Two Way Media Ltd (the "Parties") have incorporated a new entity in Alderney bearing the name Two Way Gaming Limited ("TWG") to conduct all gaming activity undertaken by the Parties on interactive television, mobile telephony, participation television and the internet. Both companies are equal holders of the issued shares of TWG. On the same day the Parties agreed to grant to Winner.com (UK) Ltd ("Winner") in exchange for the brand name Winner an option to purchase directly from the Company part of the Company's shareholding in TWG equivalent to 7.5% of the TWG's total shares subject to certain events. The call option was accounted for as a derivative pursuant to Emerging Issues Task Force 00-06 "Accounting for Freestanding Derivative Financial Instruments Indexed to, and Potentially Settled in, the Stock of a Consolidated Subsidiary". Since the Company holds 50% of TWG's issued shares, it accounts for its investment under the equity method. The assets due to services provided by the Company to TWG are classified as a related party balance account.

WIN GAMING MEDIA, INC. (FORMERLY KNOWN AS: ZONE 4 PLAY, INC.) AND ITS
SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS

NOTE 1:- GENERAL (CONT.)

     e.   Concentration of risk that may have a significant impact on the
          Company:

          The Company derived 92% of its revenues from two major customers (see
          Note 4b).

NOTE 2: BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments including non-recurring adjustments attributable to reorganization and severance and impairment considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007.

     The interim condensed consolidated financial statements incorporate the financial statements of the Company and all of its subsidiaries. All significant intercompany balances and transactions have been eliminated on consolidation.

     The significant accounting policies applied in the annual consolidated financial statements of the Company as of December 31, 2007 contained in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission ("SEC") on April 15, 2008, have been applied consistently in these unaudited interim condensed consolidated financial statements.

NOTE 3: SIGNIFICANT ACCOUNTING POLICIES

     a. The significant accounting policies applied in the annual consolidated financial statements of the Company as of December 31, 2007 are applied consistently in these consolidated financial statements.

     b. These financial statements should be read in conjunction with the audited annual financial statements of the Company as of December 31, 2007 and their accompanying notes.

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

WIN GAMING MEDIA, INC. (FORMERLY KNOWN AS: ZONE 4 PLAY, INC.) AND ITS
SUBSIDIARIES

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

          The following table shows the total stock-based compensation charge included in the Consolidated Statements of Operations:

                                              THREE MONTHS ENDED
                                                  MARCH 31,
                                           ------------------------
                                             2008            2007
                                           --------        --------
                                          (UNAUDITED)     (UNAUDITED)
                                           --------        --------

Research and development expenses            29,292          57,777
Sales and marketing expenses                  8,498          11,529
General and administrative expenses          13,037          81,452
                                           --------        --------
Total                                      $ 50,827        $150,758
                                           ========        ========

          The fair value for these options was estimated at the grant date using a Black-Scholes option pricing model as allowed Under SFAS 123(R).

          A summary of the Company's share option activity to employees and directors, and related information is as follows:

                                                   THREE MONTHS ENDED MARCH 31,
                                  -----------------------------------------------------------
                                             2008                             2007
                                   ---------------------------       ------------------------
                                           UNAUDITED                        UNAUDITED
                                  ---------------------------       -------------------------
                                                    WEIGHTED                         WEIGHTED
                                                    AVERAGE                          AVERAGE
                                    NUMBER         EXERCISE          NUMBER          EXERCISE
                                  OF OPTIONS         PRICE         OF OPTIONS         PRICE
                                  ---------        ---------       ---------        ---------
                                                       $                                $
                                                   ---------                        ---------
Outstanding at the                3,950,965             0.98       7,653,046             1.01
  beginning of the year

Granted                                   -                -               -                -
Forfeited                           324,586             0.58               -                -
                                  ---------                        ---------

Outstanding at the end of
  the quarter                     3,626,379             1.02       7,653,046             1.01
                                  =========        =========       =========        =========

Options exercisable at the
  end of the quarter              3,532,292             1.00       4,009,491             0.95
                                  =========        =========       =========        =========

          The Company applies Emerging Issues Task Force 96-18, "Accounting for Equity Instruments that Are Issued to Other than Employees for Acquiring or in Conjunction with Selling, Goods or Services" ("EITF 96-18") with respect to options and warrants issued to non-employees.

WIN GAMING MEDIA, INC. (FORMERLY KNOWN AS: ZONE 4 PLAY, INC.) AND ITS
SUBSIDIARIES

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

     a. The following is a summary of operations within geographic areas, based on the location of the customers:

                              THREE MONTHS ENDED
                                   MARCH 31,
                           ------------------------
                             2008            2007
                           --------        --------
                                TOTAL REVENUES
                           ------------------------

Alderney                   $382,254        $      -
Australia                    87,500          87,500
United States                41,734          39,150
England                           -          88,891
Antigua and Barbuda               -          74,863
Others                            -             429
                           --------        --------

                           $511,488        $290,833
                           ========        ========

     b.   Major customer data as a percentage of total revenues:

                                         THREE MONTHS ENDED
                                              MARCH 31,
                                         ------------------
                                           2008      2007
                                         --------  --------

Customer A (an affiliate company)             75%        -
                                         =======   =======
Customer B                                    17%       30%
                                         =======   =======
Customer C                                     -        28%
                                         =======   =======
Customer D                                     -        26%
                                         =======   =======
Customer E                                    *)        10%
                                         =======   =======

*)   Represents an amount lower than 10%.

NOTE 5: RECENTLY ISSUED ACCOUNTING STANDARDS

     In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The provisions of SFAS No. 157 are effective for the Company beginning January 1, 2008. The FASB issued a FASB Staff Position
     (FSP) to defer the effective date of SFAS No. 157 for one year for all nonfinancial assets and nonfinancial liabilities, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of this statement didn't have a material effect on the Company's consolidated financial statements.

     In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." This standard permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. As applicable to the Company, this statement is effective as of the year beginning January 1, 2008. The adoption of this statement didn't have a material effect on the Company's consolidated financial statements

WIN GAMING MEDIA, INC. (FORMERLY KNOWN AS: ZONE 4 PLAY, INC.) AND ITS
SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS

NOTE 5: RECENTLY ISSUED ACCOUNTING STANDARDS (CONT.)

     In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations." SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, the goodwill acquired, and any noncontrolling interest in the acquire. This standard also establishes disclosure requirements to enable the evaluation of the nature and financial effect of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. Earlier adoption is prohibited. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 141(R) on its consolidated financial statements.

     In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51." SFAS No. 160 establishes accounting and reporting standards pertaining to ownership interests in subsidiaries held by parties other than the parent, the amount of net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest, and the valuation of any retained noncontrolling equity investment when a subsidiary is deconsolidated. This standard also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 160 on its consolidated financial statements.

     In December 2007, the SEC issued Staff Accounting Bulleting No. 110 ("SAB 110") relating to the use of a "simplified" method in developing an estimate of the expected term of "plan vanilla" share options. SAB 107 previously allowed the use of the simplified method until December 31, 2007. SAB 110 allows, under certain circumstances, a company to continue to use the simplified method beyond December 31, 2007. The adoption of SAB 110 has an impact on the consolidated financial statements since the Company uses the "simplified" method in developing an estimate of the expected term on its share options.

     In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133" ("SFAS No. 161"). This standard is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity's derivative instruments and hedging activities and their effects on the entity's financial position, financial performance, and cash flows. SFAS No. 161 applies to all derivative instruments within the scope of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS No. 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS No. 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The Company is currently evaluating the disclosure implications of SFAS No. 161.

WIN GAMING MEDIA, INC. (FORMERLY KNOWN AS: ZONE 4 PLAY, INC.) AND ITS
SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS

NOTE 6: SUBSEQUENT EVENTS

     On March 10, 2008, the Company's board of directors,(the "Board"), approved the Company's entry into a convertible debt transaction with one of its directors, Mr. Shimon Citron. The transaction which was subject to shareholder approval at a special meeting in lieu of an annual meeting was approved on April 29, 2008 (the "Meeting"). The transaction was documented by a Convertible Loan Agreement, a Convertible Promissory Note, a Security Agreement and a Common Stock Purchase Warrant, all of which were dated as of March 6, 2008, and were collectively referred to as the "Loan Agreement Documents." On April 29, 2008, the transaction was approved by the holders of a majority of the Company's common stock.

     Under the Loan Agreement Documents, Mr. Citron has provided the Company with a loan in the aggregate principal amount of $500,000, which is to be advanced to the Company in seven installments of different amounts commencing February 24, 2008 and ending July 9, 2008. As of the date hereof, payments in the aggregate amount of $276,000 have been transferred to the Company.

          In addition, under the Loan Agreement Documents:

     o The Company issued a Secured Promissory Note to Mr. Citron, which Note is convertible into shares of the Company's common stock at a per-share conversion price equal to the average closing price of the Company's common stock for the five trading days preceding the date on which the first monthly installment if advanced by Mr. Citron. The first advance occurred on February 24, 2008. The conversion price based on the foregoing formula is $0.0595 per share of common stock. The Note will accrue interest at a rate of 15% per annum. Payment of principal and interest by the Company will be payable in cash, or at the election of Mr. Citron in shares of Common Stock valued at $0.0595. The Note also contains customary events of default, including receivership or bankruptcy proceedings, judgments in access of $100,000, and certain trading and SEC suspensions. The Note matures on March 6, 2009.

     o The Company entered a Security Agreement to secure the performance by the Company of its obligations under the Loan Agreement Documents. The Company granted to Mr. Citron a first ranking priority security interest in substantially all of the Company's assets.

     o The Company agreed to file within 60 days of conversion of the Note a registration statement with the SEC, and to use its best efforts to register for resale the shares issued to Mr. Citron under the Note and a Warrant granted to Mr. Citron. Under the Warrant agreement, Mr. Citron is entitled to purchase from the Company up to 8,403,361shares of common stock at a per share price of $0.0595. This warrant may be exercised until 5 years from the issuance date. Mr. Citron will have the option for one year from the effective date of such registration statement to purchase up to an additional $500,000 worth of Common Stock and Warrants at a price of $0.0595 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD LOOKING STATEMENTS

This quarterly report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other Federal securities laws, and is subject to the safe-harbor created by such Act and laws. Forward-looking statements may include our statements regarding our goals, beliefs, strategies, objectives, plans, including product and service developments, future financial conditions, results or projections or current expectations. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms, or other comparable terminology. These statements are subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those contemplated by the forward-looking statements. The business and operations of Zone 4 Play, Inc. are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this report. We undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect our business is described under the heading "Risks Related to Our Business" in Part I, Item 1, "Description of Business" of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007. Readers are also urged to carefully review and consider the various disclosures we have made in this report.

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

OUR BUSINESS

We are a software and technology developer and provider to companies that service the interactive gaming industry, delivering cross-platform systems that are built for mass participation gaming over mobile devices, TV and the internet. Our software provides and supports play-for-fun and play-for-real interactive games. We offer five core solutions to companies that offer play-for-real gaming, namely:

(i) Participation TV gaming: the provision of services via the interaction of television broadcasts and mobile text messages, IVR (interactive voice response) lines or Java interaction.

(ii) Interactive TV gaming: the provision of software and technology currently supporting fixed odds games.

(iii) Mobile gaming: the provision of services on mobile devices, including fixed odds games, multiplayer games, sports betting services, scratch cards and exchange betting.

(iv) Multiplayer blackjack tournaments: 24/7 availability of a variety of blackjack tournaments games based on a peer-to-peer technology allowing users to compete against each other and not against the "house".

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

On November 6, 2007, we and Two Way Media Ltd (the "Parties") have incorporated a new entity in Alderney bearing the name Two Way Gaming Limited ("TWG") to conduct all gaming activity undertaken by the Parties on interactive television, mobile telephony, participation television and the internet. Both companies are equal holders of the issued shares of TWG. On the same day the Parties together with winner.com (UK) Ltd ("Winner"), agreed to terminate the Interactive Fixed Odds Betting Services Agreement that was signed between them on February 22, 2005, and the Parties have agreed to grant to Winner an option to purchase directly from us part of our shareholding in TWG equivalent to 7.5% of the TWG's total shares subject to certain events. Winner is owned by our former Chief Executive Officer and current director, Mr. Shimon Citron.

We devote substantially all of our efforts toward conducting research, development and marketing of our software. In the course of these activities, we have sustained operating losses and expect such losses to continue in the foreseeable future. To date, we have not generated sufficient revenues to achieve profitable operations or positive cash flow from operations. As of March 31, 2008, we had an accumulated deficit of $17,837,755. There is no assurance that profitable operations, if ever achieved, will be sustained on a continuing basis. During the three months ended March 31, 2008, we derived approximately 92% of our revenues from two major customers.

Effective on May 1, 2008 our name was changed to Win Gaming Media, Inc.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2008 COMPARED TO THREE MONTHS ENDED MARCH 31, 2007

REVENUES AND COST OF REVENUES

Total revenues for the three months ended March 31, 2008 increased by 107% to $511,488 from $246,915 for the three months ended March 31, 2007. The increase in revenues is mainly due to the service agreement with our affiliate company Two Way Gaming, our jointly held company with Two Way Media, offset by the termination of the agreement with Two Way Media and Winner.com (UK) Ltd and from services revenues that we had in 2007 due to our license agreement with Golden Palace Ltd for the license of our multiplayer tournaments blackjack which we didn't have in 2008.

Cost of revenues for the three months ended March 31, 2008 increased by 366% to $433,427 from $92,923 for the three months ended March 31, 2007. The increase in the cost of revenues is attributable to costs related to our service agreement with Two Way Gaming, our jointly held company with Two Way Media.

RESEARCH AND DEVELOPMENT

Research and development expenses for the three months ended March 31, 2008 decreased by 96% to $32,611 from $739,037 for the three months ended March 31, 2007. The decrease is primarily attributable to the layoff of employees, decreased general and administrative expenses allocated to the research and development department as a result of lay off of employees, allocation of employees to the cost of service due to our service agreement with Two Way Gaming, and decreased stock based compensation due to headcount reduction.

SALES AND MARKETING

Sales and marketing expenses for the three months ended March 31, 2008 decreased by 81% to $19,261 from $102,146 for the three months ended March 31, 2007. The decrease in sales and marketing expenses is primarily attributable to the layoff of employees, decreased stock based compensation, decreased general and administrative expenses allocated to the marketing and sales department as a result of lay off of employees, and to a decrease of travel.

GENERAL AND ADMINISTRATIVE

General and administrative expenses for the three months ended March 31, 2008 decrease by 79% to $56,039 from $272,916 for the three months ended March 31, 2007. The decrease in sales and marketing expenses is primarily attributable to the layoff of employees, decreased stock based compensation, decreased general and administrative expenses allocated to the marketing and sales department as a result of lay off of employees, and to a decrease of travel expenses.

NET LOSS

Net loss continuing operations for the three months ended March 31, 2008 was $501,767 as compared to net loss of $884,553 for the three months ended March 31, 2007. Net loss per share for the three months ended March 31, 2008 was $0.016 as compared to $0.028 for the three months ended March 31, 2007. The net loss decreases for the three months ended March 31, 2008 are primarily attributable to a decrease in operating expenses due to the layoff of our employees and decreased stock based compensation. In the three months ended March 31 2008, we generated $460,478 equity losses from our affiliated Company TWG. The investee is recorded as a liability since we and TWM are guarantors in equal parts to the affiliated losses. Our weighted average number of shares of common stock used in computing basic and diluted net loss per share for the three months ended March 31, 2008 and 2007 was 32,319,031.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2008, total current assets were $275,553 and total current liabilities were $592,471. On March 31, 2008, we had a working capital deficit of $316,918 and an accumulated deficit of $17,837,755. We finance our operations and plan to continue doing so with a combination of stock issuances and revenues from product sales. In addition, we recently incurred convertible debt as described further below to help finance our operations. We had working capital of $316,918 on March 31, 2008 compared with a working capital deficit of $221,418 on December 31, 2007. Cash and cash equivalents on March 31, 2008 were $14,960, a decrease of $132,086 from the $147,046 reported on December 31, 2007. The decrease in cash is primarily attributable to the net loss in the three months ended March 31, 2008.

Operating activities used cash of $297,404 in the three months ended March 31, 2008. Cash used by operating activities in the three months ended March 31, 2008 results primarily from a net loss of $501,767, a $275,667 increase in accounts receivable, offset by a $50,827 of stock based compensation, $133,079 of depreciation, of which $83,333 is related to amortization of acquired technology, and the rest of which is related to computers and other equipment, and $460,478 equity losses of affiliated company.

Investing activities provided cash of $65,000 in the three months ended March 31, 2008. Cash provided by investing activities in the three months ended March 31, 2008 results from the sale of computers and software equipment.

Financing activities generated a cash amount of $101,289 during the three months ended March 31, 2008. Cash provided by financing activities for the three month period ended March 31, 2008 results primarily from the convertible loan received from shareholder.

On March 10, 2008, our board of directors, or the Board, approved our entry into a convertible debt transaction with one of our directors, Mr. Shimon Citron. The transaction which was subject to shareholder approval at a special meeting in lieu of an annual meeting was approved on April 29, 2008, or the Meeting. The transaction was documented by a Convertible Loan Agreement, a Convertible Promissory Note, a Security Agreement and a Common Stock Purchase Warrant, all of which were dated as of March 6, 2008, and were collectively referred to as the "Loan Agreement Documents." On April 29, 2008, the transaction was approved by the holders of a majority of our common stock.

Under the Loan Agreement Documents, Mr. Citron has provided us with a loan in the aggregate principal amount of $500,000, which is to be advanced to the Company in seven installments of different amounts commencing February 24, 2008 and ending July 9, 2008. As of the date hereof, payments in the aggregate amount of $276,000 have been transferred to the Company.

In addition, under the Loan Agreement Documents:

o We issued a Secured Promissory Note to Mr. Citron, which Note is convertible into shares of our common stock at a per-share conversion price equal to the average closing price of our common stock for the five trading days preceding the date on which the first monthly installment if advanced by Mr. Citron. The first advance occurred on February 24, 2008. The conversion price based on the foregoing formula is $0.0595 per share of common stock. The Note will accrue interest at a rate of 15% per annum. Payment of principal and interest by us will be payable in cash, or at the election of Mr. Citron in shares of Common Stock valued at $0.0595. The Note also contains customary events of default, including receivership or bankruptcy proceedings, judgments in access of $100,000, and certain trading and SEC suspensions. The Note matures on March 6, 2009.

o We entered a Security Agreement to secure the performance by us of our obligations under the Loan Agreement Documents. We granted to Mr. Citron a first ranking priority security interest in substantially all of our assets.

o We agreed to file within 60 days of conversion of the Note a registration statement with the SEC, and to use our best efforts to register for resale the shares issued to Mr. Citron under the Note and a Warrant granted to Mr. Citron. Under the Warrant agreement, Mr. Citron is entitled to purchase from us up to 8,403,361shares of common stock at a per share price of $0.0595. This warrant may be exercised until 5 years from the issuance date. Mr. Citron will have the option for one year from the effective date of such registration statement to purchase up to an additional $500,000 worth of Common Stock and Warrants at a price of $0.0595 per share.

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

ITEM 4T. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES - We maintain a system of disclosure controls and procedures that are designed for the purposes of ensuring that information required to be disclosed in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer ("CEO") as appropriate to allow timely decisions regarding required disclosures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our CEO, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. Based on that evaluation and the material weakness described below, management concluded that the Company did not maintain effective internal controls regarding the design and operation of our disclosure controls and procedures as of March 31, 2008. Management has identified control deficiencies regarding: 1) lack of segregation of duties; 2) qualification and training of employees and, 3) the need for stronger internal control environment. Management of the Company believes that these deficiencies which in the aggregate constitute a material weakness, are due to the small size of the Company's staff, exacerbated by the resignations of the Company's CEO and Chief Financial Officer in 2007. Management took action to replace these positions; however, the small size of the Company may continue to make it challenging to maintain adequate controls in the future, such as segregation of duties, due to the potential costs of such remediation.

The ineffectiveness of disclosure controls and procedures as of March 31, 2008 stemmed in large part from several significant changes of the Company's executive officers, discontinued operations and personnel cutback. Although we believe the time to adapt during this fiscal year will help position us to provide improved disclosure controls and procedures into the future, in the interim, these changes caused control deficiencies, which in the aggregate resulted in a material weakness.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING - There has been no change in our internal control over financial reporting during the first quarter of 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As described further under the caption Liquidity and Capital Resources under
Item 2 of Part I of this Quarterly Report on Form 10-Q, under the agreement and note entered with Shimon Citron, he will be able convert all or any portion of the then aggregated outstanding principal amount of the note, together with interest, at a rate of $0.0595 per share of our common stock. As of the date hereof, payments in the aggregate amount of $276,000 have been advanced by Mr. Shimon to us under the said note, and therefore currently Mr. Shimon is entitled to purchase 4,638,655 shares of our common stock upon conversion of the note. These sales were deemed to be exempt under Regulation S, Regulation D, and/or
Section 4(2) of the Securities Act.

ITEM 6. EXHIBITS.

3.1 Composite copy of the registrant's Articles of Incorporation as amended on May 1, 2008.

10.1 Convertible Loan Agreement dated as of March 6, 2008 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2008)

10.2 Convertible Promissory Note dated as of March 6, 2008(incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2008)

10.3 Security Agreement dated as of March 6, 2008(incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2008)

10.4 Common Stock Purchase Warrant dated as of March 6, 2008(incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2008).

31.1 Certification of Chief Executive Officer Pursuant to Rule
     13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.

31.2 Certification of Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934.

32.1 Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350,

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized


                                                         WIN GAMING MEDIA, INC.


Dated: May 28, 2008                                      By: /s/ Steve Baker
                                                         -------------------
                                                         Steve Baker
                                                         Chief Executive Officer