Form 10-Q
period 2008-06-30
Win Gaming Media, Inc.
filed 2008-08-14
CIK 1175442

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2008

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

                              (972) - 3 - 647-1884
              (Registrant's telephone number, including area code)

                             WIN GAMING MEDIA, INC.

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

                               Yes [_]     No [X]

The number of shares outstanding of the registrant's Common Stock, $0.001 par value, was 32,319,031 as of August 8, 2008.

                                                                      PAGE
                                                                      ----

PART I - FINANCIAL INFORMATION:

  Item 1.   Balance Sheet (Unaudited)                              F-2 - F-3

            Statements of Operations and Comprehensive
            Income (Loss) (Unaudited)                                 F-4

            Statements of Cash Flows (Unaudited)                      F-5

            Notes to Financial Statements (Unaudited)              F-6 - F-11

  Item 2.   Management's Discussion and Analysis And
            Results of Operations                                      3

  Item 4T.  Controls and Procedures                                    7

PART II - OTHER INFORMATION:

  Item 6.   Exhibits                                                   9

SIGNATURES                                                            10

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                             WIN GAMING MEDIA, INC.
                      (FORMERLY KNOWN AS: ZONE 4 PLAY, INC)
                              AND ITS SUBSIDIARIES

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                               AS OF JUNE 30, 2008

                                 IN U.S. DOLLARS

                                    UNAUDITED

                                      INDEX

                                                                  PAGE
                                                               ----------

CONSOLIDATED BALANCE SHEETS                                    F-2 - F-3

CONSOLIDATED STATEMENTS OF OPERATIONS                             F-4

CONSOLIDATED STATEMENTS OF CASH FLOWS                             F-5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                     F-6 - F-11

WIN GAMING MEDIA, INC. (FORMERLY KNOWN AS: ZONE 4 PLAY, INC.) AND ITS
SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
U.S. DOLLARS

                                                                                       ------------       --------------
                                                                                         JUNE 30,          DECEMBER 31
                                                                                       ------------       --------------
                                                                                          2008                2007
                                                                                       ------------       --------------
                                                                                        UNAUDITED
                                                                                       ------------
ASSETS

  CURRENT ASSETS:
     Cash and cash equivalents                                                         $     17,964       $      147,046
     Trade receivables (net of allowance for doubtful accounts of $405,452)                 114,682              117,793
     Other accounts receivable, prepaid expenses, and related parties                       155,245              131,046
     Assets attributed to discontinued operations                                             3,456               31,506
                                                                                       ------------       --------------

  TOTAL current assets                                                                      291,347              427,391
                                                                                       ------------       --------------

  RELATED PARTIES                                                                           890,098              294,526
                                                                                       ------------       --------------

  SEVERANCE PAY FUND                                                                         70,430               78,453
                                                                                       ------------       --------------

  PROPERTY AND EQUIPMENT, NET                                                               129,153              322,581
                                                                                       ------------       --------------

  ACQUIRED TECHNOLOGY, NET                                                                        -              107,309
                                                                                       ------------       --------------

  Total assets                                                                         $  1,381,028       $    1,230,260
                                                                                       ============       ==============

The accompanying notes are an integral part of the consolidated financial statements.

WIN GAMING MEDIA, INC. (FORMERLY KNOWN AS: ZONE 4 PLAY, INC.) AND ITS
SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
U.S. DOLLARS

                                                                                       ------------       --------------
                                                                                         JUNE 30,          DECEMBER 31
                                                                                       ------------       --------------
                                                                                            2008              2007
                                                                                       ------------       --------------
                                                                                        UNAUDITED
                                                                                       ------------
    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

 CURRENT LIABILITIES:
    Convertible note, net (Note 5)                                                     $    245,396       $            -
    Trade payables                                                                          113,230              115,968
    Employees and payroll accruals                                                          166,368              287,441
    Accrued expenses and other liabilities                                                  190,849              188,843
    Liabilities attributed to discontinued operations                                        25,395               25,051
                                                                                       ------------       --------------

 TOTAL current liabilities                                                                  741,238              617,303
                                                                                       ------------       --------------

    Call option                                                                             206,768              206,768
    Accrued Severance pay                                                                   134,387              140,293
                                                                                       ------------       --------------

 TOTAL Long term liabilities                                                                341,155              347,061
                                                                                       ------------       --------------

 TOTAL liabilities                                                                        1,082,393              964,364
                                                                                       ------------       --------------

 COMMITMENTS AND CONTINGENT LIABILITIES                                                           -                    -

 INVESTMENT IN AFFILIATED COMPANY                                                         1,448,825              516,352

 STOCKHOLDERS' DEFICIENCY:
    Common stock of $ 0.001 par value:
    Authorized: 75,000,000 shares at June 30, 2008 and December 31, 2007;
      Issued and outstanding: 32,319,031 shares at June 30, 2008 and
      December 31, 2007, respectively                                                        32,319               32,319
  Additional paid-in capital                                                             17,243,928           17,060,714
  Accumulated other comprehensive loss                                                       (8,047)              (7,504)
  Accumulated deficit                                                                   (18,418,390)         (17,335,985)
                                                                                       ------------       --------------
TOTAL stockholders' deficiency                                                         $ (1,150,190)      $     (250,459)

TOTAL liabilities and stockholders' deficiency                                         $  1,381,028       $    1,230,260
                                                                                       ============       ==============

The accompanying notes are an integral part of the consolidated financial statements.

WIN GAMING MEDIA, INC. (FORMERLY KNOWN AS: ZONE 4 PLAY, INC.) AND ITS
SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
U.S. DOLLARS (EXCEPT SHARE DATA)

                                                                          SIX MONTHS ENDED                THREE MONTHS ENDED
                                                                               JUNE 30,                        JUNE 30,
                                                                     ----------------------------    ----------------------------
                                                                        2008             2007            2008             2007
                                                                     ------------    ------------    ------------    ------------
                                                                              UNAUDITED                        UNAUDITED
                                                                     ----------------------------    ----------------------------
Revenues:
  Revenues from software applications                                $    257,815    $    483,870    $    128,581    $    236,955
  Revenues from services to affiliated company                            729,175               -         346,921               -
Total Revenues                                                       ------------    ------------    ------------    ------------
                                                                          986,990         483,870         475,502    $    236,955

Cost of revenues                                                          774,096         253,875         340,669         160,952
                                                                     ------------    ------------    ------------    ------------

Gross profit                                                              212,894         229,995         134,833          76,003

Operating expenses:
  Research and development                                                102,648       1,277,248          70,037         538,211
  Selling and marketing                                                    23,105         134,476           3,844          32,330
  General and administrative                                               46,729         556,961          31,040         284,045
                                                                     ------------    ------------    ------------    ------------

Total operating expenses                                                  172,482       1,968,685         104,921         854,586

Operating (loss) income                                                    40,412      (1,738,690)         29,912        (778,583)

Financial expenses, net                                                   159,969          21,613         108,180          16,786
                                                                     ------------    ------------    ------------    ------------

Other income                                                                    -          38,042               -          14,032

Equity in losses of affiliated company                                    932,470               -         471,992               -
Minority interests in losses of subsidiaries                                    -         102,184               -          45,813
                                                                     ------------    ------------    ------------    ------------

Net loss from continuing operation                                     (1,052,027)     (1,620,077)       (550,260)       (735,524)
Net loss from discontinued operation, net                                 (30,378)       (523,906)        (30,378)           (250)
Net Loss                                                               (1,082,405)     (2,143,983)       (580,638)       (735,774)
                                                                     ============    ============    ============    ============
Basic and diluted net loss per share from continuing
  operation                                                          $    (0.0326)   $    (0.0500)   $    (0.0170)   $    (0.0227)
Basic and diluted net loss per share from discontinued
  operation                                                          $    (0.0009)   $    (0.0160)   $    (0.0009)   $    (0.0000)
Total Basic and diluted net loss per share                           $    (0.0335)   $    (0.0660)   $    (0.0179)   $    (0.0227)
                                                                     ============    ============    ============    ============

Weighted average number of shares of Common stock used
  in computing basic and diluted net loss per share                    32,319,031      32,319,031      32,319,031      32,319,031
                                                                     ============    ============    ============    ============

The accompanying notes are an integral part of the consolidated financial statements.
                                       F-4

WIN GAMING MEDIA, INC. (FORMERLY KNOWN AS: ZONE 4 PLAY, INC.) AND ITS
SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
U.S. DOLLARS

                                                                           SIX MONTHS ENDED               THREE MONTHS ENDED
                                                                                JUNE 30,                       JUNE 30,
                                                                     ----------------------------    ----------------------------
                                                                         2008            2007            2008             2007
                                                                     ------------    ------------    ------------    ------------
                                                                               UNAUDITED                      UNAUDITED
                                                                     ----------------------------    ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                           $ (1,082,405)   $ (2,143,983)   $   (580,638)   $   (735,774)
  Adjustments required to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization                                         211,086         350,510          78,007         177,089
    Decrease (increase) in trade and other accounts
      receivable prepaid expenses, and related parties                   (616,038)        443,722        (340,371)        418,525
    Stock-based compensation                                               51,960         242,851           1,133          92,093
    Decrease in trade payables                                             (2,394)       (277,705)         13,114        (172,420)
    Increase (decrease) in employees and payroll accruals                (121,072)       (141,057)        (12,777)       (162,919)
    Increase (decrease) in accrued expenses and other
      liabilities                                                           2,004        (263,823)          4,324        (266,577)
    Change in value of convertible debt, net                               40,076               -          40,076               -
    Accrued severance pay, net                                              2,119         (36,760)              -         (29,484)
    Equity in losses of affiliated company                                997,473               -         536,995
    Capital loss (gain) on sale of property and equipment                 (40,350)         15,735               -          15,735
    Impairment of discontinued assets                                      27,856               -          27,856
    Minority interests in losses of subsidiaries                                -        (102,184)              -         (45,813)
                                                                     ------------    ------------    ------------    ------------
Net cash used in operating activities                                    (529,685)     (1,912,694)       (232,281)       (709,545)
                                                                     ------------    ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of property and equipment                             65,000               -               -               -
  Purchase of property and equipment                                            -         (10,935)              -               -
                                                                     ------------    ------------    ------------    ------------
Net cash provided (used in) investing activities                           65,000         (10,935)              -               -
                                                                     ------------    ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of shares  and warrants, net                                         -          (6,867)              -          (6,867)
  Issuance of convertible debt  and warrants, net                         336,574               -         235,285               -
  Short-term bank credit, net                                                   -         (16,750)              -         (56,699)
                                                                     ------------    ------------    ------------    ------------
Net cash provided by financing activities                                 336,574         (23,617)        235,285         (63,566)
                                                                     ------------    ------------    ------------    ------------
Effect of exchange rate changes on cash and cash
  equivalents                                                                (971)         (1,380)              -          (1,759)
                                                                     ------------    ------------    ------------    ------------
Decrease in cash and cash equivalents                                    (129,082)     (1,948,626)          3,004        (774,870)
Cash and cash equivalents at the beginning of the period                  147,046       3,019,282          14,960       1,845,526
                                                                     ------------    ------------    ------------    ------------
Cash and cash equivalents at the end of the period                   $     17,964    $  1,070,656    $     17,964    $  1,070,656
                                                                     ------------    ------------    ------------    ------------
NON-CASH TRANSACTION

Sell of fixed assets to related parties                                    65,000               -               -               -
                                                                     ============    ============    ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
  Cash paid during the period for:
  Interest                                                           $        168    $        807    $          -    $        344
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

WIN GAMING MEDIA, INC. (FORMERLY KNOWN AS: ZONE 4 PLAY, INC.) AND ITS
SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS

NOTE 1:   GENERAL

          a. On May 1, 2008 the company has changed its name to Win Gaming Media. Win Gaming Media, inc. (formerly known as: Zone4Play Inc.) ("the Company") was incorporated under the laws of the State of Nevada on April 23, 2002 as Old Goat Enterprises, Inc. On February 1, 2004, the Company acquired Zone4Play, Inc. ("Zone4Play (Delaware))" (see b. below), which was incorporated under the laws of the State of Delaware on April 2, 2001, and subsequently changed the Company's name to Zone4Play, Inc., a Nevada corporation The Company develops and markets interactive games applications for Internet, portable devices and interactive TV platforms.

               The Company conducts its operations and business with and through its subsidiaries, (1) Zone4Play (Delaware), (2) Zone4Play Limited, an Israeli corporation incorporated in July 2001, which is engaged in research and development and marketing of the applications, (3) Zone4Play (UK) Limited, a United Kingdom corporation, incorporated in November 2002, which is engaged in marketing of the applications, (4) MixTV Ltd., an Israeli corporation which develops and markets participation TV games applications., and (5) Gaming Ventures Plc ("Gaming"), a company incorporated in the Isle of Man.

               The Company's shares of common stock are currently traded on the OTC Bulletin Board under the trading symbol "WGMI.OB."

          b. The Company has suffered losses from operations and negative cash flows from operations since inception. For the six months ended June 30, 2008 the Company incurred a negative cash flow from operations of $529,685 and has accumulated deficit of $18,418,390 as of June 30, 2008.

               Despite its negative cash flows, the Company has been able to secure financing in order to support its operation to date, based on shares issuances. Also see Intellectual Property and Technology Purchase Agreement signed with Playtech (Note 1.f.).

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

          d. On November 6, 2007, the Company and Two Way Media Ltd (the "Parties") have incorporated a new entity in Alderney bearing the name Two Way Gaming Limited ("TWG") to conduct all gaming activity undertaken by the Parties on interactive television, mobile telephony, participation television and the internet. Both companies are equal holders of the issued shares of TWG. On the same day the Parties agreed to grant Winner.com (UK) Ltd ("Winner") in exchange to the brand name Winner an option to purchase directly from Z4P part of Z4P's shareholding in TWG equivalent to 7.5% of TWG's total shares subject to certain events. The call option was accounted for as a derivative pursuant to EITF 00-06 "Accounting for Freestanding Derivative Financial Instruments Indexed to, and Potentially Settled in, the Stock of a Consolidated Subsidiary". Since the Company holds 50% of TWG's issued shares, it accounts for its investment under the equity method. The asset due to services provided by the Company to TWG is classified as related parties.

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

          f. On August 6, 2008, the Company entered into an agreement with Playtech Software Limited ("Playtech") for the sale of substantially all the intellectual property and certain computer servers and hardware of our wholly owned subsidiary MixTV Ltd, for consideration of $1,750,000, $1,250,000 of which was received upon closing and the remaining amount of $500,000 to be deposited in escrow until the lapse of 3 months from the closing, all in accordance with the provisions of the Agreement and of an Escrow Agreement entered in connection therewith. The amount held in escrow shall be used to satisfy, to the extent possible, any loss, liability, deficiency, damage, expense or cost, which Playtech may suffer, sustain or become subject to as a result of uncertainties which may occur as specified in the Agreement. Pursuant to the terms of the agreement, MixTV will terminate the employment of all of its employees and Playtech, at its discretion, may make to certain of those employees employment offers.

NOTE 2:   BASIS OF PRESENTATION

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments including non-recurring adjustments attributable to reorganization and severance and impairment considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007.

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

          The following table shows the total stock-based compensation charge included in the Consolidated Statement of Operations:

                                                      SIX MONTHS ENDED              THREE MONTHS ENDED
                                                          JUNE 30,                       JUNE 30,
                                                ---------------------------     ---------------------------
                                                   2008            2007            2008            2007
                                                -----------     -----------     -----------     -----------
                                                (UNAUDITED)     (UNAUDITED)     (UNAUDITED)     (UNAUDITED)
                                                -----------     -----------     -----------     -----------
Research and development expenses (income)      $    29,144     $    77,559     $      (148)    $    19,782

Sales and marketing expenses                          9,530          18,769           1,032           7,240

General and administrative expenses                  13,286         146,523             249          65,071
                                                -----------     -----------     -----------     -----------
Total                                           $    51,960     $   242,851     $     1,133     $    92,093
                                                ===========     ===========     ===========     ===========

          The fair value for these options was estimated at the grant date using a Black-Scholes option pricing model as allowed Under SFAS 123(R).

          A summary of the Company's share option activity to employees and directors, and related information is as follows:

                                                               SIX MONTHS ENDED JUNE 30,
                                                -----------------------------------------------------------
                                                           2008                            2007
                                                ---------------------------     ---------------------------
                                                        UNAUDITED                     UNAUDITED
                                                ---------------------------     ---------------------------
                                                                 WEIGHTED                         WEIGHTED
                                                                 AVERAGE                          AVERAGE
                                                  NUMBER         EXERCISE         NUMBER          EXERCISE
                                                OF OPTIONS         PRICE        OF OPTIONS         PRICE
                                                -----------     -----------     -----------     -----------
                                                                     $                               $
                                                                -----------                     -----------
Outstanding at the beginning of                   3,950,965            0.98       7,653,046            1.01
  the year

Granted                                                   -               -               -               -
Forfeited                                          (324,586)           0.58      (1,585,414)           0.88
                                                -----------     -----------     -----------     -----------

Outstanding at the end of the
  quarter                                         3,626,379            1.02       6,067,632            0.98
                                                ===========     ===========     ===========     ===========

Options exercisable at the end of
  the quarter                                     3,532,292            1.00       3,669,076            0.94
                                                ===========     ===========     ===========     ===========

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

          a. The following is a summary of operations within geographic areas, based on the location of the customers:

                                                       SIX MONTHS ENDED
                                                           JUNE 30,
                                                    -----------------------
                                                      2008         2007
                                                    ---------    ----------
                                                        TOTAL REVENUES
                                                    -----------------------

Alderney                                            $ 729,175    $        -
Australia                                             175,000       175,000
United States                                          82,815        77,783
England                                                     -       169,611
Antigua and Barbuda                                         -        60,945
Others                                                      -           531
                                                    ---------    ----------

                                                    $ 986,990    $  483,870
                                                    =========    ==========

          b.   Major customer data as a percentage of total revenues:

                                                       SIX MONTHS ENDED
                                                           JUNE 30,
                                                    -----------------------
                                                      2008         2007
                                                    ---------    ----------

Customer A (an affiliate company)                          74%           36%
                                                    =========    ==========
Customer B                                                 18%           35%
                                                    =========    ==========
Customer C                                                  *)           16%
                                                    =========    ==========
Customer D                                                  -            12%
                                                    =========    ==========
Customer E                                                  -             *)
                                                    =========    ==========

*) Represents an amount lower than 10%.

NOTE 5:   CONVERTIABLE NOTE, NET

               Under the Loan Agreement Documents, Mr. Citron has provided us with a loan in the aggregate principal amount of $500,000, which is to be advanced to the Company in seven installments of different amounts commencing February 24, 2008 and ending July 9, 2008. As of June 30, 2008, payments in the aggregate amount of $336,574 have been transferred to the Company.

               In addition, under the Loan Agreement Documents:

               The Note is convertible into shares of our common stock at a conversion price based on $0.0595 per share of common stock. The Note will accrue interest at a rate of 15% per annum. Payment of principal and interest by us will be payable in cash, or at the election of Mr. Citron in shares of Common Stock valued at $0.0595. The Note matures on March 6, 2009.

WIN GAMING MEDIA, INC. (FORMERLY KNOWN AS: ZONE 4 PLAY, INC.) AND ITS
SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS

NOTE 5:   CONVERTIABLE NOTE, NET (CONT.)

               In addition, the company issued 5,656,706 warrants at an exercise price of $0.0595. The warrants may be exercised until 5 years from the issuance date. Mr. Citron will have the option for one year from the effective date of such registration statement to purchase up to an additional $500,000 worth of Common Stock and Warrants at a price of $0.0595 per share.

               At issuance date the convertible debt and the warrants were accounted in accordance with APB 14 "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants", as amended ("APB 14").The proceeds from the sale of debt with stock purchase warrants were allocated to the two elements. As a result the company recorded a discount of $124,020.

               The company didn't recorded a beneficial conversion feature, in accordance with EITF 00-27 "Application of Issue No. 98-5 to Certain Convertible Instruments" and EITF 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", since the effective conversion price of the note was higher than the share price at the issuance date.

NOTE 6:   RECENTLY ISSUED ACCOUNTING STANDARDS

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

NOTE 6:   RECENTLY ISSUED ACCOUNTING STANDARDS (CONT.)

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

               In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133" (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity's derivative instruments and hedging activities and their effects on the entity's financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) as well as related hedged items, bifurcated derivatives, and non-derivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. The Company is currently evaluating the disclosure implications of this statement.

NOTE 7:   SUBSEQUENT EVENTS

a. On June 29, 2008 the Company has entered into an agreement with CFO Outsourcing Services Ltd, for rendering CFO services to the company.

b. Intellectual Property and Technology Purchase Agreement signed with Playtech - see Note 1.f.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD LOOKING STATEMENTS

This quarterly report on Form 10-Q contains certain forward-looking statements. Forward-looking statements may include our statements regarding our goals, beliefs, strategies, objectives, plans, including product and service developments, future financial conditions, results or projections or current expectations. For example, when we discuss our funding plans and opportunities, including our expectation that our current cash (after giving effect to our sale of assets to Playtech) will be sufficient to meet our anticipated requirements for the next 12 months, or that additional cash will be sought by pursuing sales of our multi-player Black Jack IP and our mobile gaming application on a revenue-share basis, we are using a forward looking statement. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms, or other comparable terminology. These statements are subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those contemplated by the forward-looking statements. The business and operations of Win Gaming Media, Inc. are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this report. We undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect our business is described under the heading "Risks Related to Our Business" in Part I, Item 1, "Description of Business" of our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007. Readers are also urged to carefully review and consider the various disclosures we have made in this report.

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

On November 6, 2007, we and Two Way Media Ltd (the "Parties") have incorporated a new entity in Alderney bearing the name Two Way Gaming Limited ("TWG") to conduct all gaming activity undertaken by the Parties on interactive television, mobile telephony, participation television and the internet. Both companies are equal holders of the issued shares of TWG. On the same day the Parties together with Winner.com (UK) Ltd ("Winner"), agreed to terminate the Interactive Fixed Odds Betting Services Agreement that was signed between them on February 22, 2005, and the Parties have agreed to grant to Winner an option to purchase directly from us part of our shareholding in TWG equivalent to 7.5% of the TWG's total shares subject to certain events. Winner is owned by our current Chief Executive Officer, Mr. Shimon Citron.

We devote substantially all of our efforts toward conducting research, development and marketing of our software. In the course of these activities, we have sustained operating losses and expect such losses to continue in the foreseeable future. To date, we have not generated sufficient revenues to achieve profitable operations or positive cash flow from operations. As of June 30, 2008, we had an accumulated deficit of $18,390,534. There is no assurance that profitable operations, if ever achieved, will be sustained on a continuing basis. During the three months ended June 30, 2008, we derived approximately 92% of our revenues from two major customers.

Effective May 1, 2008 our name was changed to Win Gaming Media, Inc., and on June 20, 2008, our trading symbol was changed to WGMI.OB.

Effective June 19, 2008, our board of directors decided to replace Steve Baker as Chief Executive Officer ("CEO") of the company with Shimon Citron, our company's founder, current director and former CEO. Mr. Citron has assumed the position of CEO on a part time basis. Mr. Baker remained a director of the company.

On June 20, 2008, TWG signed an agreement with Virgin Media TV ("VMTV"), a leading UK entertainment company, to launch a new TV channel - Challenge Jackpot. The program will air on VMTV's Virgin1 and Bravo2 channels, extending its reach to homes with satellite and digital terrestrial television. According to the agreement TWG shall be entitled to receive revenue share from the channel's activities.

Effective on July 1, 2008, we appointed Jacob Bar-Shalom as our Chief Financial Officer. This appointment was made pursuant to a contract signed between us and C.F.O. - OUT SOURCING SERVICES LTD., an Israeli company that provides financial services and for which Mr. Bar-Shalom works.

On August 6, 2008, our wholly owned subsidiary MixTV Ltd., an Israeli corporation ("MixTV"), and Playtech Software Limited, a British Virgin Islands corporation ("Playtech") entered into an Intellectual Property and Technology Purchase Agreement (the "Agreement") under which Playtech agreed to purchase substantially all of the assets of MixTV, including but not limited to MixTV's intellectual property ("Purchased Assets") in consideration of a total amount of $1,750,000, $1,250,000 of which is to be paid upon closing and the remaining amount of $500,000 to be deposited in escrow in accordance with the provisions of the Agreement and of an Escrow Agreement entered in connection therewith. Pursuant to the terms of the Agreements, MixTV will terminate the employment of all of its employees and Playtech, at its discretion, may make to certain of those employees employment offers. In addition, we and Playtech have entered into a Software License Agreement, under which Playetch granted us a non-exclusive license to use the software products included in the Purchased Assets for the sole purpose of providing support and maintenance services to TWG, company jointly owned by the registrant and Two-Way Media Ltd.

The above mentioned description of our company's business will change once the transaction between Playtech and MixTV is closed and we cease to provide the services and own the intellectual property provided and owned by MixTV.

Our shares of common stock are currently traded on the OTC Bulletin Board under the trading symbol "WGMI.OB".

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2008 COMPARED TO THREE MONTHS ENDED JUNE 30, 2007 AND SIX MONTHS ENDED JUNE 30, 2008 COMPARED TO SIX MONTHS ENDED JUNE 30, 2007.

REVENUES AND COST OF REVENUES

Total revenues for the three months ended June 30, 2008 increased by 100% to $475,502, from $236,955 for the three months ended June 30, 2007. Total revenues for the six months ended June 30, 2008 increased by 103% to $986,990 from $483,870 for the six months ended June 30, 2007. The changes in revenues are mainly due to the service agreement with TWG, our jointly held company with Two Way Media, offset by the termination of the agreement with Two Way Media and Winner.com (UK) Ltd and from service revenues that we had in 2007 due to our license agreement with Golden Palace Ltd for the license of our multiplayer blackjack tournaments which we didn't have in 2008.

Cost of revenues for the three months ended June 30, 2008 increased by 111% to $340,669 from $160,952 for the three months ended June 30, 2007. Cost of revenues for the six months ended June 30, 2008 increased by 204% to $774,096 from $253,875. These increases in the cost of revenues are attributable to costs related to our service agreement with TWG, our jointly held company with Two Way Media.

RESEARCH AND DEVELOPMENT

Research and development expenses for the three months ended June 30, 2008 decreased by 87% to $70,037 from $538,211 for the three months ended June 30, 2007. Research and development expenses for the six months ended June 30, 2008 decreased by 92% to $102,648 from $1,277,248 for the six months ended June 30, 2007. The decreases are primarily attributable to the layoff of employees, decreased general and administrative expenses allocated to the research and development department as a result of lay off of employees, allocation of employees to the cost of service due to our service agreement with Two Way Gaming, and decreased stock based compensation due to headcount reduction.

SALES AND MARKETING

Sales and marketing expenses for the three months ended June 30, 2008 decreased by 88% to $3,844 from $32,330 for the three months ended June 30, 2007. Sales and marketing expenses for the six months ended June 30, 2008 decreased by 83 % to $23,105 from $134,476 for the six months ended June 30, 2007. These decreases in sales and marketing expenses are primarily attributable to the layoff of employees, decreased stock based compensation, decreased general and administrative expenses allocated to marketing and sales as a result of lay off of employees, and to a decrease of travel.

GENERAL AND ADMINISTRATIVE

General and administrative expenses for the three months ended June 30, 2008 decrease by 89% to $31,040 from $284,045 for the three months ended June 30, 2007. General and administrative expenses for the six months ended June 30, 2008 decreased by 91% to $46,729 from $556,961 for the six months ended June 30, 2007. These decreases in general and administrative expenses are primarily attributable to the layoff of employees, decreased stock based compensation and decreased general and administrative expenses.

NET LOSS

Net loss from continuing operations for the three months ended June 30, 2008 was $550,260 compared to net loss of $735,524 for the three months ended June 30, 2007. Net loss from continuing operations for the six months ended June 30, 2008 was $1,052,027 as compared to net loss of $1,620,077 for the six months ended June 30, 2007. Net loss per share from continuing operations for the three months ended June 30, 2008 was $0.017 as compared to $0.0227 for the three months ended June 30, 2007. Net loss per share for the six months ended June 30, 2008 was $0.0326 as compared to $0.050 for the six months ended June 30, 2007. The net loss decreases for the periods of three and six months ended June 30, 2008 are primarily attributable to a decrease in operating expenses due to the layoff of our employees and decreased stock based compensation. In the period of six months ended June 30 2008, we generated $932,470 equity losses from our affiliated company, TWG. The investment is recorded as a liability since we and TWM are guarantors in equal parts to the affiliated losses. Our weighted average number of shares of common stock used in computing basic and diluted net loss per share for the three months ended June 30, 2008 and 2007 was 32,319,031

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2008, total current assets were $291,347 and total current liabilities were $741,238 On June 30, 2008, we had a working capital deficit of $449,891 and an accumulated deficit of $18,418,390. We finance our operations and plan to continue doing so with a combination of stock issuances and revenues from product sales. In addition, we recently incurred convertible debt as described further below to help finance our operations. We had working capital deficit of $449,891 on June 30, 2008 compared with a working capital deficit of $189,912 on December 31, 2007. Cash and cash equivalents on June 30, 2008 were $17,964, a decrease of $129,082 from the $147,046 reported on December 31, 2007. The decrease in cash is primarily attributable to the net loss in the six months ended June 30, 2008.

Operating activities used cash of $529,685 in the six months ended June 30, 2008. Cash used by operating activities in the six months ended June 30, 2008 results primarily from a net loss of $1,082,405, a $616,038 increase in accounts receivable and other current assets, offset by a $51,960 of stock based compensation, $211,086 of depreciation and amortization, and $997,470 equity losses of affiliated company.

Investing activities provided cash of $65,000 in the six months ended June 30, 2008. Cash provided by investing activities in the six months ended June 30, 2008 results from the sale of computers and software equipment.

Financing activities generated a cash amount of $336,574 during the six months ended June 30, 2008. Cash provided by financing activities for the six month period ended June 30, 2008 results primarily from the convertible loan received from shareholder.

On March 10, 2008, our board of directors, or the Board, approved our entry into a convertible debt transaction with one of our directors, Mr. Shimon Citron, who has since been appointed as our CEO. The transaction which was subject to shareholder approval at a special meeting in lieu of an annual meeting was approved on April 29, 2008, or the Meeting. The transaction was documented by a Convertible Loan Agreement, a Convertible Promissory Note, a Security Agreement and a Common Stock Purchase Warrant, all of which was dated as of March 6, 2008, and was collectively referred to as the "Loan Agreement Documents." On April 29, 2008, the transaction was approved by the holders of a majority of our common stock.

Under the Loan Agreement Documents, Mr. Citron has provided us with a loan in the aggregate principal amount of $500,000, which is to be advanced to the Company in seven installments of different amounts commencing February 24, 2008 and ending July 9, 2008. As of the date hereof, payments in the aggregate amount of $500,000 have been transferred to the Company.

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

o We agreed to file within 60 days of conversion of the Note a registration statement with the SEC, and to use our best efforts to register for resale the shares issued to Mr. Citron under the Note and a Warrant granted to Mr. Citron. Under the Warrant agreement, Mr. Citron is entitled to purchase from us up to 8,403,361 shares of common stock at a per share price of $0.0595. This warrant may be exercised until 5 years from the issuance date. Mr. Citron will have the option for one year from the effective date of such registration statement to purchase up to an additional $500,000 worth of Common Stock and Warrants at a price of $0.0595 per share.

On August 6, 2008, our wholly owned subsidiary MixTV and Playtech entered into an Intellectual Property and Technology Purchase Agreement (the "Agreement") under which Playtech agreed to purchase substantially all of the assets of MixTV, including but not limited to MixTV's intellectual property in consideration of a total amount of $1,750,000, $1,250,000 of which is to be paid upon closing and the remaining amount of $500,000 to be deposited in escrow in accordance with the provisions of the Agreement and of an escrow agreement entered in connection therewith.

OUTLOOK

Our current cash (after giving effect to our sale of assets to Playtech) will be sufficient to meet our anticipated requirements for the next 12 months. We believe that our future growth will depend upon the success of our TWG venture and the results of the license agreement with Playtech. As part of our efforts to broaden our cash basis and generate additional revenues, we will pursue sales of our multi-player Black Jack IP and our mobile gaming application on a revenue-share basis. We will also seek to leverage our wholly owned subsidiary that is registered with the SEC under the Securities Exchange Act of 1934, Gaming Ventures, by either an outright sale or by incorporating new activities which shall generate revenues.

ITEM 4T. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES - We maintain a system of disclosure controls and procedures that are designed for the purposes of ensuring that information required to be disclosed in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") as appropriate to allow timely decisions regarding required disclosures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our CEO and CFO, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended. Based on that evaluation and the material weakness described below, management concluded that we did not maintain effective disclosure controls and procedures as of June 30, 2008. Our management has identified control deficiencies regarding: 1) lack of segregation of duties; 2) qualification and training of employees and, 3) the need for stronger internal control environment. Our management believes that these deficiencies which in the aggregate constitute a material weakness are due to the small size of our staff, exacerbated by the resignations of our CEO and Chief Financial Officer in 2007. The Board of Directors took action to replace these positions; however, our small size may continue to make it challenging to maintain adequate controls in the future, such as segregation of duties, due to the potential costs of such remediation.

The ineffectiveness of disclosure controls and procedures as of June 30, 2008 stemmed in large part from several significant changes of the Company's executive officers, discontinued operations and personnel cutback. Although we continue to strive to provide improved disclosure controls and procedures into the future, in the interim, these changes caused control deficiencies, which in the aggregate resulted in a material weakness.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING - Except for the hiring of our new CFO, there has been no change in our internal control over financial reporting during the second quarter of 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS.

31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14
     (a)/15d-14(a) under the Securities Exchange Act of 1934.

31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14
     (a)/15d-14(a) under the Securities Exchange Act of 1934.

32.1 Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350.

32.2 Certification of Chief Financial Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized


                                                       WIN GAMING MEDIA, INC.


Dated: August 14, 2008                                 By: /s/ Shimon Citron
                                                       ---------------------
                                                       Shimon Citron
                                                       Chief Executive Officer