Form 10-Q
period 2008-09-30
Win Gaming Media, Inc.
filed 2008-11-19
CIK 1175442

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

                For the quarterly period ended September 30, 2008

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

                               Yes [_]     No [X]

The number of shares outstanding of the registrant's Common Stock, $0.001 par value, was 32,319,031 as of November 14, 2008.

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

                            AS OF SEPTEMBER 30, 2008

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

CONSOLIDATED STATEMENTS OF OPERATIONS                 F-4

CONSOLIDATED STATEMENTS OF CASH FLOWS                 F-5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS         F-6 - F-11

WIN GAMING MEDIA, INC. (FORMERLY KNOWN AS: ZONE 4 PLAY, INC.) AND ITS
SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
U.S. DOLLARS

                                                                           SEPTEMBER 30,     DECEMBER 31
                                                                            ----------        ----------
                                                                               2008              2007
                                                                            ----------        ----------
                                                                            UNAUDITED
                                                                            ----------

ASSETS

 CURRENT ASSETS:
   Cash and cash equivalents                                                $  359,939        $  147,046
   Trade receivables
    (net of allowance for doubtful accounts of $405,452)                       124,369           117,793
   Other accounts receivable, prepaid expenses , and related parties           614,346           131,046
     Assets attributed to discontinued operations                                    -            31,506
                                                                            ----------        ----------
 TOTAL current assets                                                        1,098,654           427,391
                                                                            ----------        ----------

 RELATED PARTIES
 (net of allowance for doubtful accounts of $924,742)                           39,182           294,526
                                                                            ----------        ----------

 SEVERANCE PAY FUND                                                             70,430            78,453
                                                                            ----------        ----------

 PROPERTY AND EQUIPMENT, NET                                                   125,536           322,581
                                                                            ----------        ----------

 ACQUIRED TECHNOLOGY, NET                                                            -           107,309
                                                                            ----------        ----------

 Total assets                                                               $1,333,802        $1,230,260
                                                                            ==========        ==========

The accompanying notes are an integral part of the consolidated financial statements.

                                      F - 2

WIN GAMING MEDIA, INC. (FORMERLY KNOWN AS: ZONE 4 PLAY, INC.) AND ITS
SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
U.S. DOLLARS

                                                                                          SEPTEMBER 30,         DECEMBER 31
                                                                                           ------------         ------------
                                                                                               2008                 2007
                                                                                           ------------         ------------
                                                                                            UNAUDITED
                                                                                           ------------

    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:

  Trade payables                                                                                 83,932              115,968
  Employees and  payroll accruals                                                                54,027              287,441
  Accrued expenses and other liabilities                                                        405,972              188,843
  Liabilities attributed to discontinued operations                                                   -               25,051
                                                                                           ------------         ------------

TOTAL current liabilities                                                                       543,931              617,303
                                                                                           ------------         ------------

  Call option                                                                                   206,768              206,768
  Accrued Severance pay                                                                         134,389              140,293
                                                                                           ------------         ------------

TOTAL Long term liabilities                                                                     341,157              347,061
                                                                                           ------------         ------------

TOTAL liabilities                                                                               885,088              964,364
                                                                                           ------------         ------------

COMMITMENTS AND CONTINGENT LIABILITIES                                                                -                    -

INVESTMENT IN AFFILIATED COMPANY                                                                977,343              516,355

STOCKHOLDERS' DEFICIENCY :
  Common stock of $ 0.001 par value:
  Authorized: 75,000,000 shares at September 30, 2008 and December 31, 2007; Issued and outstanding: 32,319,031 shares at September  30, 2008 and December 31,2007,
    respectively                                                                                 32,319               32,319
  Additional paid-in capital                                                                 17,296,404           17,060,714
  Accumulated other comprehensive loss                                                           (8,047)              (7,504)
  Accumulated deficit                                                                       (17,849,305)         (17,335,988)
                                                                                           ============         ============
TOTAL stockholders' deficiency                                                             $   (528,629)        $   (250,459)

TOTAL liabilities and stockholders' deficiency                                             $  1,333,802         $  1,230,260
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

WIN GAMING MEDIA, INC. (FORMERLY KNOWN AS: ZONE 4 PLAY, INC.) AND ITS
SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
U.S. DOLLARS (EXCEPT SHARE DATA)

                                                                 NINE MONTHS ENDED                  THREE MONTHS ENDED
                                                                   SEPTEMBER 30,                       SEPTEMBER 30,
                                                          ------------------------------      ------------------------------
                                                              2008              2007              2008               2007
                                                          ------------      ------------      ------------      ------------
                                                                                      UNAUDITED
                                                          ------------------------------------------------------------------

Revenues:
  Revenues from software applications                     $    330,371      $    698,198      $     72,556      $    214,328
  Revenues from services to affiliated company                 729,175                 -                 -                 -
                                                          ------------      ------------      ------------      ------------
Total Revenues                                               1,059,546           698,198            72,556      $    214,328
                                                          ------------      ------------      ------------      ------------

Cost of revenues                                             1,128,463           276,711           354,367            89,423
                                                          ------------      ------------      ------------      ------------

Gross profit (loss)                                             68,917           421,487          (281,811)          124,905
                                                          ------------      ------------      ------------      ------------

Operating expenses:
  Research and development                                     161,849         1,618,437            59,201           341,189
  Selling and marketing                                         29,410           133,296             6,304            20,094
  General and administrative                                   347,314         1,305,014           300,586           702,399
                                                          ------------      ------------      ------------      ------------

Total operating expenses                                       538,573         3,056,747           366,091         1,063,682
                                                          ------------      ------------      ------------      ------------

Operating loss                                                (607,490)       (2,635,260)         (647,662)         (938,777)

Financial expenses, net                                        406,762            57,026           246,793            34,630
                                                          ------------      ------------      ------------      ------------

Other income                                                 1,690,488            69,592         1,690,488            31,550
                                                          ------------      ------------      ------------      ------------

                                                               676,236        (2,622,694)          796,033          (872,597)

Equity in profit (losses) of affiliated company             (1,181,114)                -          (248,644)                -
Minority interests in losses of subsidiaries                         -           138,374                 -           (36,190)
                                                          ------------      ------------      ------------      ------------

Net income (loss) from continuing operation                   (504,878)       (2,484,320)          547,389          (905,667)

Net income (loss) from discontinued operation, net              (8,439)         (620,250)           21,939           (54,920)
                                                          ------------      ------------      ------------      ------------
Net Loss                                                      (513,317)       (3,104,570)          569,328          (960,587)
                                                          ============      ============      ============      ============

Basic and diluted net income (loss) per share from
   continuing operation                                   $     (0.015)     $     (0.078)     $      0.017      $     (0.028)
Basic and diluted net loss per share from discontinued
   operation                                              $     (0.000)     $     (0.019)     $      0.000      $     (0.002)
                                                          ------------      ------------      ------------      ------------
Total Basic and diluted net loss per share                $     (0.015)     $     (0.097)     $      0.017      $     (0.030)
                                                          ============      ============      ============      ============

Weighted average number of shares of Common stock used
   in computing basic and diluted net loss per share        32,319,031        32,319,031        32,319,031        32,319,031
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

WIN GAMING MEDIA, INC. (FORMERLY KNOWN AS: ZONE 4 PLAY, INC.) AND ITS
SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
U.S. DOLLARS

                                                                      NINE MONTHS ENDED                THREE MONTHS ENDED
                                                                        SEPTEMBER 30,                     SEPTEMBER 30,
                                                                ----------------------------      ----------------------------
                                                                    2008            2007              2008             2007
                                                                -----------      -----------      -----------      -----------
                                                                         UNAUDITED                          UNAUDITED
                                                                ----------------------------      ----------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                      $  (513,317)     $(3,104,570)     $   569,328      $  (960,587)
  Adjustments required to reconcile net profit (loss) to net cash used in operating activities:
    Depreciation and amortization                                   205,068          514,114           (6,019)         163,604
    Decrease (increase) in trade and other accounts
    receivable prepaid expenses, and related parties               (385,580)         880,158          165,455          436,436
    Stock-based compensation                                        111,670          313,230           59,710           70,379
    Decrease (increase) in trade payables                           (57,087)        (260,716)         (54,693)          16,989
    Increase (decrease) in employees and payroll accruals          (233,415)        (241,875)        (112,343)        (100,818)
    Increase (decrease) in accrued expenses and other
       liabilities                                                  217,133         (358,197)         215,129          (94,374)
    Change in value of convertible debt, net                        124,020                -           83,944                -
    Accrued severance pay, net                                        2,119         (112,152)               -          (75,392)
    Equity in losses (profit) of affiliated company               1,181,114                -          248,644                -
    Capital loss (gain) on sale of property and equipment           (96,189)          24,166          (56,078)           8,431
    Capital gain on sale of intellectual property                (1,690,488)               -       (1,690,488)               -
    Impairment of discontinued assets, net                           27,856                -                -                -
    Minority interests in losses of subsidiaries                          -         (138,374)               -          (36,190)
                                                                -----------      -----------      -----------      -----------
Net cash used in operating activities                            (1,107,096)      (2,484,216)        (577,411)        (571,522)
                                                                -----------      -----------      -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of property and equipment                       70,960                -            5,960                -
  Proceeds from sale of intellectual property                     1,250,000                         1,250,000
  Purchase of property and equipment                                      -          (10,935)               -                -
                                                                -----------      -----------      -----------      -----------
Net cash provided by (used in) investing activities               1,320,960          (10,935)       1,255,960                -
                                                                -----------      -----------      -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of convertible note, shares and warrants, net            550,000           (6,867)         213,426                -
  Redemption of convertible note                                   (550,000)                         (550,000)
  Short-term bank credit, net                                             -          (16,750)               -                -
                                                                -----------      -----------      -----------      -----------
Net cash provided by financing activities                                 -          (23,617)        (336,574)               -
                                                                -----------      -----------      -----------      -----------
Effect of exchange rate changes on cash and cash equivalents           (971)          11,819                -           13,199
                                                                -----------      -----------      -----------      -----------

Increase (decrease) in cash and cash equivalents                    212,893       (2,506,949)         341,975         (558,323)
Cash and cash equivalents at the beginning of the period            147,046        3,019,282           17,964        1,070,656
                                                                -----------      -----------      -----------      -----------
Cash and cash equivalents at the end of the period              $   359,939      $   512,333      $   359,939      $   512,333
                                                                ===========      ===========      ===========      ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
  Cash paid during the period for:
  Interest                                                      $       168      $     1,212      $    (1,139)     $       849
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

          The Company conducts its operations and business with and through its subsidiaries, (1) Zone4Play (Delaware), (2) Zone4Play Limited, an
          Israeli corporation incorporated in July 2001, which is engaged in research and development and marketing of the applications, (3)
          Zone4Play (UK) Limited, a United Kingdom corporation, incorporated in
          November 2002, which is engaged in marketing of the applications, (4)
          Win Gamin Media (Israel) Ltd (formerly known as MixTV Ltd.), an
          Israeli corporation which develops and markets participation TV games applications., and (5) Gaming Ventures Plc ("Gaming") , a company incorporated in the Isle of Man .

          The Company's shares of common stock are currently traded on the OTC
          Bulletin Board under the trading symbol "WGMI.OB"

     b.   The Company has suffered losses from operations and negative cash flows from operations since inception. For the nine months ended
          September 30, 2008 the Company incurred a negative cash flow from operations of $1,107,096 and has accumulated deficit of $17,849,305 as of September 30, 2008. Despite its negative cash flows, the Company has been able to secure financing in order to support its operation to date, based on shares issuances and proceeds from the Intellectual
          Property and Technology Agreement signed with Playtech (Note 1.d.).

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
          Instruments Indexed to, and Potentially Settled in, the Stock of a
          Consolidated Subsidiary". Since the company holds 50% of TWG's issued shares, it accounts for its investment under the equity method. Until
          September 30, 2008 the asset due to services provided by the Company to TWG was classified as related parties. During the period of three months ended on September 30, 2008, the company has decided to include an allowance for doubtful accounts of $924,742 due to the uncertainty of receiving payments from TWG within the next 12 months.

     e.   On July 31, 2008 the company has signed an agreement with Playtech
          Software Limited ("Playtech") for the sale of all the Intellectual
          Property and certain computer servers and hardware of its fully owned subsidiary MixTV Ltd for consideration of $1,750,000. Out of the consideration amount, $1,250,000 was received and the additional amount of $500,000 was put in escrow and released to the Company on
          November 7, 2008. Under the agreement, MixTV has terminated the employment of all of its employees most of which where hired by
          Playtech.

     f.   Concentration of risk that may have a significant impact on the
          Company:

          The Company derived 85% of its revenues from two major customers (see
          Note 4b).

                                     F - 6

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
     Operating results for the nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the
     Company's Annual Report on Form 10-KSB for the year ended December 31,
     2007.

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

                                     F - 7

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

                                                     NINE MONTHS ENDED              THREE MONTHS ENDED
                                                        SEPTEMBER 30,                  SEPTEMBER 30,
                                                  ------------------------        ------------------------
                                                    2008            2007            2008            2007
                                                  --------        --------        --------        --------
                                                (UNAUDITED)     (UNAUDITED)     (UNAUDITED)     (UNAUDITED)
                                                  --------        --------        --------        --------

Research and development expenses (income)        $ 54,925        $ 86,750        $ 24,601        $  9,191
Sales and marketing expenses                        15,585          21,158           7,235           2,389
General and administrative expenses                 41,160         205,322          27,874          58,799
                                                  --------        --------        --------        --------
Total                                             $111,670        $313,230        $ 59,710        $ 70,379
                                                  ========        ========        ========        ========

          The fair value for these options was estimated at the grant date using a Black-Scholes option pricing model as allowed Under SFAS 123(R).

          A summary of the Company's share option activity to employees and directors, and related information is as follows:

                                              NINE MONTHS ENDED SEPTEMBER 30,
                                  -------------------------------------------------------
                                             2008                          2007
                                  -------------------------      ------------------------
                                          UNAUDITED                     UNAUDITED
                                  -------------------------      ------------------------
                                                  WEIGHTED                      WEIGHTED
                                                   AVERAGE                       AVERAGE
                                    NUMBER        EXERCISE         NUMBER       EXERCISE
                                  OF OPTIONS        PRICE        OF OPTIONS       PRICE
                                  ----------     ----------      ----------    ----------
                                                      $                             $
                                                 ----------                    ----------

Outstanding at the
  beginning of the year            3,950,965           0.98       7,653,046          1.01

Granted                            2,400,000           0.06         500,000          0.58
Forfeited                           (324,586)          0.58      (2,225,414)         0.81
                                  ----------                     ----------

Outstanding at the end of
  the quarter                      6,026,379           0.82       5,297,632          0.93
                                  ==========     ==========      ==========    ==========

Options exercisable at the
  end of the quarter               3,532,292           1.00       4,245,779          0.91
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

                                     F - 8

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

                                 NINE MONTHS ENDED
                                   SEPTEMBER 30,
                           ----------------------------
                              2008              2007
                           ----------        ----------
                                  TOTAL REVENUES
                           ----------------------------

Alderney                   $  729,175        $        -
Australia                     175,000           262,500
United States                 155,371           121,368
England                             -           252,855
Antigua and Barbuda                 -            60,945
Others                              -               530
                           ----------        ----------

                           $1,059,546        $  698,198
                           ==========        ==========

     b.   Major customer data as a percentage of total revenues:

                                         NINE MONTHS ENDED
                                           SEPTEMBER 30,
                                         ----------------
                                          2008      2007
                                         ------    ------

Customer A (an affiliate company)            69%       38%
                                         ======    ======
Customer B                                   16%       33%
                                         ======    ======
Customer C                                   *)        10%
                                         ======    ======
Customer D                                   *)        *)
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

                                     F - 9

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

                                     F - 10

WIN GAMING MEDIA, INC. (FORMERLY KNOWN AS: ZONE 4 PLAY, INC.) AND ITS
SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS

NOTE 6: SUBSEQUENT EVENTS

     On October 28, 2008 MixTV Ltd has changed its name to Win Gaming Media
     (Israel) Ltd. Win Gaming Media (Israel) Ltd. an Israeli corporation which developed and markets participation TV games applications.

                                     F - 11

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD LOOKING STATEMENTS

This quarterly report on Form 10-Q contains certain forward-looking statements.
Forward-looking statements may include our statements regarding our goals, beliefs, strategies, objectives, plans, including product and service developments, future financial conditions, results or projections or current expectations. For example, when we discuss our funding plans and opportunities, including our expectation that we will finance our operations with the proceeds from the agreement that we signed with Playtech and that these proceeds should be sufficient to sustain our operations for the next 12 months, or that we will concentrate on expanding the TWG venture, or that additional cash will be sought by pursuing sales of our multi-player Black Jack IP and our mobile gaming application on a revenue-share basis, we are using a forward looking statement.
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

OUR BUSINESS

We are a software and technology developer and provider to companies that service the interactive gaming industry, delivering cross-platform systems that are built for mass participation gaming over mobile devices, TV and the internet. Our software provides and supports play-for-fun and play-for-real interactive games. We offer four core solutions to companies that offer play-for-real gaming, namely:

(i) Interactive TV gaming: the provision of software and technology currently supporting fixed odds games.

(ii) Mobile gaming: the provision of services on mobile devices, including fixed odds games, multiplayer games, sports betting services, scratch cards and exchange betting.

(iii) Multiplayer blackjack tournaments: 24/7 availability of a variety of blackjack tournaments games based on a peer-to-peer technology allowing users to compete against each other and not against the "house".

(iv) Online gaming: the provision of fixed odds and casino games over the internet

Our technology allows our customers to generate additional revenue from their existing infrastructure and user base by allowing a subscriber to switch from one platform, such as Interactive TV, mobile, or internet to another platform using a single account with the same account balance and user information. In addition, our technology allows mobile service providers, TV broadcasters and channels to provide additional content, as well as an increased variety of services, to their customers.

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

On August 6, 2008, our wholly owned subsidiary Win Gaming Media (Israel) Ltd.,
(formerly MixTV Ltd.), an Israeli corporation ("WGMI"), and Playtech Software
Limited, a British Virgin Islands corporation ("Playtech") entered into an
Intellectual Property and Technology Purchase Agreement (the "Agreement") under which Playtech agreed to purchase substantially all of the assets of WGMI, including but not limited to WGMI's intellectual property ("Purchased Assets")
in consideration of a total amount of $1,750,000. As of September 1, 2008 (1)
$1,250,000 of cash had been paid by Playtech to WGMI, (2) the remaining amount of $500,000 has been deposited in escrow in accordance with the provision of the
Agreement and of an escrow agreement entered in connection therewith and has been released to us on November 7, 2008, (3) all of the employees of WGMI were terminated and 7 of them became employees of Playtech and (4) all of the
Purchased Assets were transferred to Playtech. In addition, we and Playtech have entered into a Software License Agreement, under which Playetch granted us a non-exclusive license to use the software products included in the Purchased
Assets for the sole purpose of providing support and maintenance services to
TWG, company jointly owned by us and Two-Way Media Ltd.

As a result, we no longer offer any gaming applications development work and currently our efforts are devoted toward maintaining and expanding our jointly owned TWG business in the UK; seeking a revenue-sharing transaction with respect to our multi-player Black Jack gaming application, and to leverage our wholly owned subsidiary that is registered with the SEC under the Securities Exchange
Act of 1934, as amended (the "1934 Act") Gaming Ventures Plc, by either an outright sale or by incorporating new activities which shall generate revenue.

In the course of our operation, we have sustained operating losses and expect such losses to continue in the foreseeable future. To date, we have not generated sufficient revenues to achieve profitable operations or positive cash flow from operations. As of September 30, 2008, we had an accumulated deficit of
$17,849,305. There is no assurance that profitable operations, if ever achieved, will be sustained on a continuing basis. During the three months ended September
30, 2008, we derived approximately 85% of our revenues from two major customers.

Our shares of common stock are currently traded on the OTC Bulletin Board.
Effective May 1, 2008 our name was changed to Win Gaming Media, Inc., and on
June 20, 2008, our trading symbol was changed to WGMI.OB.

GOING CONCERN

We have generated revenues since inception but they are not currently an adequate source of cash to fund future operations. Historically we have relied on private placement issuances of equity and convertible notes.

We expect to finance our operations with the proceeds from the agreement that we signed with Playtech, all of which has been fully received. These proceeds should be sufficient to sustain our operations for the next 12 months. In addition, we generate 85% of our revenues from 2 existing customers -
Cablevision and TWG. To control expenses we are managed by our CEO on a part time basis. Other services such as the responsibilities of a CFO and COO shall continue to be rendered to us on an outsourced contractual basis and we will have no employees on our payroll. We will concentrate on expanding the TWG venture, in which we hold 50% of the outstanding equity. Additional cash will be sought by pursuing sales of our multi-player Black Jack IP and our mobile gaming application on a revenue-share basis. We will also seek to leverage our wholly owned subsidiary that is registered with the SEC under the 1934 Act, Gaming
Ventures, by either an outright sale or by incorporating new activities which shall generate revenues.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THREE
MONTHS ENDED SEPTEMBER 30, 2007 AND NINE MONTHS ENDED SEPTEMBER 30, 2008
COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2007.

REVENUES AND COST OF REVENUES

Total revenues for the three months ended September 30, 2008 decreased by 66% to
$72,556 from $214,328 for the three months ended September 30, 2007. Total revenues for the nine months ended September 30, 2008 increased by 51% to
$1,059,546 from $698,198 for the nine months ended September 30, 2007. The changes in revenues are mainly due to the service agreement with TWG, our jointly held company with Two Way Media, offset by the termination of the agreement with Two Way Media and Winner.com (UK) Ltd and from service revenues that we had in 2007 due to our license agreement with Golden Palace Ltd for the license of our multiplayer blackjack tournaments which we didn't have in 2008.
Effective July 1, 2008, we started to recognize revenues from TWG on a cash basis, since that we have suffered from major decrease in our recognized revenues.

Cost of revenues for the three months ended September 30, 2008 increased by 296%
to $354,367 from $89,423 for the three months ended September 30, 2007. Cost of revenues for the nine months ended September 30, 2008 increased by 307% to
$1,128,468 from $276,711. These increases in the cost of revenues are attributable to costs related to our service agreement with TWG, our jointly held company with Two Way Media, mainly during the first 6 months ended June 30,
2008.

RESEARCH AND DEVELOPMENT

Research and development expenses for the three months ended September 30, 2008 decreased by 82% to $59,201 from $341,189 for the three months ended September
30, 2007. Research and development expenses for the nine months ended September
30, 2008 decreased by 90% to $161,849 from $1,618,437 for the nine months ended
September 30, 2007. The decreases are primarily attributable to the transfer and layoff of employees, decreased general and administrative expenses allocated to the research and development department as a result of the transfer and lay off of employees, allocation of employees to the cost of service due to our service agreement with Two Way Gaming, and decreased stock based compensation due to headcount reduction.

SALES AND MARKETING

Sales and marketing expenses for the three months ended September 30, 2008 decreased by 68% to $6,304 from $20,094 for the three months ended September 30,
2007. Sales and marketing expenses for the nine months ended September 30, 2008 decreased by 78% to $29,410 from $133,296 for the nine months ended September
30, 2007. These decreases in sales and marketing expenses are primarily attributable to the transfer and layoff of employees, decreased stock based compensation, decreased general and administrative expenses allocated to marketing and sales as a result of the transfer and lay off of employees, and to a decrease of travel.

GENERAL AND ADMINISTRATIVE

General and administrative expenses for the three months ended September 30,
2008 decreased by 57% to $300,586 from $702,399 for the three months ended
September 30, 2007. General and administrative expenses for the nine months ended September 30, 2008 decreased by 73% to $347,314 from $1,305,014 for the nine months ended September 30, 2007. These decreases in general and administrative expenses are primarily attributable to the layoff of employees;
decreased stock based compensation and decreased general and administrative expenses. These decreases are offset by an allowance of $924,742 for doubtful account related to TWG which was accrued during the period of three months ended
September 30, 2008.These general and administrative expenses were also offset by an allowance of $720,126 made to reduce our share in TWG losses as a result of changing our revenue recognition policy from TWG to a cash based recognition.

OTHER INCOME

Other income for the three and nine months ended September 30, 2008 increased to
$1,690,488 from $31,550 and $69,592 for the three and nine months ended
September 30, 2007, respectively. These increases in other income are primarily attributable to the capital gain incurred in selling the Purchased
Assets of WGMI to Playtech.

NET INCOME (LOSS)

Net income from continuing operations for the three months ended September 30,
2008 was $547,389 compared to a net loss of $905,667 for the three months ended
September 30, 2007. Net loss from continuing operations for the nine months ended September 30, 2008 was $504,878 as compared to net loss of $2,484,320 for the nine months ended September 30, 2007. Net income per share from continuing operations for the three months ended September 30, 2008 was $0.017_as compared to a net loss per share of $0.028 for the three months ended September 30, 2007.
Net loss per share for the nine months ended September 30, 2008 was $0.015 as compared to $0.078 for the nine months ended September 30, 2007. The net loss decreases for the periods of three and nine months ended September 30, 2008 are primarily attributable to a decrease in operating expenses due to the layoff of our employees and decreased stock based compensation and income generated as a result of the transaction with Playtech. In the period of nine months ended
September 30 2008, we generated $1,181,114 equity losses from our affiliated company, TWG. The investment is recorded as a liability since we and TWM are guarantors in equal parts to the affiliated losses. Our weighted average number of shares of common stock used in computing basic and diluted net loss per share for the three months ended September 30, 2008 and 2007 was 32,319,031

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2008, total current assets were $1,098,654 and total current liabilities were $543,931. On September 30, 2008, we had an accumulated deficit of $17,849,305. We finance our operations and plan to continue doing so with a combination of stock issuances and revenues from product sales. We had working capital of $554,723on September 30, 2008 compared with a working capital deficit of $189,912 on December 31, 2007. Cash and cash equivalents on September 30,
2008 were $359,939, an increase of $212,893 from the $147,046_reported on
December 31, 2007. The increase in cash is primarily attributable to aggregate proceeds of $1,250,000 received as a result of the agreement that was signed with Playtech. The remaining amount of $500,000 to be paid to us under this agreement was deposited in escrow in accordance with the provisions of the agreement and of an escrow agreement entered in connection therewith and released to us on November 7, 2008.

Operating activities used cash of $1,107,096 in the nine months ended September
30, 2008. Cash used by operating activities in the nine months ended September
30, 2008 results primarily from a net loss of $513,317, a $233,415 increase in employees and payroll accruals, offset by a capital gain of $1,786,677 for selling the Purchased Assets as part of the WGMI Playtech agreement and
$1,181,114 equity losses of affiliated company, offset by $385,580 increase in accounts receivable and other current assets.

Investing activities provided cash of $1,320,960 in the nine months ended
September 30, 2008. Cash provided by investing activities in the nine months ended September 30, 2008 results mainly from the sale of computers and software equipment to Playtech as part of the Playtech -WGMI agreement.

No cash was generated, net from financing activities generated during the nine months ended September 30, 2008.

On March 10, 2008, our board of directors, or the Board, approved our entry into a convertible debt transaction with one of our directors, Mr. Shimon Citron, who has since been appointed as our CEO. The transaction which was subject to shareholders' approval at a special meeting in lieu of an annual meeting was approved on April 29, 2008, or the Meeting. The transaction was documented by a
Convertible Loan Agreement, a Convertible Promissory Note, a Security Agreement
and a Common Stock Purchase Warrant, all of which was dated as of March 6, 2008, and was collectively referred to as the "Loan Agreement Documents." On April 29,
2008, the transaction was approved by the holders of a majority of our common stock.

Under the Loan Agreement Documents, Mr. Citron has provided us with a loan in the aggregate principal amount of $500,000, which was to be advanced to the
Company in seven installments of different amounts commencing February 24, 2008 and ending July 9, 2008. As of the date hereof, payments in the aggregate amount of $500,000 have been transferred to the Company. In addition, on August 12
2008, Mr. Citron advanced an additional amount of $50,000 under similar terms to the terms set in the original Loan Agreement Documents.

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

On August 22, 2008, we issued Mr. Citron a notice of redemption (the "Notice")
pursuant to which we paid Mr. Citron the full principal amount of the loan described above, together with the other advances of $50,000 and together with accrued but unpaid interest thereon within 30 days from the date of the Notice.

OUTLOOK

Our current cash (after giving effect to our sale of assets to Playtech) will be sufficient to meet our anticipated requirements for the next 12 months. We believe that our future growth will depend upon the success of our TWG venture and the results of the license agreement with Playtech. As part of our efforts to broaden our cash basis and generate additional revenues, we will pursue sales of our multi-player Black Jack IP and our mobile gaming application on a revenue-share basis. We will also seek to leverage our wholly owned subsidiary that is registered with the SEC under the 1934 Act, Gaming Ventures Plc, by either an outright sale or by incorporating new activities which shall generate revenues.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our CEO and CFO, of the effectiveness of our disclosure controls and procedures as defined in
Rule 13a-15(e) of the 1934 Act. Based on that evaluation and the material weakness described below, management concluded that we did not maintain effective disclosure controls and procedures as of September 30, 2008. Our management has identified control deficiencies regarding: 1) lack of segregation of duties; 2) qualification and training of employees and, 3) the need for stronger internal control environment. Our management believes that these deficiencies which in the aggregate constitute a material weakness are due to the small size of our staff, exacerbated by the resignations of our CEO and
Chief Financial Officer in 2007. The Board of Directors took action to replace these positions; however, our small size may continue to make it challenging to maintain adequate controls in the future, such as segregation of duties, due to the potential costs of such remediation.

The ineffectiveness of disclosure controls and procedures as of September 30,
2008 stemmed in large part from several significant changes of the Company's executive officers, discontinued operations and personnel cutbacks. Although we continue to strive to provide improved disclosure controls and procedures into the future, in the interim, these changes caused control deficiencies, which in the aggregate resulted in a material weakness.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING - Except for the hiring of our new CFO, there has been no change in our internal control over financial reporting during the third quarter of 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS.

10.1 Intellectual Property and Technology Purchase Agreement dated as of August
     6, 2008

10.2 License Agreement dated as of August 6, 2008

10.3 Consulting Agreement, dated September 23, 2008, between the registrant and
     Citron Investments Ltd. (incorporated by reference to exhibit 10.1 of our
     Current Report on Form 8-K filed on September 25, 2008)

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

                                                        WIN GAMING MEDIA, INC.

Dated: November 19, 2008                                By: /s/ Shimon Citron
                                                        ---------------------
                                                        Shimon Citron
                                                        Chief Executive Officer

                                       10