Form 10-K
period 2008-12-31
Win Gaming Media, Inc.
filed 2009-04-08
CIK 1175442

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

                                   (Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
     1934.

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

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

                Issuer's telephone number: (972) - 73 - 755-4500

       Securities registered under Section 12(b) of the Exchange Act: None

  Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

                               Yes [_]     No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

                               Yes [_]     No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]     No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [_]                      Accelerated filer [_]
Non-accelerated filer [_]                        Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Act).

                               Yes [_]     No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $ 1,449,414.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

32,319,301 shares of Common Stock as of March 31, 2009

                             WIN GAMING MEDIA, INC.

                                    FORM 10-K
                  (FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008)

PART I

Item 1      Description of the Business                                        3
Item 1A     Risk Factors                                                      12
Item 1B     Unresolved Staff Comments                                         19
Item 2      Properties                                                        19
Item 3      Legal Proceedings                                                 19
Item 4      Submission of Matters to a Vote of Security Holders               19

PART II

Item 5      Market for Registrant's Common Equity, Related Stockholder        20
Item 6      Selected Financial Data                                           20
Item 7      Management's Discussion and Analysis of Financial Condition
            and Results of Operation                                          21
Item 7A     Quantitative and Qualitative Disclosures About Market Risk        28
Item 8      Financial Statements and Supplementary Data                       28
Item 9      Changes in and Disagreements With Accountants on Accounting
            and Financial Disclosure                                          28
Item 9A(T)  Controls and Procedures                                           28
Item 9B     Other Information                                                 29

PART III

Item 10     Directors, Executive Officers and Corporate Governance            30
Item 11     Executive Compensation                                            32
Item 12     Security Ownership of Certain Beneficial Owners and Management
            and Related Stockholder Matters                                   35
Item 13     Certain Relationships and Related Transactions, and Director
            Independence                                                      36
Item 14     Principal Accountant Fees and Services                            37

PART IV

Item 15     Exhibits, Financial Statement Schedules                           38
SIGNATURES                                                                    41

References in this Annual Report on Form 10-K to the "Company", "we", "us" or
"our" include Win Gaming Media, Inc. and its subsidiaries, unless the context requires otherwise.

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Annual Report on Form 10-K that are not historical facts are "forward-looking statements". Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "intends," "plan" "expects," "may," "will,"
"should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. In particular, our statements regarding the potential growth of our markets and business outlook are examples of such forward-looking statements. The forward-looking statements include risks and uncertainties, including, but not limited to, the growth of the interactive game market and other factors, including general economic conditions and regulatory developments, not within our control. The factors discussed herein, including those risks described in Item 1A. Risk Factors, and expressed from time to time in our filings with the Securities and Exchange Commission could cause actual results and developments to be materially different from those expressed in or implied by such statements. The forward-looking statements are made only as of the date of this filing, and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

OVERVIEW

We are a company focused on the business of OFFERING technology servicing the interactive gaming industry, mainly through third parties. Our software provides and supports play-for-fun and play-for-real (i.e., play-for-money) interactive games. We have three core solutions to offer to companies that offer play-for-real gaming, namely:

o    Interactive TV gaming: the provision of software and technology currently supporting fixed odds games.

o    Multiplayer blackjack tournaments: 24/7 availability of a variety of blackjack tournament games based on a peer-to-peer technology allowing users to compete against each other and not against the Casino.

o    Online gaming: the provision of fixed odds and casino games over the internet.

We operate solely through our following wholly owned subsidiaries: (a) Win
Gaming Media, Inc., a Delaware company (formerly: Zone 4 Play, Inc) ("WGMI DE");
(b) Win Gaming Media (Israel) Ltd., an Israeli company, (formerly, MixTV Ltd.)
(c) Zone4Play (Israel) Ltd., an Israeli company, which is in a process of voluntary dissolution, d) Gaming Ventures plc, an Isle of Man company, and (e)
Zone 4 Play (UK) Ltd, a company incorporated under the laws of the United
Kingdom which is in the process of dissolution. We also have a 50% equity interest in Two Way Gaming Ltd., a company registered in Alderney.

Effective September 1, 2008 we no longer offer any gaming applications development work and currently our efforts are devoted toward maintaining and expanding our jointly owned TWG business in the UK; seeking a revenue-sharing transaction with respect to our multi-player Black Jack gaming application, and to leverage our wholly owned subsidiary that is registered with the SEC under the Securities Exchange Act of 1934, as amended (the "1934 Act") Gaming, by either an outright sale or by incorporating new activities which shall generate revenue.

Our shares of common stock are currently traded on the OTC Bulletin Board. On
June 20, 2008, our trading symbol was changed to WGMI.OB.

CORPORATE BACKGROUND

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

Effective July 15, 2007, we ceased the marketing services provided for gaming applications marketing activities due to cash flow difficulties. On December 1,
2008 Get21 filed a dissolution statement with the Government of Isle of Man.

Effective May 1, 2008 our name was changed to Win Gaming Media, Inc. Zone4Play
Delaware changed its name to WGMI DE on August 25, 2008.

THE MARKET

The interactive entertainment market has emerged as a result of the growth and technological advancement in the communications industry. One of the key segments of the interactive entertainment market is online gaming which has experienced growth since its emergence in the early 1990s. Estimates and growth rates of the online gaming market vary. We believe that growth in the online gaming market will be driven by the increased availability of the internet and broadband connectivity, increased branding and marketing efforts by online gaming operators, the availability of alternative distribution platforms.

ONLINE GAMING MARKET/MULTIPLAYER BLACKJACK TOURNAMENTS MARKET

The online gaming market is divided into segments according to game types, reflecting different gamer characters and tastes; however, some of the market segments, such as blackjack, attract gamers of different gaming choices.

The P2P emerging segment, which currently includes mostly poker, is predicted to grow to $9 billion by year 2009. (Poker reflects $6 billion). Poker operators are now targeting more casual gamers which are considered the mass market. As more casual gamers and less affluent nations enter the poker players market ARPC
(Average Revenue Per Customer) per annum is expected to fall from an average of
$762 in 2004 to $619 in 2008. Consequently, poker operators are constantly looking for new ways to attract casual players (U.S. and non-U.S. players) to the international P2P networks on the one hand, while increasing the ARPC on the other hand.

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

Online gaming has a number of advantages for players: it is convenient and easily accessible at any time, day or night, and relatively anonymous. Casino websites provide a wide variety of games, including free-play games that encourage players to experience online gaming for the first time. According to an industry research report, the worldwide market for online gaming has grown from virtually no revenue in 1995 to approximately over $8 billion in 2004.
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

OUR BUSINESS

We are a company focused on the business of offering our technology servicing the interactive gaming industry. Our software capabilities provide and support play-for-fun and play-for-real interactive games. Our services are offered mainly through third parties. We offer three core solutions to companies that offer play-for-real gaming, namely:

     o    Interactive TV gaming: the provision of software and technology currently supporting fixed odds games.

     o    Multiplayer blackjack tournaments: 24/7 availability of a variety of blackjack tournaments games based on a peer-to-peer technology allowing users to compete against each other and not against the
          "house".

     o    Online gaming: the provision of fixed odds and casino games over the
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

On June 20, 2008, TWG signed an agreement with Virgin Media TV ("VMTV"), a leading UK entertainment company, to launch a new TV channel - Challenge
Jackpot. The program will air on VMTV's Virgin1 and Bravo2 channels, extending its reach to homes with satellite and digital terrestrial television. According to the agreement TWG shall be entitled to receive revenue share from the channel's activities. As part of the agreement with VMTV, TWG is liable for a minimum guarantee fee of up to 1.25M British Pounds and for the unpaid balance of the players in this channel. On April 7, 2009, TWG and Two Way Media Limited
("TWM"), have entered into an agreement with Netplay TV Plc ("Netplay") for the sale of the interactive game application business known as "Challenge Jackpot"
operated by VMTV (the "Netplay Transfer Agreement"). Pursuant to the Netplay
Transfer Agreement, the said agreement will be assigned from TWG to Netplay upon the closing of the transaction. For more information about the Netplay Transfer
Agreement see Item 9B - "Other Information".

On August 6, 2008, our wholly owned subsidiary Win Gaming Media (Israel) Ltd.,
(formerly MixTV Ltd.), an Israeli corporation ("WGMI"), and Playtech Software
Limited, a British Virgin Islands corporation ("Playtech") entered into an
Intellectual Property and Technology Purchase Agreement (the "Agreement") under which Playtech agreed to purchase substantially all of the assets of WGMI, including but not limited to WGMI's intellectual property ("Purchased Assets")
in consideration of a total amount of $1,750,000. As of December 31, 2008 (1)
$1,750,000 of cash had been paid by Playtech to WGMI, (2) all of the employees of WGMI were terminated and 7 of them became employees of Playtech and (3) all of the Purchased Assets were transferred to Playtech. In addition, we and
Playtech have entered into a Software License Agreement, under which Playetch granted us a non-exclusive license to use the software products included in the
Purchased Assets for the sole purpose of providing support and maintenance services to TWG, company jointly owned by us and Two-Way Media Ltd. This agreement will be assigned to Netplay upon the closing of the Netplay Transfer
Agreement. For more information about the Netplay Transfer Agreement see Item 9B
- "Other Information".

As a result, we no longer offer any gaming applications development work and currently our efforts are devoted toward maintaining and expanding our jointly owned TWG business in the UK; seeking a revenue-sharing transaction with respect to our multi-player Black Jack gaming application, and to leverage our wholly owned subsidiary that is registered with the SEC under the Securities Exchange
Act of 1934, as amended (the "1934 Act") Gaming, by either an outright sale or by incorporating new activities which shall generate revenue.

DEPENDENCE ON THREE MAJOR CUSTOMERS

In 2008, we derived approximately 95% of our revenues from 3 major customers In fiscal year 2008, we have accrued an allowance of $963,919 for doubtful accounts.

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

RESEARCH AND DEVELOPMENT

We invested in research and development $98,981 in 2008, and $1,604,359 in 2007.
Our customers do not bear directly the cost of our research and development activities.

INTELLECTUAL PROPERTY

We own the key intellectual property rights in the multi-player Black Jack software held by our subsidiary RNG, We have applied for patent protection in relation to our participating solution and the methodology of our multiplayer blackjack products, and these applications are currently being processed.

o On January 25, 2005, we filed a U.K. patent application entitled "Broadcasted
Games".

o On June 24, 2005, we filed a U.S. utility patent application entitled
"Multiplayer Card Tournaments and Methods" which was assigned to Gaming and than to RNG. In January 2008 we decided to abandon this application.

o On December 22, 2005, we filed a U.K. patent application entitled "Face up
Hold'em" which provides fixed odds wagering that employs computer-generated card dealings and automatically calculates the odds associated with each computer generated hand (CGH) to win a broadcasted poker game.

Zone4Play(R) is a registered trademark of our company in the United States

GOVERNMENT REGULATION

The gaming industry is prohibited or restricted in some countries and highly regulated in others. In a number of countries the legal position is uncertain.
In general terms, it is possible that, subject to the courts in the relevant countries being able to establish jurisdiction, online gaming and our activities in relation to it do or may constitute (in a manner and to a degree which varies between countries) a breach of the applicable criminal and/or civil legislation in the countries of residence of our registered players. This may potentially expose us, and/or our officers and directors, to fines and other sanctions
(including imprisonment). That is why we do not directly target individuals residing in the United States and mainly target online markets in Europe. We have no control over where and to residents of which country third party operators to which we may license the Blackjack Software, market their games or otherwise conduct operations, which can be all over the world.

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

U.K. REGULATION OF ONLINE GAMING

The UK Gaming Act 2005 (the "UK Act") introduced fundamental reforms of former gaming legislation, including online gaming. The UK Act formed a new single regulator, the "Gaming Commission", and the full regime of the UK Act came into force in September 2007.

Prior to the adoption of the UK Act, our activities were not subject to U.K.
gaming laws. Currently, most entities involved in the provision of gaming activities in the UK, including us, are regulated by the Gaming Commission. The
Gaming Commission has comprehensive powers which are set out in the UK Act.

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

Our subsidiary, TWG, has been granted a full e-gambling license from AGCC
(Alderney Gaming Control Commission) in May 2008.

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

EMPLOYEES

We have no employees. Our CEO works as a consultant of the company. We also outsource the services of our CFO and have a consultant for operational matters.

ITEM 1A. RISKS FACTORS

Our business involves a high degree of risk, and our securities are highly speculative. Potential investors should carefully consider the risks and uncertainties described below and the other information in this report on Form
10-K before deciding whether to invest in shares of our common stock. If any of the following risks actually occur, our business, financial condition, and results of operations could be materially and adversely affected. This could cause the trading price of our common stock to decline, with the loss of part or all of an investment in our common stock.

THE REPORT OF OUR AUDITORS CONTAINS A GOING CONCERN QUALIFICATION. IF WE ARE
UNABLE TO OBTAIN FINANCING NECESSARY TO SUPPORT OUR OPERATIONS, WE MAY BE UNABLE
TO CONTINUE AS A GOING CONCERN.

The report of our auditors contains a going concern qualification. We have generated revenues since inception but they were not an adequate source of cash to fund future operations. The proceeds received from sale of assets to Playtech have provided us with cash that may be sufficient to sustain our operations for the next 12 months. Historically, however, we have relied on private placement issuances of equity.

We may to raise additional working capital to fund our ongoing operations and growth. The amount of our future capital requirements depends primarily on the rate at which we increase our revenues and correspondingly decrease our use of cash to fund operations. Cash used for operations will be affected by numerous known and unknown risks and uncertainties including, but not limited to, our ability to successfully market our products and services and the degree to which competitive products and services are introduced to the market. As long as our cash flow from operations remains insufficient to completely fund operations, we will continue depleting our financial resources and seeking additional capital through equity and/or debt financing. If we raise additional capital through the issuance of debt, this will result in increased interest expense. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our company held by existing stockholders will be reduced and those stockholders may experience significant dilution. In addition, new securities may contain rights, preferences or privileges that are senior to those of our common stock.

There can be no assurance that acceptable financing to fund our ongoing operations can be obtained on suitable terms, if at all. If we are unable to obtain the financing necessary to support our operations, we may be unable to continue as a going concern. In that event, we may be forced to cease operations and our stockholders could lose their entire investment in our company. Our audited financial statements included in this annual report for the period ended
December 31, 2008 contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

OUR BRIEF OPERATING HISTORY MAKES OUR FUTURE SUCCESS UNCERTAIN.

We have a brief operating history. In 2001, we began our business of developing, commercializing and marketing games software and technologies. We are continuing to develop our business, and seeking third parties to license our technology through revenue-share agreements. Our brief operating history makes our success uncertain. As a result of our brief operating history, it is difficult to accurately forecast our revenues, and we have limited meaningful historical financial data upon which to base planned operating expenses and new business revenue.

WE HAVE INCURRED LOSSES SINCE OUR INCEPTION, AND THERE IS NO ASSURANCE THAT
PROFITABLE OPERATIONS, IF ACHIEVED, CAN BE SUSTAINED.

We have not yet realized a profit, and we do not expect to be profitable in the near future. We cannot assure you that we will ever achieve profitability. At
December 31, 2008, we had an accumulated deficit of $17,810,447. We expect to incur substantial costs that may not be offset by increased revenues. These costs include the following: upgrading and maintenance of our software;
increased administrative costs related to infrastructure and business support systems, and development of strategic business relationships.

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

o the ability of customers to obtain players and grow their gaming business;

o technical difficulties with respect to the use of our software;

o the ability of our competitors to offer new or enhanced games technologies, services or products;

o adverse regulatory developments in the business of games for pay;

o our inability to license additional games from third parties; and

WE HAVE FINANCED OUR OPERATIONS PRIMARILY THROUGH THE SALE OF EQUITY SECURITIES
AND SALE OF ASSETS.

Since inception through December 31, 2008, we have incurred a cumulative deficit of $17,810,447 and have raised net proceeds from the sale of equity securities of approximately $12,945,961 and sale of certain assets. We may need to continue to finance our operations with the sale of equity securities. If we do so, our shareholders will experience dilution to their percentage interest in us, which may be substantial, and the new equity securities may have rights, preferences or privileges senior to those of existing holders of our shares of common stock.
For example, in March 2006, we raised an aggregate of $6,520,000 through the sale of 8,234,485 units comprising of one share of our common stock and one warrant, to certain accredited investors. If we are unable to obtain future financing by way of sale of equity securities, sale assets or joint ventures in exchange for revenue share, we may have to substantially curtail or cease operations or find a merger partner on terms which, if available at all, may be unfavorable.

WE DERIVE A SIGNIFICANT PORTION OF OUR REVENUES FROM A LIMITED NUMBER OF
CUSTOMERS.

In 2008, we derived approximately 95% of our revenues from 3 major customers

OUR INTERNAL CONTROL OVER FINANCIAL REPORTING WAS NOT CONSIDERED EFFECTIVE AS OF
DECEMBER 31, 2008 AND MAY CONTINUE TO BE INEFFECTIVE IN THE FUTURE, WHICH COULD
RESULT IN OUR FINANCIAL STATEMENTS BEING UNRELIABLE, GOVERNMENT INVESTIGATION OR
LOSS OF INVESTOR CONFIDENCE IN OUR FINANCIAL REPORTS.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish an annual report by our management assessing the effectiveness of our internal control over financial reporting. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Management's report as of the end of 2008 identified several material weaknesses and concluded that we did not have effective internal control over financial reporting. Ineffective internal controls can result in errors or other problems in our financial statements. In addition, our internal control over financial reporting has not yet been audited by our independent registered public accounting firm. Even if material weaknesses identified do not cause our financial statements to be unreliable, if we continue to be unable to assert that our internal controls are effective, our investors could still lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline. Failure to maintain effective internal control over financial reporting could also result in investigation or sanctions by regulatory authorities.

WE ARE EXPOSED TO FLUCTUATIONS IN CURRENCY EXCHANGE RATES.

A significant portion of our business is conducted outside the United States.
Although a majority of our revenues are transacted in U.S. Dollars, we are exposed to currency exchange fluctuations in other currencies such as the
British pound ("Pound") and the New Israeli Shekel ("NIS"). Moreover, a portion of our expenses in Israel and UK are paid in NIS and Pounds, which subjects us to the risks of foreign currency fluctuations. Our primary expenses paid in NIS are compensation to service providers and employees and lease payments on our
Israeli facilities

THE DOLLAR COST OF OUR OPERATIONS IN ISRAEL WILL INCREASE TO THE EXTENT THAT
INCREASES IN THE RATE OF INFLATION IN ISRAEL ARE NOT OFFSET BY A DEVALUATION OF
THE NIS IN RELATION TO THE DOLLAR, WHICH WOULD HARM OUR RESULTS OF OPERATIONS.

Since a considerable portion of our expenses are linked to an extent to the rate of inflation in Israel, the dollar cost of our operations is influenced by the extent to which any increase in the rate of inflation in Israel is or is not offset by the devaluation of the NIS in relation to the dollar. As a result, we are exposed to the risk that the NIS, after adjustment for inflation in Israel, will appreciate in relation to the dollar. In that event, the dollar cost of our operations in Israel will increase and our dollar-measured results of operations will be adversely affected. During 2005, 2006, 2007 and 2008 the inflation adjusted NIS appreciated against the dollar, which raised the dollar cost of our
Israeli operations. We cannot predict whether in the future the NIS will appreciate against the dollar or vice versa. Any increase in the rate of inflation in Israel, unless the increase is offset on a timely basis by a devaluation of the NIS in relation to the dollar, will increase labor and other costs, which will increase the dollar cost of our operations in Israel and harm our results of operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

NOT APPLICABLE.

ITEM 2. PROPERTIES

On August 31, 2008 we vacated our office space located in Atidim Park, Tel Aviv and on September 9, 2008, we entered into an agreement to lease premises located at 65 Igal Alon Street in Tel-Aviv, Israel. This location consists of approximately 60 square meters of office space and the rent is approximately
$1,725 per month. The term of this lease is for two years beginning September 1,
2008. We do not own or lease any real property elsewhere. We believe that our current space is adequate for our needs.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders in the last quarter of our fiscal year ended December 31, 2008.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER
PURCHASES OF EQUITY SECURITIES

MARKET FOR OUR SECURITIES

Our common stock is quoted on the Over-the-Counter Bulletin Board under the symbol "WGMI.OB." The following sets forth the high and low bid quotations for the common stock as reported on the Over-the-Counter Bulletin Board for each quarter in the last two fiscal years. These quotations reflect prices between dealers and do not include retail mark-ups, markdowns, and commissions and may not necessarily represent actual transactions. The prices are adjusted to reflect all stock splits.

                                                   HIGH          LOW
                                                   -----        ------
FISCAL YEAR ENDED DECEMBER 31, 2008
First Quarter Ended March 31, 2008                 $0.07        $ 0.05
Second Quarter Ended June 30, 2008                 $0.05        $ 0.03
Third Quarter Ended September 30, 2008             $0.06        $ 0.04
Fourth Quarter Ended December 31, 2008             $0.04        $0.006

FISCAL YEAR ENDED DECEMBER 31, 2007
First Quarter Ended March 31, 2007                 $0.45        $ 0.16
Second Quarter Ended June 30, 2007                 $0.17        $ 0.09
Third Quarter Ended September 30, 2007             $0.13        $ 0.07
Fourth Quarter Ended December 31, 2007             $0.14        $ 0.06

As of March 22, 2009, there were 312 stockholders of record of our common stock.

Continental Stock Transfer & Trust Company is the registrar and transfer agent for our common shares. Their address is 17 Battery Place, New York, NY 10004,
U.S.A., telephone: (212) 509 4000.

DIVIDEND POLICY

Historically, we have not declared or paid any cash dividends on our common stock. Any future determination to pay dividends on our common stock will depend upon our results of operations, financial condition and capital requirements, applicable restrictions under any contractual arrangements and such other factors deemed relevant by our Board of Directors.

RECENT SALES OF UNREGISTERED SECURITIES

None.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
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

OUR BUSINESS

We are a company focused on the business of technology servicing the interactive gaming industry. Our software provides and supports play-for-fun and play-for-real interactive games. Our services are offered mainly through third parties. We offer three core solutions to companies that offer play-for-real gaming, namely:

     o    Interactive TV gaming: the provision of software and technology currently supporting fixed odds games.

     o    Multiplayer blackjack tournaments: 24/7 availability of a variety of blackjack tournaments games based on a peer-to-peer technology allowing users to compete against each other and not against the
          "house".

     o    Online gaming: the provision of fixed odds and casino games over the internet.

We enter into license and/or revenue-sharing agreements with our customers under which the customers use our software and technology to offer games to their subscribers and pay us a fixed fee and/or a percentage of the net revenues generated from those games.

We operate solely through our wholly owned subsidiaries. Recently, we generated our income from our equity interest in TWG, and from Win Gaming Media, Inc.,
Delaware, which generated revenue from contracts signed with Cablevision Systems
Corporation and LodgeNet Entertainment Corporation. Effective July 1, 2008, we
did not generate any revenues from our affiliated company TWG.

In the course of our activities, we have sustained operating losses and expect such losses to continue in the foreseeable future. To date, we have not generated sufficient revenues to achieve profitable operations or positive cash flow from operations. On December 31, 2008, we had a working capital of $329,332 and an accumulated deficit of $17,810,447. There is no assurance that profitable operations, if ever achieved, will be sustained on a continuing basis.

In fiscal year 2008, we derived approximately 95% of our revenues from 3 major customers.

We refer in this discussion to the fiscal years ended December 31, 2008 and
December 31, 2007, as "2008," and "2007," respectively.

We have generated revenues since inception but they were not an adequate source of cash to fund future operations. Historically we have relied on private placement issuances of equity and sale of assets.

On August 6, 2008, our wholly owned subsidiary Win Gaming Media (Israel) Ltd.,
(formerly MixTV Ltd.), an Israeli corporation ("WGMI"), and Playtech Software
Limited, a British Virgin Islands corporation ("Playtech") entered into an
Intellectual Property and Technology Purchase Agreement (the "Agreement") under which Playtech agreed to purchase substantially all of the assets of WGMI, including but not limited to WGMI's intellectual property ("Purchased Assets")
in consideration of a total amount of $1,750,000. As of December 31, 2008 (1)
$1,750,000 of cash had been paid by Playtech to WGMI, (2) all of the employees of WGMI were terminated and 7 of them became employees of Playtech and (3) all of the Purchased Assets were transferred to Playtech. In addition, we and
Playtech have entered into a Software License Agreement, under which Playetch granted us a non-exclusive license to use the software products included in the
Purchased Assets for the sole purpose of providing support and maintenance services to TWG, company jointly owned by us and Two-Way Media Ltd. This agreement will be assigned to Netplay TV Plc upon the closing of the transaction therewith as further described in Item 9B - "Other Information".

As a result, we no longer offer any gaming applications development work and currently our efforts are devoted toward maintaining and expanding our jointly owned TWG business in the UK; seeking a revenue-sharing transaction with respect to our multi-player blackjack gaming application, and to leverage our wholly owned subsidiary, Gaming, that is registered with the SEC under 1934 Act, by either an outright sale or by incorporating new activities which shall generate revenue.

GOING CONCERN

We have generated revenues since inception but they were not an adequate source of cash to fund our operations. Historically we have relied on the private placements of equity and in 2008 also on the sale of assets.

We may need to raise additional working capital to fund our ongoing operations and growth. The amount of our future capital requirements depends primarily on the rate at which we increase our revenues and correspondingly decrease our use of cash to fund operations. Cash used for operations will be affected by numerous known and unknown risks and uncertainties including, but not limited to, our ability to successfully market our products and services and the degree to which competitive products and services are introduced to the market. As long as our cash flow from operations remains insufficient to completely fund operations, we will continue depleting our financial resources and seeking additional capital through equity and sale of additional assets. If we raise additional capital through the issuance of debt, this will result in increased interest expense. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our company held by existing stockholders will be reduced and those stockholders may experience significant dilution. In addition, new securities may contain rights, preferences or privileges that are senior to those of our common stock.

There can be no assurance that acceptable financing to fund our ongoing operations can be obtained on suitable terms, if at all. If we are unable to obtain the financing necessary to support our operations, we may be unable to continue as a going concern. In that event, we may be forced to cease operations and our stockholders could lose their entire investment in our company.

The report of our auditors included in this annual report for the period ended
December 31, 2008, contains a going concern qualification. Our audited financial statements included in this annual report for the period ended December 31, 2008 contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

IMPAIRMENT OF LONG-LIVED ASSETS:

Our long-lived assets are reviewed for impairment in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the
Impairment or Disposal of Long- Lived Assets" ("SFAS No. 144") whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value. As of December 31, 2008, no impairment losses have been identified.

REVENUE RECOGNITION:

The Company accounts for revenues from software applications agreements in accordance with Statement of Position ("SOP") 97-2, "Software Revenue
Recognition", as amended ("SOP 97-2"). The revenue from license fees is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, no significant obligations with regard to implementation remain, the fee is fixed or determinable and collectability is probable.

The Company is entitled to royalties from revenue sharing arrangements upon sublicensing of the Company's products to end-users. The Company recognizes royalties from revenue sharing arrangements during the period based on reports obtained from its customers through the relevant reporting period on a monthly basis.

During fiscal 2007 and 2008 the Company was not involved in multiple arrangements.

We are entitled to royalties from revenue sharing arrangements upon sublicensing of our products to end-users. Royalties from revenue sharing arrangements are recognized when such royalties are reported to us.

Revenues from services to affiliated company consists of development services provided to TWG on a Cost Plus basis. Effective July 1, 2008 we did not recognize revenues from services provided to TWG due to a failure to meet one of the criteria of SOP 97-2 which specifies that if the fee is not fixed or determinable, revenue is recognized as payments become due from the customer unless collection is not considered probable then revenue is recognized as payments are collected from the customer, provided that all other revenue recognition criteria have been met.

FOREIGN CURRENCY

Our revenues are generated in U.S. dollars ("dollar"). In addition a substantial portion of our costs are incurred in U.S. dollars. Our management believes that the dollar is the primary currency of the economic environment in which we are operate. Thus, our functional and reporting currency and certain of our subsidiaries is the U.S. dollar.

Accordingly, monetary accounts maintained in currencies other than the dollar are re-measured into U.S. dollars in accordance with SFAS No. 52, "Foreign
Currency Translation" ("SFAS No. 52"). All gains and losses of the re-measurement of monetary balance sheet items are reflected in the consolidated statements of operations as financial income or expenses as appropriate.

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

The Company has expensed compensation costs, net of estimated forfeitures, applying the straight line method, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and previously presented in the pro forma footnote disclosures. Results for prior periods have not been restated as explained above. For the years ended December 31, 2008 and 2007, the
Company recorded stock-based compensation costs in the amount of $126,158 and
$267,186 respectively.

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

Effective January 1, 2007, the Company adopted Financial Interpretation No. 48,
"Accounting for Uncertainty in Income Taxes - an interpretation of FAS 109"
("FIN 48"), which was issued in June 2006. FIN 48 clarifies the accounting for uncertainty in income taxes, and prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company's accounting policy, pursuant to the adoption of FIN 48, is to classify interest and penalties recognized in the financial statements relating to uncertain tax positions under the provision for income taxes. The adoption of FIN 48 did not result in a change to the Company's retained earnings. As of December 31, 2008, there are no unrecognized tax benefits.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS:

In April 2008, the FASB issued FSP 142-3, "Determination of the Useful Life of
Intangible Assets" ("FSP 142-3"). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions on legal and contractual provisions used to determine the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets." FSP
142-3 is effective for fiscal years beginning after December 15, 2008. The
Company believes that the initial adoption of FSP 142-3 will not have a material impact on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative
Instruments and Hedging Activities," ("SFAS No. 161") as an amendment to SFAS
No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS
No. 161 requires that objectives.

for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The fair value of derivative instruments and their gains and losses will need to be presented in tabular format in order to present a more complete picture of the effects of using derivative instruments. SFAS No.
161 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact of adopting this pronouncement.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business
Combinations" ("FAS 141R"). FAS 141R provides revised guidance on how acquirers recognize and measure the consideration, identifiable assets acquired, liabilities assumed, contingencies, non-controlling interests and goodwill acquired in a business combination, and expands disclosure requirements surrounding the nature and financial effects of business combinations. Key changes include: acquired in-process research and development will no longer be expensed on acquisition, but capitalized and assessed for impairment where relevant and amortized over its useful life; acquisition costs will be expensed as incurred; restructuring costs will generally be expensed in periods after the acquisition date; the consideration in shares would be valued at closing date;
and in the event that a deferred tax valuation allowance relating to a business acquisition, including from prior years, is subsequently reduced, the adjustment will be recognized in the statement of income.

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2008 COMPARED TO YEAR ENDED
DECEMBER 31, 2007.

REVENUES AND COST OF REVENUES

We account for revenues from software applications agreements in accordance with
SOP 97-2. The revenue from license fees is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, no significant obligations with regard to implementation remain, the fee is fixed or determinable and collectability is probable.

In fiscal year 2008, we continued to generate income form equity revenues from
Win Gaming Media, Inc, Delaware and we recognized revenue from our affiliated company TWG only until June 30, 2008. Effective July 1, 2008 we have ceased to recognize revenues from our affiliated company TWG due to our failure to meet the criteria in accordance with SOP 97-2 that collectability is probable. As a result our total revenues for 2008 decreased by 4% to $1,095,333 from $1,143,204 in 2007.

Cost of revenues for 2008 increased by 112% to $1,335,304 from $628,542 for
2007. Gross profit decreased by 147% for 2008 to ($239,971) from $514,662 in
2007. The increase in the cost of revenues is attributable to costs related to our service agreement with TWG, our jointly held company with TWM and due to the costs involved in retaining a non-exclusive license from Playtech to use the software products included in the Purchased assets for the sole purpose of providing support and maintenance services to TWG.

RESEARCH AND DEVELOPMENT

Research and development expenses for 2008 decreased by 94% to $98,981 from
$1,604,359 for 2007. The decrease is primarily attributable to the lay off of employees, decreased general and administrative expenses allocated to the research and development department as a result of lay off of employees, allocation of employees to the cost of service due to our service agreement with
TWG, our jointly hold company with Two Way Media and decreased stock based compensation due to headcount reduction.

SALES AND MARKETING

Sales and marketing expenses for 2008 decreased by 80% to $37,493 from $190,516 for 2007. The decrease in sales and marketing expenses is primarily attributable to lay off of employees, and to decreased travel expenses.

GENERAL AND ADMINISTRATIVE

General and Administrative expenses for 2008 decreased by 3% to $1,488,202 from
$1,539,642 for 2007. The decrease in general and administrative expenses is primarily attributable to lay off employees, decreased stock based compensation, decreased costs of rent of our facilities as a result from our relocation and the decrease in legal expenses, offset by an allowance made to adjust our share in TWG attributed to the change in our ability to recognize revenues from TWG due to the uncertainty of the collectability of payments from TWG.

CAPITAL GAIN FROM THE SELL OF INTELECTUAL PROPERTY

Capital gain for 2008 of $1,742,622 is primarily attributable to the sell of the intellectual property of WGMI to Playtech.

EQUITY LOSSES OF AFFILIATED COMPANY

Equity losses for 2008 decreased by 91% to $45,793 from $516,355 for 2007. The decrease in equity loses is primarily attributable the change in policy in regard to recognizing losses from TWG. The investment is recorded as a liability since we and TWM are guarantors in equal parts to liabilities of TWG but not to exceed the sum of (1) exposure to players balance in TWG and (2) balance of unpaid minimum guarantee fees owed from TWG to VMTV.

NET LOSS AND NET LOSS PER SHARE

Net loss from continuing operations for 2008 decreased by 85% to $493,719 as compared to net loss of $3,311,826 for 2007. Net loss per share from continuing operations for 2008 decreased to $0.02 as compared to $0.1 for 2007. The net loss decreases in 2008 is primarily attributable to a decrease in operating expenses due to the layoff our employees, the decrease in stock based compensation, the substantial decrease in the use of facilities, and the decrease in recognizing losses from our affiliated company and by the capital gain attributable to the sell of our IP, offset by the decrease in our recognized revenues from TWG and the allowance made for doubtful debt.

Our weighted average number of shares of common stock used in computing basic and diluted net loss per share for 2008 and 2007 was 32,319,031.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31 2008, our total current assets were $666,398 and our total current liabilities were $337,066. At December 31, 2008, we had a working capital of $329,332 and an accumulated deficit of $17,810,447. We finance our operations with a combination of revenues and from proceeds from the sale of our assets and intellectual property.

We had working capital of $337,066 on December 31, 2008 compared with a working capital deficit of $164,861 on December 31, 2007. Cash and cash equivalents on
December 31, 2008 were $529,130, a decrease of $382,084 from the $147,046 reported on December 31, 2007. Cash balances increased in the year ended
December 31, 2008 primarily as a result of reducing our expenses for the year ended December 31, 2008 and from the proceeds from the sale of the intellectual property of WGMI to Playtech offset by the decrease in our revenues.

Operating activities used cash of $1,495,247 in the year ended December 31,
2008. Cash used by operating activities in the year ended December 31, 2008 results primarily from a net loss of $474,459, a $49,550 decrease in account receivables, a $287,441 decrease in employees and payroll, and a $1,742,622 gain on the sell of intellectual property, offset by $111,999 increase in trade payables and a $294,526 decrease in related parties and decrease in losses in affiliated company.

Investing activities provided cash of $1,870,960 in the year ended December 31,
2008. Cash provided by investing activities in the year ended December 31, 2008 results from the sale of intellectual property to Playtech and the sale of the majority of our fixed assets.

Financing activities provided cash of $7,343 in the year ended December 31,
2008. Cash provided by financing activities in the year ended December 31, 2008 resulted primarily to short term credit facility from Bank.

On March 10, 2008, our board of directors (the "Board") approved the entry of the Company into a convertible debt transaction with our director, Mr. Shimon
Citron. The transaction is documented by a Convertible Loan Agreement, a
Convertible Promissory Note, a Security Agreement and a Common Stock Purchase
Warrant, all of which is dated as of March 6, 2008, and is collectively referred to as the "Loan Agreement Documents." The transaction was approved by a majority of the Board (not including the vote of Mr. Citron). The Board recommended that the shareholders approve the transaction as being in the best interests of the
Company. On April 29, 2008, a majority of the Company's common stock approved the transaction and the Loan Agreement Documents. In fiscal 2008 the loan and interest owed were repaid.

On August 22, 2008, the Company issued Mr. Citron a notice of redemption pursuant to which the Company has repaid Mr. Citron the full principal amount of the loan described above, together with accrued but unpaid interest thereon. As of December 31, 2008 there was no debt related to the loan described above.

OUTLOOK

Our current cash (after giving effect to our sale of assets to Playtech) may not be sufficient to meet our anticipated requirements for the next 12 months. We believe that our future growth will depend upon the successful closing of the
Netplay Transfer Agreement and the results of the license agreement with
Playtech. As part of our efforts to broaden our cash basis and generate additional revenues, we will pursue sales of our multi-player blackjack intellectual property and our mobile gaming application on a revenue-share basis. We will also seek to leverage our wholly owned subsidiary, Gaming
Ventures, that is registered with the SEC under the 1934 Act, by either an outright sale or by incorporating new activities which shall generate revenues.
We may also seek to finance our operations through sale of equity or issuance of debt. There can be no assurance that acceptable financing to fund our ongoing operations can be obtained on suitable terms, if at all. If we are unable to obtain the financing necessary to support our operations, we may be unable to continue as a going concern. In that event, we may be forced to cease operations and our stockholders could lose their entire investment in our company.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, and results of operations, liquidity or capital expenditures.

ANALYSIS OF CURRENCY AND INTEREST FLUCTUATION RISK

A majority of our revenues and a portion of our expenses are transacted in U.S.
dollars and our assets and liabilities together with our cash holdings are predominately denominated in U.S. dollars. However, the bulk of our expenses are denominated in the Israeli NIS. Increases in the volatility of the exchange rates of the NIS versus the U.S. dollar could have an adverse effect on the expenses and liabilities that we incur when remeasured into U.S. dollars. We review our monthly expected non-U.S. dollar denominated expenditures and look to hold equivalent non-U.S. dollar cash balances to mitigate currency fluctuations and this has resulted in a foreign exchange expense of $99,227 and $124,796 in
2007 and 2008, respectively.

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

Interest income and gains from bank deposits were net expenses of $31,642 in
2008 and net income of $31,664 in 2007. This increase in mainly due to the interest accrued on the loan facility from our CEO.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

NOT APPLICABLE.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE.

NOT APPLICABLE.

ITEM 9A(T). CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of December 31, 2008, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities
Exchange Act of 1934, as amended, or the Exchange Act). These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer,
to allow timely decisions regarding required disclosure. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer
concluded that, at December 31, 2008, the design and operation of these disclosure controls and procedures were not effective at ensuring that information required to be disclosed by us in the reports that we file or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms because of certain material weakness in our internal control over financial reporting identified by our management and discussed below.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway
Commission in INTERNAL CONTROL-INTEGRATED FRAMEWORK. Based on our evaluation and the material weaknesses described below, management concluded that we did not maintain effective internal control over financial reporting as of December 31,
2008.

Management has identified control deficiencies regarding lack of segregation of duties. The management believes that these material weaknesses are due to the small size of the Company's staff.

The ineffectiveness of our internal controls over financial reporting as of
December 31, 2008 stemmed in large part from several significant changes of our executive officers, discontinued operations and personnel cutback. Although we believe the time to adapt in the next year will help position us to provide improved internal control functions into the future, in the interim, these changes caused control deficiencies, which in the aggregate resulted in material weaknesses.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change to our internal control over financial reporting that occurred during our fourth quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

On April 7, 2009, TWG, 50% owned by us and 50% owned by TWM (we refer to TWG and
TWM as the Sellers), entered into an agreement, or the Netplay Transfer
Agreement, with Netplay TV Plc, or Netplay, The NetPlay Transfer Agreement
includes the transfer of gaming services and the transfer of Challenge Jackpot's circa 16,000 registered players, their account balances and the equipment to run the business.

The consideration for the sale of the Challenge Jackpot business is
(pound)2,000,000 of which, the vast majority of the consideration is attributable to the database allowing business continuity for the Challenge
Jackpot customers. The consideration is to be paid in newly issued ordinary shares of Netplay, or the Consideration Shares, or cash, together with the assumption by Netplay of the liabilities expressly referred to in the Netplay
Transfer Agreement as being assumed, all of which will take place at the closing. The number of Consideration Shares shall be equal to (pound)2,000,000 less the amount paid in cash (if any), divided by the average market price of
Netplay's shares trading on the London Stock Exchange plc's market known as AIM for the 20 business days prior to the closing date. Netplay has undertaken to ensure that all the Consideration Shares are admitted to listing and trading on
AIM Market no later than seven days of such allotment and issue thereof. TWG agreed to divide the consideration equally between the Company and TWM.

The closing of the transaction is conditioned upon the approval thereof by
Netplay's shareholders and the completion of the agreement between Netplay and
Virgin Media Television Limited or Virgin for the assignment of the agreement dated June 20, 2008, between TWG and Virgin. In the event that the closing does not take place within 35 days following the date of the Netplay Transfer
Agreement, the Sellers shall have the right to terminate the Netplay Transfer
Agreement and receive some compensation not to exceed (pound)25,000.

During the first year from the closing date, Consideration Shares held by the
Company may be disposed only following the consent of the Nomad (Nominated
Advisor) of Netplay in such orderly manner as it shall reasonably require with a view to maintain an orderly market in the shares of Netplay.

In the Netplay Transfer Agreement, the Sellers undertook not to compete with the business of running Challenge Jackpot, or any other similar roulette game, and to refrain from solicitation of the business' personnel for a period of 24 months and not to use or register any name or style which includes the phrase
"Challenge Jackpot" or any name which is likely to cause a third party to believe that such a name is connected with Challenge Jackpot.

In addition, the Sellers and Netplay have agreed that Netplay will assist the
Sellers with the operation of the online casino, WinnerChannel.com, and a gambling service business which is marketed and distributed by Teletext Limited under the agreement between TWM, Teletext Limited and St Minver Limited, or the
Teletext Business. For these services, Netplay will be entitled to 20% of all net profits, arising from the operation of the WinnerChannel.com and the
Teletext Business and the Sellers will be entitled to 80% of such profits, to split equally between the Sellers.

The Sellers and Virgin entered into a Termination and Settlement Agreement under which, on the completion date of the NetPlay Transfer Agreement and subject to receipt by Virgin from Netplay of an initial payment, Virgin agree to terminate the agreements with us in connection with the operation of the Challenge Jackpot and to waive all respected liabilities towards TWG.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Effective June 19, 2008, our board of directors decided to replace Steve Baker as Chief Executive Officer ("CEO") of our company with Shimon Citron, our company's founder, current director and former CEO. Mr. Citron has assumed the position of CEO on a part time basis. Mr. Baker remained a director of the company.

Effective on July 1, 2008, we appointed Jacob Bar-Shalom as our Chief Financial
Officer. This appointment was made pursuant to a contract signed between us and
C.F.O. - OUT SOURCING SERVICES LTD., an Israeli company that provides financial services and for which Mr. Bar-Shalom works.

The following table identifies our current directors:

NAME                       AGE              POSITION SINCE         POSITION
----                       ---              --------------         --------

Shimon Citron*             54                    2001              Director

Adiv Baruch                45                    2006              Director

Niv Zilberstein            43                    2007              Director

Steve Baker                56                    2007              Director

* Serves also as our the Chief Executive Officer.

The following table identifies our current executive officers:

NAME                        AGE    CAPACITIES IN WHICH SERVED  IN CURRENT POSITION SINCE
----                        ---    --------------------------  -------------------------

Shimon Citron*              54     Chief Executive Officer            June 2008**

Jacob Bar-Shalom            42     Chief Financial Officer            July 2008

*    Also serves as a member of our board of directors.

**   Mr. Citron has held the position of CEO and director since Zone4Play's inception in 2001 and until May 8, 2007. He resumed his position as CEO on
     June 1, 2008

The principal occupations and business experience of each director and executive officer or at least the past five years is as follows:

SHIMON CITRON. Mr. Citron founded Zone4Play in 2001 and has held the positions of Chief Executive Officer and director since Zone4Play's inception and until
May 8, 2007 when he ceased to be Chief Executive Officer. He resumed his position as CEO on June 1, 2008. From 1999 to 2001, Mr. Citron was the founder and President of Gigi Media Ltd., a private company based in Israel engaged in development of Internet search engines. From 1994 to 1999, he managed his own private investments in a number of startup companies in Israel.

JACOB BAR-SHALOM. Mr. Jacob Bar-Shalom joined Win Gaming as the acting CFO since
July 1, 2008. Prior to joining Win Gaming, Mr. Bar-Shalom served as the Group
CFO of Veolia Israel a subsidiary of Veolia Environment [NYSE: VE] a worldwide provider of environmental services. Between 2006 and 2007 he was the acting CFO of Acro Technologies [NASDAQ:ACRI], a provider of detection devices for the homeland security market. From 2002 to 2005, Mr. Bar-Shalom served as the CFO of
Digital Fuel Technologies and from 1999 to 2001 he served as the CFO of Espoc,
Inc. From 1995 to 1999 Mr. Bar-Shalom worked at BDO Ziv&Haft. Mr. Bar-Shalom holds a Bachelor of Business (B.B.) in finance and accounting from The College of Management, Academic Studies, The School of Business Administration, and an
MBA degree, from the Hebrew University in Jerusalem, and he is a Certified
Public Accountant in the US.

ADIV BARUCH. Mr. Baruch is the President and Chief Executive Officer of Pinpoint
Advance Corp. In addition, Mr. Baruch is actively involved as the Chairman of the Israeli Export Institute Hi-Tech and Telecom Division. Prior to Joining
Pinpoint Mr. Baruch served as the President and Chief Executive Officer BOS
Better On-Line Solutions Ltd. Prior to joining BOS Mr. Baruch served as
Executive Vice President Business Development of Ness Technologies, the largest
IT firm in Israel, and is considered one of the founding members of that company. Mr. Baruch is also a former partner and active director of IPEX, acquired by Ness. Mr. Baruch has served in the capacity of founder, executive, and director for several IT companies and Internet start-ups, and was significantly involved in the M&A process for such companies and in assisting them in their global expansion.

NIV ZILBERSTEIN. Mr. Zilberstein is the Chief Executive Officer of Palace
Industries (PI) Ltd. Between 2003 and 2007, Mr. Zilberstein was the Vice
President, Operations & Logistics for Pelephone Communication Ltd., one of
Israel's leading wireless communications companies. He is also a member of
Pelephone's executive board. Mr. Zilberstein holds a B.A. degree in behavioral sciences and human resources management from the College of Management in Israel and an MBA degree from Bar Ilan University.

STEVE BAKER. Mr. Baker served as our Chief executive Officer and Corporate
Secretary between March 10, 2008 and June 1, 2008. He has served as our director since November 2007. Since March 2007, Mr. Baker has been the Executive in
Residence at RHO Canada, a venture capital firm dedicated to backing leading, early-stage technology-based companies in Canada. Prior to this, since 2001, he was CEO of CyberWorld Group, a leading marketing and back office services provider to the internet-gaming industry. Mr. Baker is also the CEO and Founder of Chrysalis-ITS Inc., a pioneer in internet security and encryption systems and
Founder and CEO of Emanation Control Limited, a leader in the intelligence countermeasures sector. Mr. Baker attended Carleton University in Ottawa,
Canada.

FAMILY RELATIONSHIPS

There are no family relationships among any of our directors and executive officers.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the
Exchange Act, requires Company's directors, officers and stockholders who beneficially own more than 10% of any class of equity securities of Win Gaming
Media, Inc. registered pursuant to Section 12 of the Exchange Act, collectively referred to herein as the Reporting Persons, to file initial statements of beneficial ownership of securities and statements of changes in beneficial ownership of securities with respect to the Company's equity securities with the
SEC. All Reporting Persons are required by SEC regulation to furnish us with copies of all reports that such Reporting Persons file with the SEC pursuant to
Section 16(a). Based solely on our review of the copies of such reports and upon written representations of the Reporting Persons received by us, we believe that all Section 16(a) filing requirements applicable to such Reporting Persons have been met with the following exceptions:

Mr. Adiv Baruch who failed to timely file a Form 4 reporting a grant dated
September 15, 2008 of an option to purchase 600,000 shares of our common stock.
Mr. Baruch filed a Form 4 reporting this grant on September 18, 2008.

Mr. Niv Zilberstein who failed to timely file a Form 4 reporting a grant dated
September 15, 2008 of an option to purchase 400,000 shares of our common stock.
Mr. Baruch filed a Form 4 reporting this grant on September 18, 2008.

Mr. Steve Baker who failed to timely file a Form 4 reporting the grant dated
September 15, 2008 of an option to purchase 400,000 shares of our common stock.
Mr. Baruch filed a Form 4 reporting this grant on October 3, 2008.

Mr. Jacob Bar-Shalom who failed to timely file a Form 3 following his appointment as our Chief Financial Officer effective on July 1, 2008; in connection therewith, Mr. Bar-Shalom filed a form 5 on February 13, 2009.

AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT

During fiscal 2008, our Audit Committee was comprised of Mr. Adiv Baruch. Using the NASDAQ stock market marketplace rules definition of an independent director, our board of directors determined that Mr. Baruch qualifies as an independent director. Our board of directors has determined that Mr. Baruch satisfies the definition of an "audit committee financial expert" as set forth in Item
407(d)(5) of Regulation S-K. Our Audit Committee held one (1) meeting during fiscal year 2008.

CODE OF ETHICS

Pursuant to the requirements of Section 406 of the Sarbanes-Oxley Act of 2002
and related SEC rules, our board of directors has adopted a Code of Business
Ethics and Conduct, or Code of Ethics, applicable to our employees, officers and directors. Our Code of Ethics can be viewed on our corporate website, www.
wingamingmedia.com. Our Code of Ethics contains written standards designed to deter wrongdoing and to promote:

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

Each of our officers and directors completed a signed certification to document his or her understanding of and compliance with our Code of Ethics. We intend to disclose any amendment to, or waiver from, a provision of our Code of Ethics and
Business Conduct applicable to our Chief Executive Officer, Chief Financial
Officer or principal accounting officer or controller by posting such information on our website.

ITEM 11. EXECUTIVE COMPENSATION.

Not applicable.

SUMMARY COMPENSATION TABLE

The following Summary Compensation Table sets forth information concerning compensation during 2007 and 2008 for services in all capacities awarded to, earned by or paid to Mr. Citron, who serves as our CEO, Mr. Baker and Mr. Stein who formerly served as our CEO and CFO, respectively throughout the period. No other executive officers who were serving as our executive officers at the end of fiscal 2008 received more than $100,000 in salary and bonus in fiscal 2008, and there were no individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer at the end of fiscal 2008.

NAME AND PRINCIPAL
POSITION                    YEAR     SALARY ($)      BONUS ($)   OPTION AWARDS ($)(1)      TOTAL
------------------          ----     ----------      ---------   --------------------      -----

Shimon Citron,
Chief Executive
Officer (2)                 2007     168,420             0            42,020              210,440
                            2008      77,000             0            51,200              128,200

Steve Baker,
Former Chief Executive
Officer (4)                 2008      30,678             0            20,480               51,158

Ronen Stein,
Former CEO &
CFO (3)                     2008      22,695            0                  0               22,695
                            2007      16,100            0                  0               16,100

(1) The dollar value recognized for the stock option awards was determined in accordance with SFAS123(R).

(2) Mr. Citron served as our Chief Executive Officer until May 8, 2007 and resumed that position on June 1, 2008.

(3) Mr. Stein served as our Acting Chief Executive Officer and Chief Financial
Officer from November 13, 2007, until March 7, 2008.

(4) Mr. Baker served as our Chief Executive Officer from March 10_ and until
June 19, 2008

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2008

The following table presents the outstanding equity awards held as of December
31, 2008 by our Chief Executive Officer. All such awards were stock options.

                               NUMBER OF SECURITIES UNDERLYING
                                     UNEXERCISED OPTIONS
                  ------------------------------------------------------------------
NAME              EXERCISABLE    UNEXECISABLE    EXERCISE PRICE     EXPIRATION DATE
----              -----------    ------------    --------------     ---------------

Shimon Citron      1,863,000          -              $ 1.15         July 31, 2010
                     575,000          -              $ 0.575        July 31, 2010
                     200,000          -              $ 0.55         December 31, 2014
                   8,403,361          -              $ 0.0595       February 24, 2013
                   1,000,000          -              $ 0.06         September 16, 2018

COMPENSATION OF DIRECTORS

We have agreements with each of our directors, pursuant to which we have agreed to reimburse them for reasonable and necessary expenses incurred in connection with attendance at meetings of the board of directors and other Win Gaming business.

Upon his appointment as a director of our Company in 2007, we also agreed to grant Mr. Adiv Baruch an option to purchase up to 192,261 shares of our common stock under the terms of our 2004 Global Share Option Plan ("Option") at an exercise price per share of $1.00. The Option vests in three equal annual installments, whereby Mr. Baruch has the right to purchase one third of the shares subject to the Option at the expiration of the first, second and third year respectively from the date of the agreement, provided that Mr. Baruch remains a member of the Board of Directors at such time. In the event of a termination of the agreement for cause at any time, the Option, to the extent not exercised, shall terminate and be cancelled and non-exercisable.

In April of 2006, in recognition of his services as a director, we granted Mr.
Adiv Baruch an option to purchase up to an additional 200,000 shares of our common stock at an exercise price of $0.725 per share for a period of 3 years.

The following table provides information regarding compensation earned by, awarded or paid to each person for serving as a non-employee director during the year ended December 31, 2008.

FEES EARNED OR OPTION

NAME                    PAID IN CASH    AWARDS (1)          TOTAL
----                    ------------    ----------          -----

Adiv Baruch (2)           $     0         $30,720           $30,720
Steve Backer (3)          $30,678          20,480           $51,158
Niv Zilberstein (4)       $     0         $20,480           $20,480

(1) The dollar value recognized for the stock option awards was determined in accordance with SFAS123(R).

(2) Mr. Adiv Baruch had 992,261 options outstanding as of December 31, 2008.

(3) Mr. Steve Backer had 400,000 options outstanding as of December 31, 2008.

(4) Mr. Niv Zilberstein had 400,000 options outstanding as of December 31, 2008.

ENGAGEMENTS AGREEMENTS WITH EXECUTIVE OFFICERS

Effective June 19, 2008, our board of directors decided to replace Steve Baker as CEO of our company with Shimon Citron, our company's founder, current director and former CEO. Mr. Citron has assumed the position of CEO on a part time basis. Mr. Baker remained a director of the company.

On September 23, 2008, we entered into a consulting agreement ("Agreement") with
Citron Investments Ltd., (the: "Consultant"), an Israeli corporation wholly owned by our director and CEO, Mr. Shimon Citron. Pursuant to the Agreement, we
retained the services of the Consultant to provide the services of Mr. Shimon
Citron as our CEO in a part time capacity. Pursuant to the Agreement, we are required to pay the Consultant a monthly fee of $10,000, and will reimburse expenses incurred by the Consultant in connection with one automobile owned and operated by the Consultant not to exceed $ 1,000 per month and shall include Mr.
Citron in its liability insurance program for officers and directors. In addition, under the terms of the Agreement, should our valuation based on the price per share of our shares as quoted on the stock exchange or on an automatic quotation system (such as the Over The Counter Bulletin Board) in which our shares are listed or quoted, during the term of this Agreement, exceed
$10,000,000 throughout a continuous period of at least 30 consecutive days, then the Consultant shall be entitled to receive from us a special bonus equaling 2%
of the average of our valuation in such 30-day period. The term of the Agreement is 6 months, effective June 6, 2008 with automatic extension for an undefined period. The Agreement can be terminated by either party for no reason with a
90-day advance written notice or for a material breach with a 14-days advance written notice if such a breach was not cured during the aforesaid 14-day period.

Effective on July 1, 2008, we appointed Jacob Bar-Shalom as our Chief Financial
Officer. This appointment was made pursuant to a contract signed between us and
C.F.O. - OUT SOURCING SERVICES LTD., an Israeli company that provides financial services and for which Mr. Bar-Shalom works. Therefore, we have no separate employment agreement with Mr. Bar-Shalom.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information, to the best of our knowledge, as of March 26, 2009 (unless provided herein otherwise), with respect to holdings of our Common Stock by (1) each person known by us to be the beneficial owner of more than 5% of the total number of shares of our Common
Stock outstanding as of such date; (2) each of our directors; (3) each of our executive officers named in the Summary Compensation Table in Item 11; and (4)
all of our directors and our current executive officers as a group. Each stockholder has sole voting and investment power with respect to the shares of
Common Stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of Common Stock, except as otherwise indicated.

NAME AND ADDRESS OF BENEFICIAL OWNER (1) AMOUNT AND NATURE OF BENEFICIAL
OWNERSHIP (2) PERCENT OF CLASS(3)

5% BENEFICIAL OWNERS

Shimon Citron (4)                                        14,414,022         30.9%

Pini Gershon                                              2,706,950          5.8%

Orinda Capital (5)
11 El Sueno, Orinda, CA 94563                             2,482,759         5.32%

OTHER DIRECTORS:

Adiv Baruch (6)                                             561,507          1.2%

Niv Zilberstein (7)                                         400,000            *

Steve Baker (8)                                             400,000            *

All directors and current executive officers as a
group (4 persons) (4)(6)                                 15,286,640        32.77%

* = Less than 1%

(1) Unless otherwise provided, all addresses are c/o Win Gaming Media, Inc. at the address set forth on the cover page of this Form 10-K.

(2) Except as otherwise indicated, all shares are beneficially owned and sole investment and voting power is held by the persons named.

(3) Applicable percentage of ownership is based on 32,319,301 shares of our common stock outstanding as of March 26, 2009, plus any common stock equivalents and options or warrants held by such holder which are presently or will become exercisable within 60 days after the Record Date.

(4) Includes options to purchase 1,863,000 shares at an exercise price of $1.15 per share and 500,000 shares at an exercise price of $0.575 per share. Also includes 494,449 shares owned by Yariv Citron, son of Shimon Citron.Yariv Citron has reached the age of 18 and Mr. Citron disclaims any beneficial ownership of
Yariv Citron's shares.

(5) Includes warrants to acquire 2,482,759 shares.

(6) Includes warrants to acquire 200,000 shares of Common Stock and Options to acquire 124,087 shares of Common Stock

(7) Includes Options to acquire 400,000 shares of Common Stock at $0.06 per share.

(8) Includes Options to acquire 400,000 shares of Common Stock at $0.06 per share.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE.

On November 6, 2007, we and TWM, entered into a joint venture agreement, or the
Agreement to develop both companies' gaming activities. The activities of the joint venture will be conducted through TWG, a new entity established by the
Company and TWM, and owned by them in equal parts, which will operate from
Alderney.

In addition, the Company and TWM entered into a shareholders agreement, or the
Shareholders Agreement, dated November 6, 2007, which defines the parties'
rights and obligations in connection with the establishment, management, financial matters, transfer of shares and other matters related to the conduct and activities of TWG.

In connection with the entry of the Agreement, and as a condition precedent to the entry, of the Shareholders Agreement, on November 6, 2007, the Company, TWM
and Winner.com (UK) Ltd, or Winner, terminated the Interactive Fixed Odds
Betting Services Agreement, which was entered among them on February 22, 2005, or the Old Agreement. In connection with the termination of the Old Agreement
Winner waived any and all rights granted to it under the Old Agreement and in consideration of such waiver the Company granted to Winner an option, or the
Option, to purchase from the Company such number of shares of TWG representing
7.5% of the of TWG's total share capital on a fully diluted basis, which on the date of the Agreement equaled 750 shares. The Option is evidenced by a grant letter, or the Grant Letter of even date, and will become exercisable only upon the occurrence of: (1) an initial public offering of TWG, (2) a merger, acquisition or reorganization of TWG, or (3) a sale of substantially all of
TWG's assets. Winner is owned by our Chief Executive Officer and director, Mr.
Shimon Citron As of December 31, 2008 this option was evaluated at $219,225.

The Board approved and recommended to the Shareholders that the Company enter into the Convertible Debt transaction with Mr. Shimon Citron. The transaction is comprised of a Convertible Loan Agreement, a Convertible Promissory Note, a
Security Agreement and a Common Stock Purchase Warrant ("Loan Agreement
Documents"). On April 29, 2008, a majority of the Company's common stock represented at the Meeting approved the transaction and the Loan Agreement
Documents. In fiscal 2008 the loan and interest owed were repaid.

On August 22, 2008, the Company issued Mr. Citron a notice of redemption pursuant to which the Company has repaid Mr. Citron the full principal amount of the loan described above, together with accrued but unpaid interest thereon. As of December 31, 2008 there was no debt related to the loan described above.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our Audit Committee has retained Ziv Haft, a member of the BDO Network, or BDO, as our independent registered public accounting firm for the fiscal year ended
December 31, 2008.

The following table summarizes the fees BDO billed for the last fiscal year for audit services and other services:

FEE CATEGORY                  2008               2007
                          ------------        -----------

Audit Fees                $     45,000(2)     $    75,000(1)
Audit Related Fees                   -                  -
Tax Fees (3)                         -              8,000
All Other Fees                       -                  -
                          ------------        -----------

Total Fees                $     45,000        $    83,000
                          ============        ===========

(1)  Consists of fees for professional services rendered in connection with the audit of our financial statements for the year ended on December 31, 2007, and the reviews of the financial statements included in each of our
     Quarterly Reports on Form 10-QSB during 2007 as of the beginning of the second quarter, and fees for professional services rendered in connection with documents filed, including the registration statement on Form 20-F for
     Gaming, with the SEC during those quarters.

(2)  Consists of fees for professional services rendered in connection with the audit of our financial statements for the year ended on December 31, 2008, and the reviews of the financial statements included in each of our
     Quarterly Reports on Form 10-Q during 2008 and the preparation of Form 20-F for Gaming.

(3)  Consists of fees relating to our tax compliance and tax planning.

PRE-APPROVAL POLICIES AND PROCEDURES

     None of the audit-related fees billed in fiscal 2007 and 2008 related to services provided under the de minimis exception to the SEC's audit committee pre-approval requirements.

     The Audit Committee has adopted policies and procedures relating to the approval of all audit and non-audit services that are to be performed by our independent registered public accounting firm. This policy generally provides that we will not engage our independent registered public accounting firm to render audit or non-audit services unless the service is specifically approved in advance by the Audit Committee or the engagement is entered into pursuant to one of the pre-approval procedures described below.

     From time to time, the Audit Committee may pre-approve specified types of services that are expected to be provided to us by our independent registered public accounting firm during the next 12 months. Any such pre-approval is detailed as to the particular service or type of services to be provided and is also generally subject to a maximum dollar amount.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) Financial Statements and Financial Statement Schedules filed as part of this report:

                                                                             PAGE

Report of Independent Registered Public Accounting Firm                       F-1

Balance Sheets, as of December 31, 2007 and 2008                            F-2-F-3

Statements of Operations, For the Years Ended December 31, 2007 and 2008      F-4

Statements of Cash Flows,  For the  Years Ended December 31, 2007 and 2008    F-5

Statements of Stockholders' Equity, Years Ended December 31, 2007 and 2008  F-6-F-7

Notes to Consolidated Financial Statements                                  F-8-F-31

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions, or are inapplicable, and therefore have been omitted.

(b) Exhibits

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                             DESCRIPTION
------                             -----------

3.1  Composite copy of the Company's Articles of Incorporation as amended on
     February 5, 2004 (incorporated by reference to Exhibit 3.1 to the Company's
     Annual Report on Form 10K-SB filed with the Securities and Exchange
     Commission on April 11, 2006).

3.2  Bylaws (incorporated by reference to Exhibit 3.2 to the Company's Form SB-2
     (File No. 333-91356) filed with the Securities and Exchange Commission on
     June 27, 2002).

10.1 Amendment to 2004 Global Share Option Plan of the Company. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 10, 2006).+

10.2 Option Agreement between the Company and Citron Investments Ltd. dated
     April 3, 2006 (incorporated by reference to Exhibit 10.1. to the Company's
     Quarterly Report on Form 10-QSB filed with the Securities and Exchange
     Commission on August 15, 2006)

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

10.5 Agreement dated January 17, 2005 between Eurobet UK Limited and Zone Play
     (UK) Limited (incorporated by reference to Exhibit 10.1 to the Company's
     Current Report on Form 8-K filed with the Securities and Exchange
     Commission on January 24, 2005).

10.6 Director Appointment Agreement dated as of January 15, 2006 by and between
     Zone 4 Play, Inc. and Adiv Baruch (incorporated by reference to Exhibit
     10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 18, 2006).+

10.7 Agreement dated July 31, 2007, by and between the registrant, Zone 4 Play,
     Inc. and Zone 4 Play (Israel) Ltd. on one hand, and Mr. Shimon Citron,
     Citron Investments Ltd., and Winner Sports 2002 (Israel) Ltd. on the other hand (incorporated by reference to Exhibit 10.1 to the Company's Current
     Report on Form 8-K filed with the Securities and Exchange Commission on
     August 6, 2007. +

10.8 Shareholders Agreement dated November 6, 2007 by and between Zone 4 Play,
     Inc. and Two Way Media Limited(incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Securities and
     Exchange Commission on November 14, 2007)

10.9 Termination Agreement dated November 6, 2007 by and among Zone 4 Play,
     Inc., Winner.com (UK) Ltd and Two Way Media Limited(incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 14, 2007)

10.10 Convertible Loan Agreement dated as of March 6, 2008(incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2008)

10.11 Sample Agreement under the Company's 2004 Global Option Share
     Plan(incorporated by reference to Exhibit 10.25 to the Company's Annual
     Report on Form 10K-SB filed with the Securities and Exchange Commission on
     April 11, 2006).

10.12 2004 Global Share Option Plan of Zone 4 Play, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 30, 2004).+

10.13 Intellectual Property and Technology Purchase Agreement dated as of August
     6, 2008(incorporated by reference to Exhibit 10.1 of the Company's
     Quarterly Report on Form 10-Q filed on November 19, 2008).

10.14 License Agreement dated as of August 6, 2008 (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q filed on
     November 19, 2008).

10.15 Consulting Agreement, dated September 23, 2008, between the registrant and
     Citron Investments Ltd. (incorporated by reference to Exhibit 10.1 of the
     Company's Current Report on Form 8-K filed on September 25, 2008). +

21.1* List of Subsidiaries

23.1* Consent of Ziv Haft, a member of the BDO network.*

31.1* Rule 13a-14(a) Certification of Principal Executive Officer.

31.2* Rule 13a-14(a) Certification of Principal Financial Officer.

32.1** Certification of Principal Executive Officer furnished pursuant to 18
     U.S.C. Section 1350.

32.2** Certification of Principal Financial Officer furnished pursuant to 18
     U.S.C. Section 1350.

* Filed herewith

** Furnished herewith.

+ Management contract or compensation Plan.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  WIN GAMING MEDIA, INC.

                                                  By: /s/ Shimon Citron
                                                  ---------------------
                                                  Shimon Citron
                                                  Chief Executive Officer

                                                  Date: April 8, 2009

                                                  By: /s/ Jacob Bar-Shalom
                                                  ------------------------
                                                  Jacob Bar-Shalom
                                                  Chief Financial Officer

                                                  Date: April 8, 2009

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     SIGNATURE                    TITLE                                DATE
     ---------                    -----                                ----

/s/ Shimon Citron     Director and Chief Executive Officer       April 8, 2009
------------------
Shimon Citron

/s/ Steve Baker       Director                                   April 8, 2009
------------------
Steve Baker

/s/ Adiv Baruch       Director                                   April 8, 2009
------------------
Adiv Baruch

/s/ Niv Zilberstein   Director                                   April 8, 2009
------------------
Niv Zilberstein

                             WIN GAMING MEDIA, INC.
                       (FORMERLY KNOWN AS: ZONE4PLAY INC.)
                              AND ITS SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                             AS OF DECEMBER 31, 2008

                                 IN U.S. DOLLARS

                                      INDEX

                                                                         PAGE
                                                                    ----------------

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                   F-1

CONSOLIDATED BALANCE SHEETS                                             F-2-F-3

CONSOLIDATED STATEMENTS OF OPERATIONS                                     F-4

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY                             F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS                                   F-6-F-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                              F-8-F-31

                        REGISTERED PUBLIC ACCOUNTING FIRM

                             TO THE SHAREHOLDERS OF
                              WIN GAMING MEDIA INC.

     We have audited the accompanying consolidated balance sheets of Win Gaming
Media Inc. (formerly known as: Zone4Play Inc .) (the "Company") and its subsidiaries as of December 31, 2008 and 2007 and the related consolidated statements of operations, changes in stockholder's equity and cash flows for the two years in the period ended December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 2008 and 2007 and the related consolidated results of their operations and cash flows for the two years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

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

     As discussed in note 17 to the consolidated financial statements, TWG an affiliated company, sold part of its operation.

Tel Aviv, Israel
April 7, 2009

                                             /s/ Ziv Haft
                                             ----------------------------------
                                             Certified Public Accountants (Isr.)
                                             BDO Member Firms

                                     F - 1

                                     WIN GAMING MEDIA, INC. AND ITS SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
U.S. DOLLARS, EXCEPT SHARE DATA

                                                                                             DECEMBER 31,
                                                                                     ----------------------------
                                                                                        2008             2007
                                                                                     ----------        ----------
    ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                          $  529,130        $  147,046
  Trade receivables
   (net of allowance for doubtful accounts of $70,927 as of December 31,2008)
  (Note 4)                                                                               37,783           117,793
  Other accounts receivable and prepaid expenses  (Note 5)                               99,485           131,046
  Assets attributed to discontinued operations (Note 16)                                      -            31,506
                                                                                     ----------        ----------

TOTAL current assets                                                                    666,398           427,391
                                                                                     ----------        ----------

RELATED PARTIES (net of allowance for doubtful accounts of $963,919 as of
December 31, 2008 (Note 10)                                                                   -           294,526
                                                                                     ----------        ----------

SEVERANCE PAY FUND                                                                       11,171            78,453
                                                                                     ----------        ----------

PROPERTY AND EQUIPMENT, NET (Note 6)                                                      2,736           322,581
                                                                                     ----------        ----------

ACQUIRED TECHNOLOGY, NET (Note 7)                                                             -           107,309
                                                                                     ==========        ==========

Total assets                                                                         $  680,305        $1,230,260
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

                                     F - 2

                                     WIN GAMING MEDIA, INC. AND ITS SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
U.S. DOLLARS, EXCEPT SHARE DATA

                                                                                           DECEMBER 31,
                                                                                 ---------------------------------
                                                                                     2008                 2007
                                                                                 ------------         ------------

    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-term bank credit (Note 8)                                                $      7,343         $          -
  Trade payables                                                                       91,469              115,968
  Employees and payroll accruals                                                            -              287,441
  Accrued expenses and other liabilities                                              238,254              188,843
  Liabilities attributed to discontinued operations (Note 16)                               -               25,051
                                                                                 ------------         ------------

TOTAL current liabilities                                                             337,066              613,703
                                                                                 ------------         ------------

LONG TERM LIABILITIES:

  Call option (Note 10)                                                               219,225              206,768
  Accrued Severance pay                                                                37,149              140,293
                                                                                 ------------         ------------

 TOTAL long term liabilities                                                          256,374              347,061
                                                                                 ------------         ------------

TOTAL liabilities                                                                     593,440              964,364
                                                                                 ------------         ------------

COMMITMENTS AND CONTINGENT LIABILITIES (Note 9)                                             -                    -

INVESTMENT IN AFFILIATED COMPANY (Note 10)                                            562,148              516,355

STOCKHOLDERS' EQUITY (DEFICIT)(Note 12):
  Common stock of $ 0.001 par value:
  Authorized: 75,000,000 shares at December 31, 2008 and 2007; Issued and
    outstanding: 32,319,031 shares at December 31, 2008 and 2007,                      32,319               32,319
  Additional paid-in capital                                                       17,310,892           17,060,714
  Accumulated other comprehensive loss                                                 (8,047)              (7,504)
  Accumulated deficit                                                             (17,810,447)         (17,335,988)
                                                                                 ============         ============

TOTAL stockholders' equity (deficit)                                                 (475,283)            (250,459)
                                                                                 ------------         ------------

TOTAL liabilities and stockholders' equity                                       $    680,305         $  1,230,260
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

                                     F - 3

                                     WIN GAMING MEDIA, INC. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
U.S. DOLLARS, EXCEPT SHARE DATA

                                                                                     YEAR ENDED
                                                                                     DECEMBER 31,
                                                                         -----------------------------------
                                                                             2008                   2007
                                                                         -------------         -------------

  Revenues:
   Revenues from software applications                                   $     365,415         $     849,578
   Revenues from services to affiliated company                                729,918               293,626
                                                                         -------------         -------------

Total revenues                                                           $   1,095,333         $   1,143,204
                                                                         -------------         -------------

 Cost of revenues                                                            1,335,304               628,542
                                                                         -------------         -------------

 Gross profit (loss)                                                          (239,971)              514,662
                                                                         -------------         -------------

 Operating expenses:
   Research and development                                                     98,981             1,604,359
   Selling and marketing                                                        37,493               190,516
   General and administrative                                                1,488,202             1,539,642
     Capital gain from selling of intellectual property                     (1,742,622)                    -
                                                                         -------------         -------------
 TOTAL operating expenses                                                     (117,946)            3,334,517
                                                                         -------------         -------------

 Operating loss                                                               (122,025)           (2,819,855)
 Financial expenses , net (note 14)                                            325,901               185,050
 Other income                                                                        -               (71,060)
                                                                         -------------         -------------

 Loss before Taxes on income                                                  (447,926)           (2,933,845)
 Taxes on income (note 13)                                                           -                     -
                                                                         -------------         -------------

                                                                              (447,926)           (2,933,845)

 Equity in losses of affiliated company                                         45,793               516,355
 Minority interests in losses (profit) of subsidiaries                               -               138,374
                                                                         -------------         -------------

 Net loss from continuing operation                                      $    (493,719)        $  (3,311,826)
                                                                         =============         =============
 Net loss (profit) from discontinued operation, net (Note 15)                  (19,260)              676,168
                                                                         =============         =============
 Net Loss                                                                     (474,459)           (3,987,994)
                                                                         =============         =============

 Basic and diluted net loss per share from continuing operation          $        0.02         $        0.10
                                                                         =============         =============
 Basic and diluted net loss per share from discontinued operation        $        0.00         $        0.03
                                                                         =============         =============
 Total Basic and diluted net loss per share                              $        0.02         $        0.13
                                                                         =============         =============

 Weighted average number of common stock used in computing
    basic and diluted net loss per share                                    32,319,031            32,319,031
                                                                         =============         =============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL
STATEMENTS.

                                     F - 4

                                     WIN GAMING MEDIA, INC. AND ITS SUBSIDIARIES
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------
U.S. DOLLARS, EXCEPT SHARE DATA

                                                                                                                      ACCUMULATED                                    TOTAL
                                                                                          ADDITIONAL     DEFERRED       OTHER                           TOTAL     STOCKHOLDERS'
                                                               COMMON         SHARE        PAID-IN        STOCK      COMPREHENSIVE    ACCUMULATED   COMPREHENSIVE    EQUITY
                                                                STOCK        CAPITAL       CAPITAL      OMPENSATION   INCOME (LOSS)     DEFICIT          LOSS      (DEFICIENCY)
                                                             ------------  ------------  ------------   -----------   ------------    ------------   ------------  ------------
                                                                NUMBER        AMOUNT
                                                             ------------  ------------

Balance as of December 31, 2005                                24,039,963        24,040     8,975,273      (774,952)       (16,638)     (6,923,043)    (3,987,534)    1,284,680

Reclassification of deferred stock Compensation                                              (774,952)      774,952              -               -              -             -
Issuance of shares to service provider                             30,000            30        17,970             -              -               -              -        18,000
Issuance of shares and warrants, net                            8,234,485         8,234     6,346,856             -              -               -              -     6,355,090
Exercise of employees stock options                                14,583            15         8,506             -              -               -              -         8,521
Issuance of warrants to service providers                                                      61,750             -              -               -              -        61,750
Stock - based compensation                                              -             -     1,823,842             -              -               -              -     1,823,842
Change in proportionate share of subsidiary equity
  resulting from additional equity raised (Note
  11(b)(8))                                                             -             -       341,150             -              -               -              -       341,150
Foreign currency translation adjustments                                -             -             -             -         (1,950)              -         (1,950)       (1,950)
Net loss                                                                -             -             -             -              -      (6,424,951)    (6,424,951)   (6,424,951)
                                                             ------------  ------------  ------------   -----------   ------------    ------------   ------------  ------------

Balance as of December 31, 2006                                32,319,031  $     32,319  $ 16,800,395   $         -   $    (18,588)   $(13,347,994)  $ (6,426,901) $  3,466,132
                                                             ============  ============  ============   ===========   ============    ============   ============  ============

Issuance cost of provision issued shares and warrants                   -             -        (6,867)            -              -               -              -        (6,867)
Stock - based compensation                                              -             -       267,186             -              -               -              -       267,186
Foreign currency translation adjustments                                -             -             -             -         11,084               -         11,084        11,084
Net loss                                                                -             -             -             -              -      (3,987,994)    (3,987,994)   (3,987,994)
                                                             ============  ============  ============   ===========   ============    ============   ============  ============

Balance as of December 31, 2007                                32,319,031  $     32,319  $ 17,060,714   $         -   $     (7,504)   $(17,335,988)  $ (3,976,910)     (250,459)
                                                             ------------  ------------  ------------   -----------   ------------    ------------   ------------  ------------

Issuance of convertible note                                            -             -       124,020             -              -               -              -       124,020
Stock - based compensation                                              -             -       126,158             -              -               -              -       126,158
Foreign currency translation adjustments                                -             -             -             -           (543)              -           (543)         (543)
Net loss                                                                -             -             -             -              -        (474,459)      (474,459)     (474,459)
                                                             ------------  ------------  ------------   -----------   ------------    ------------   ------------  ------------
Balance as of December 31, 2008                                32,319,031  $     32,319  $ 17,310,892   $         -   $     (8,047)   $(17,810,447)  $ (4,451,912)     (475,283)
                                                             ============  ============  ============   ===========   ============    ============   ============  ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL
STATEMENTS.

                                     F - 5

                                     WIN GAMING MEDIA, INC. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
U.S. DOLLARS, EXCEPT SHARE DATA

                                                                                           YEAR ENDED
                                                                                           DECEMBER 31,
                                                                                  -------------------------------
                                                                                     2008                2007
                                                                                  -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                                                        $  (474,459)        $(3,987,994)
  Adjustments required to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                     312,377             668,704
    Loss (gain) on sale of intellectual property                                   (1,742,622)                  -
    Decrease (increase) in trade and other accounts receivable and prepaid
      expenses                                                                        111,999             917,748
    Amortization of deferred compensation                                             126,158             267,186
    Increase (decrease) in trade payables                                             (49,550)           (295,323)
    Increase (decrease) in employees and payroll accruals                            (287,441)           (139,665)
    Increase (decrease) in accrued expenses and other liabilities                      49,411            (363,272)
    Decrease (Increase) in related parties                                            294,526            (294,526)
    Capital loss (gain) on sale of property and equipment                             (78,563)             24,166
     Impairment of discontinued assets                                                 31,506                   -
    Minority interests in (loss) profits of subsidiaries                                    -            (138,374)
    Accrued severance pay ,net                                                        (35,862)           (115,263)
    Change in value of call  option                                                    12,457              91,918
    Loss from prepayment of convertible debt                                          124,020                   -
    Equity losses in affiliated company                                               110,796             516,355
                                                                                  -----------         -----------

Net cash used in operating activities                                              (1,495,247)         (2,848,340)
                                                                                  -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of property and
      equipment                                                                       120,960                   -
    Proceeds from sale of intellectual property                                     1,750,000                   -
  Purchase of property and equipment                                                        -             (10,935)
                                                                                  -----------         -----------

Net cash used in investing activities                                               1,870,960             (10,935)
                                                                                  -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Issuance of  convertible note, shares and warrants, net                             550,000              (6,867)
  Redemption of convertible note                                                     (550,000)                  -
  Short-term bank credit, net                                                           7,343             (16,750)
                                                                                  -----------         -----------

Net cash provided (used in) by financing activities                                     7,343             (23,617)
                                                                                  -----------         -----------

Effect of exchange rate changes on cash and cash equivalents                             (972)             10,656
                                                                                  -----------         -----------

Increase (decrease) in cash and cash equivalents                                      382,084          (2,872,236)
Cash and cash equivalents at the beginning of the period                              147,046           3,019,282
                                                                                  -----------         -----------

Cash and cash equivalents at the end of the period                                $   529,130         $   147,046
                                                                                  ===========         ===========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL
STATEMENTS.

                                     F - 6

                                     WIN GAMING MEDIA, INC. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
U.S. DOLLARS, EXCEPT SHARE DATA

                                                                YEAR ENDED
                                                          -----------------------
                                                            2008           2007
                                                          --------       --------

NON-CASH TRANSACTION
  Sale of property and equipment                          $ 65,000       $      -
                                                          ========       ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
  Cash paid during the period for:
  Interest                                                $      -       $  2,248
                                                          ========       ========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL
STATEMENTS.

                                     F - 7

                                      WIN GAMING MEDIA INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS, EXCEPT SHARE DATA

NOTE 1: - GENERAL

     a.   Zone4Play Inc. ("the Company") was incorporated under the laws of the
          State of Nevada on April 23, 2002 as Old Goat Enterprises, Inc. On
          February 1, 2004, the Company acquired Zone4Play, Inc. ("Zone4Play
          (Delaware))" (see c. below), which was incorporated under the laws of the State of Delaware on April 2, 2001, and subsequently changed the
          Company's name to Zone4Play, Inc., a Nevada corporation. The Company develops and markets interactive games applications for Internet, portable devices and interactive TV platforms.Effective May 1, 2008 the Company changed its name to Win Gaming Media, Inc., and on June
          20, 2008, the Company's trading symbol was changed to WGMI.OB. On
          August 6, 2008, the Company's wholly owned subsidiary Win Gaming Media
          (Israel) Ltd. (formerly MixTV Ltd.) sold its entire intellectual property to Playtech Software Limited.

          The Company conducts its operations and business with and through its subsidiaries, (1) Win Gaming Media (Delaware) (Formerly
          Zone4Play(Delaware)), (2) Zone4Play Limited, an Israeli corporation incorporated in July 2001, which is engaged in research and development and marketing of the applications, (3) Zone4Play (UK)
          Limited, a United Kingdom corporation, incorporated in November 2002, which is engaged in marketing of the applications, (4) Win Gaming
          Media Israel Ltd (Formerly MixTV Ltd), and (5) Gaming Ventures Plc
          ("Gaming") , a company incorporated in the Isle of Man (see note 1e).

          The Company's shares are currently traded on the OTC Bulletin Board under the trading symbol WGMI.OB (formerly ZFPI.OB)

     b.   The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The
          Company has suffered losses from operations and negative cash flows from operations since inception. For the year ended December 31, 2008 the Company incurred a loss from continuing operations of $474,459 negative cash flows from operations of $1,495,247 and has an accumulated deficit of $17,810,447 as of December 31, 2008.

          Despite its negative cash flows, the Company has been able to secure financing in order to support its operation to date, based on shares issuances. The consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty. In light of its financial condition, the Company significantly reduced its expenses, effective October 1, 2008 and is pursuing other sources of revenues.

          Effective September 1, 2008 we no longer offer any gaming applications development work and currently our efforts are devoted toward maintaining and expanding our jointly owned TWG business in the UK (as to the sale of certain operation conducted in TWG- see note 17), seeking a revenue-sharing transaction with respect to our multi-player
          Black Jack gaming application, and to leverage our wholly owned subsidiary Gaming Ventures that is registered with the SEC under the
          Securities Exchange Act of 1934, as amended (the "1934 Act"), by either an outright sale or by incorporating new activities which shall generate revenue

                                     F - 8

                                      WIN GAMING MEDIA INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS, EXCEPT SHARE DATA

NOTE 1: - GENERAL (CONT.):

     c.   Acquisition of Win Gaming Media Delaware (Formerly Zone4Play
          Delaware):

          According to the agreement between the Company and Win Gaming Media
          (Delaware), the Company issued 10,426,190 shares of common stock to the former holders of equity interest in Win Gaming Media (Delaware).
          The acquisition has been accounted for as a reverse acquisition, whereby the Company was treated as the acquiree and Win Gaming Media
          (Delaware) as the acquirer, primarily because Win Gaming Media
          (Delaware) shareholders owned a majority, approximately 58% of the
          Company's Common stock, upon completion of the acquisition.
          Immediately prior to the consumption of the transaction, Win Gaming
          Media (Nevada). had no material assets and liabilities, hence the reverse acquisition is treated as a capital stock transaction in which
          Win Gaming Media (Delaware) is deemed to have issued the Common stock held by the Company shareholders for the net assets of the Company.
          The historical financial statements of Win Gaming Media (Delaware)
          became the historical financial statements of the Company.

     d.   In June 2004, the Company and NetFun Ltd. ("Netfun") formed a new company named Win Gaming Media (Israel) Ltd. (Formerly MIX TV Ltd)
          ("WGMI") in order to pursue the marketing, deployment and support of the WGMI system. The controlling stake of 50.1% is held by the
          Company. NetFun had a 20% share of the new company, which could had increased to up to 49.9% as pre-defined two milestones: (a) Upon WGMI reaching its operational break-even, 10% of the shares were to be transferred to Netfun. (b) Upon repayment to the Company of all the sums provided to WGMI, 19.9% of the shares were to be transferred to
          Netfun. A trustee was holding the remaining shares (29.9%). The
          Company provided capital for one year of operating the new company, whereas NetFun delivered its Intellectual Properties assets (WGMI).
          WGMI has commenced its operations in July 2004 and generated losses as of December 31, 2004 that had been consolidated in the company's report since July 2004.

          On March 10, 2005, the Company signed a stock purchase agreement with
          NetFun, regarding which the closing took place in April 2005.
          According to the Agreement, the Company acquired the remaining minority interests held by NetFun of 49.9% in its consolidated subsidiary WGMI, for a consideration of 625,000 shares of Common stock of the Company, which had a fair value of $ 1,000,000 based on the average market price of the share around the announcement date. As a result of the Agreement, the Company holds the entire ownership interest in WGMI. The acquisition was accounted under the purchase method of accounting. The purchase price has been attributed to WGMI's technology. The technology is amortized over its useful life which management estimated to be three years. No other significant assets were acquired and no other liabilities were assumed.

                                     F - 9

                                      WIN GAMING MEDIA INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS, EXCEPT SHARE DATA

NOTE 1: - GENERAL (CONT.)

     e.   On July 11, 2006, the Company formed Gaming Ventures plc, an Isle of
          Man company ("Gaming"). Gaming conducts its operations and business with and through its wholly-owned subsidiaries: RNG Gaming Limited
          ("RNG"), an Isle of Man corporation incorporated on July 12, 2006 which is engaged in development of its software and licensing it to third parties, and Get21 Limited ("Get21"), an Isle of Man corporation incorporated on July 12, 2006 which is engaged in providing marketing services of gaming applications. During 2007 the activities of both
          Get21 and Get21 Israel Ltd. were classified as discontinued operations due to the decision of the Gaming to cease their operations. In fiscal year 2008 both companies did not conduct any operations and their assets and liabilities were valued at zero. On August 4, 2006 Gaming filed with the Securities and Exchange Commission ("SEC") a registration statement on Form 20-F, which is now effective. As a result, Gaming is now a separate reporting entity with the SEC that has the reporting obligations of a foreign private issuer, despite it being the Company's wholly owned subsidiary.

          According to an agreement dated July 12, 2006 between Gaming and Win
          Gaming Media (Delaware), Gaming purchased from Win Gaming Media
          (Delaware) all right, title, and interest in its Intellectual Property
          Rights and assets related to its Black Jack business ("BJ Business")
          on a "Going concern" and "As is" basis, in exchange for a promissory note in the principal amount of $2.25 million. The valuation was based on an appraisal report made by an independent appraiser. This
          Promissory Note was in effect for five years (60 months). Principal was to be paid in five (5) equal annual installments of $450,000 each was to be carrying interest of $US Libor +1.5% per annum.

     f.   On August 6, 2008, our wholly owned subsidiary Win Gaming Media
          (Israel) Ltd., (formerly MixTV Ltd.), an Israeli corporation ("WGMI"), and Playtech Software Limited, a British Virgin Islands corporation
          ("Playtech") entered into an Intellectual Property and Technology
          Purchase Agreement (the "Agreement") under which Playtech agreed to purchase substantially all of the assets of WGMI, including but not limited to WGMI's intellectual property ("Purchased Assets") in consideration of a total amount of $1,750,000. As of December 31, 2008
          (1) $1,750,000 of cash had been paid by Playtech to WGMI (2) all of the employees of WGMI were terminated and 7 of them became employees of Playtech and (3) all of the Purchased Assets were transferred to
          Playtech. In addition, we and Playtech have entered into a Software
          License Agreement, under which Playtech granted us a non-exclusive license to use the software products included in the Purchased Assets for the sole purpose of providing support and maintenance services to
          TWG, company jointly owned by us and Two-Way Media Ltd.

     g.   Concentration of risk that may have a significant impact on the
          Company:

          The Company derived approximately 95% of its revenues in the year 2008 from 3 major customers (see Note 11b).

                                     F - 10

                                      WIN GAMING MEDIA INC. AND ITS SUBSIDIARIES
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

          Accordingly, monetary accounts maintained in currencies other than the dollar are remeasured into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency
          Translation" ("SFAS No. 52"). All transactions gains and losses of the remeasurement of monetary balance sheet items are reflected in the consolidated statements of operations as financial income or expenses as appropriate.

     b.   Financial statements in U.S. dollars (Cont.):

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

                                     F - 11

                                      WIN GAMING MEDIA INC. AND ITS SUBSIDIARIES
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

     f.   Impairment of long-lived assets:

          The Company's long-lived assets are reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144,
          "Accounting for the Impairment or Disposal of Long- Lived Assets"
          ("SFAS No. 144") whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.
          Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value. As of December 31, 2008 and 2007 no impairment losses have been identified.

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

          Severance expenses for the years ended December 31, 2008, and 2007 amounted to $ 62,850 and $115,263, respectively.

                                     F - 12

                                      WIN GAMING MEDIA INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS, EXCEPT SHARE DATA

NOTE 2: - SIGNIFICANT ACCOUNTING POLICIES (CONT.)

     i.   Accounting for stock-based compensation:

          Effective January 1, 2006, the Company adopted the provisions of
          Statement of Financial Accounting Standards No. 123 (revised 2004)
          ("SFAS 123R"), "Share-Based Payment," and Staff Accounting Bulletin
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

          The Company has expensed compensation costs, net of estimated forfeitures, applying the straight line method, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and previously presented in the pro forma footnote disclosures. Results for prior periods have not been restated
          as explained above. For the years ended December 31, 2008 and 2007, the Company recorded stock-based compensation costs in the amount of
          $126,158 and $267,186 respectively.

          The Company applies EITF 96-18, "Accounting for Equity Instruments that Are Issued to Other than Employees for Acquiring or in
          Conjunction with Selling, Goods or Services" with respect to options and warrants issued to non-employees.

     j.   Revenue recognition:

          The Company accounts for revenues from software applications agreements in accordance with Statement of Position ("SOP") 97-2,
          "Software Revenue Recognition", as amended ("SOP 97-2"). The revenue from license fees is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, no significant obligations with regard to implementation remain, the fee is fixed or determinable and collectability is probable.

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

          The Company is entitled to royalties from revenue sharing arrangements upon sublicensing of the Company's products to end-users. The Company recognizes royalties from revenue sharing arrangements during the period based on reports obtained from its customers through the relevant reporting period on a monthly basis.

          Revenues from services to affiliated company consists of development services provided to TWG (see Note 9) on a Cost Plus basis.

          During fiscal 2007 and 2008 the Company was not involved in multiple arrangements.

                                     F - 13

                                      WIN GAMING MEDIA INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS, EXCEPT SHARE DATA

NOTE 2: - SIGNIFICANT ACCOUNTING POLICIES (CONT.)

     k.   Research and developments expenses:

          SFAS No. 86 "Accounting for the Costs of Computer Software to be Sold,
          Leased or Otherwise Marketed" requires capitalization of certain software development costs subsequent to the establishment of technological feasibility.

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

     l.   Income taxes:

          Effective January 1, 2007, the Company adopted Financial
          Interpretation No. 48, "Accounting for Uncertainty in Income Taxes -
          an interpretation of FAS 109" ("FIN 48"), which was issued in June
          2006. FIN 48 clarifies the accounting for uncertainty in income taxes, and prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company's accounting policy, pursuant to the adoption of FIN 48, is to classify interest and penalties recognized in the financial statements relating to uncertain tax positions under the provision for income taxes. The adoption of FIN 48 did not result in a change to the Company's retained earnings. As of December 31, 2008, there are no unrecognized tax benefits.

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
          Management believes that the financial institutions that hold the
          Company's investments are financially sound and accordingly, minimal credit risk exists with respect to these investments. Trade receivables of the Company and its subsidiaries are derived from sales to customers located primarily in the U.S. and Australia. The Company performs ongoing credit evaluations of its customers and to date has not experienced any material losses except for Golden Palace debt, for which the Company has decided to forgive this balance as part of the arrangement between Company and Golden Palace, (See Note 2p).

          The Company and its subsidiaries have no off-balance-sheet concentration of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

                                     F - 14

                                      WIN GAMING MEDIA INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS, EXCEPT SHARE DATA

NOTE 2: - SIGNIFICANT ACCOUNTING POLICIES (CONT.)

     n.   Fair value of financial instruments:

          The financial instruments of the Company consist mainly of cash and cash equivalents, trade payables, trade receivables and derivatives.

          The carrying amount of cash and cash equivalents, trade receivables and trade payables approximates their fair values due to the short-term maturities of these instruments. The fair value of derivative instruments is estimated by using a fair value model or quoted market.

          Effective January 1, 2008, the Company adopted Statement of Financial
          Accounting Standards No. 157 ("SFAS 157"), "Fair Value Measurements"
          and, effective October 10, 2008, adopted FSP No. 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is
          Not Active", except as it applies to the nonfinancial assets and nonfinancial liabilities subject to FSP 157-2. SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, SFAS 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value (see also
          Note 3):

          Level 1 - Observable inputs that reflect quoted prices (unadjusted)
          for identical asset or liabilities in active markets.

          Level 2 - Include other inputs that are directly or indirectly observable in the marketplace.

          Level 3 - Unobservable inputs which are supported by little or no market activity.

          The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimized the use of unobservable inputs when measuring fair value

          On November 14, 2007, the Financial Accounting Standards Board
          ("FASB") agreed to a one-year deferral for the implementation of SFAS
          157 for non-financial assets and liabilities. The Company is currently assessing the impact of SFAS 157 for non-financial assets and liabilities on its consolidated financial statements.

     o.   Basic and diluted net loss per share:

          Earning per share ("EPS") were computed in accordance with provisions of Standard of Financial Accounting Standards No. 128 "Earnings per
          share" ("SAFS 128"). SFAS 128 requires the presentation of both basic and diluted EPS.

          Basic net loss per share is computed based on the weighted average number of common shares outstanding during each year. Diluted loss per share is computed based on the weighted average number of common shares outstanding during each year, plus dilutive potential common shares considered outstanding during the year. For the years ended
          December 31, 2008 and 2007, all the options and warrants outstanding have been excluded from the calculations because the effect on net loss per share would have been antidilutive.

                                     F - 15

                                      WIN GAMING MEDIA INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS, EXCEPT SHARE DATA

NOTE 2: - SIGNIFICANT ACCOUNTING POLICIES (CONT.)

     p.   Provisional for doubtful accounts:

          The provisional for doubtful accounts was based on specific receivables, which their collection, in the opinion of the Company's management, is in doubt. Trade receivables are charged off in the period in which they are deemed to be uncollectible. During 2008 the
          Company recorded an allowance for doubtful account in the amount of
          $70, 927 (during 2007 $405,452) and also reached an arrangement with
          Golden Palace during which the Company has decided to forgive a debt of $450,000. In addition during 2008 the Company also recorded an allowance for doubtful account in the amount of $963,919 for amounts owed from related parties.

     q.   Impact of recently issued Accounting Standards:

          In April 2008, the FASB issued FSP 142-3, "Determination of the Useful
          Life of Intangible Assets" ("FSP 142-3"). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions on legal and contractual provisions used to determine the useful life of a recognized intangible asset under SFAS No. 142,
          "Goodwill and Other Intangible Assets." FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The Company believes that the initial adoption of FSP 142-3 will not have a material impact on its consolidated financial statements.

          In March 2008, the FASB issued SFAS No. 161, "Disclosures about
          Derivative Instruments and Hedging Activities," ("SFAS No. 161") as an
          amendment to SFAS No. 133, "Accounting for Derivative Instruments and
          Hedging Activities." SFAS No. 161 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. The fair value of derivative instruments and their gains and losses will need to be presented in tabular format in order to present a more complete picture of the effects of using derivative instruments. SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November
          15, 2008. The Company is currently evaluating the impact of adopting this pronouncement.

          In December 2007, the FASB issued SFAS No. 141 (revised 2007),
          "Business Combinations" ("FAS 141R"). FAS 141R provides revised guidance on how acquirers recognize and measure the consideration, identifiable assets acquired, liabilities assumed, contingencies, non-controlling interests and goodwill acquired in a business combination, and expands disclosure requirements surrounding the nature and financial effects of business combinations. Key changes include: acquired in-process research and development will no longer be expensed on acquisition, but capitalized and assessed for impairment where relevant and amortized over its useful life;
          acquisition costs will be expensed as incurred; restructuring costs will generally be expensed in periods after the acquisition date; the consideration in shares would be valued at closing date; and in the event that a deferred tax valuation allowance relating to a business acquisition, including from prior years, is subsequently reduced, the adjustment will be recognized in the statement of income.

                                     F - 16

                                      WIN GAMING MEDIA INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS, EXCEPT SHARE DATA

NOTE 2: - SIGNIFICANT ACCOUNTING POLICIES (CONT.)

     q.   Impact of recently issued Accounting Standards (Cont):

          Early adoption is not permitted. As applicable to Company, this statement will be effective, on a prospective basis, as of the year beginning January 1, 2009. The Company believes that the initial adoption of FAS 141R will not have a material impact on its consolidated financial statements. However, if the Company consummates business combinations after the adoption of FAS 141R, this could significantly impact the consolidated financial statements as compared to prior acquisitions which were accounted for under existing GAAP requirements, due to the changes described above.

          In December 2007, the FASB issued SFAS No. 160, "Noncontrolling
          Interests in Consolidated Financial Statements--an amendment of
          Accounting Research Bulletin 51" ("FAS 160"), which establishes accounting and reporting standards for non-controlling interests in a subsidiary and deconsolidation of a subsidiary. Early adoption is not permitted. As applicable to Company, this statement will be effective as of the year beginning January 1, 2009. The adoption of FAS 160 will not have a material impact on the consolidated financial statements.

          In April 2008, the FASB issued EITF 07-05, "Determining Whether an
          Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock,"
          ("EITF 07-05"). EITF 07-05 provides guidance on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in paragraph 11(a) of SFAS No. 133. EITF 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and early application is not permitted. Following the adoption, some of the Company's warrants will be accounted for as a derivative. There will not be any impact of this EITF on the beginning of 2009 equity.

NOTE 3 - FAIR VALUE MEASUREMENT:

The Company's financial assets measured at fair value or a recurring basis, consisted of the followings types of instruments as of December 31, 2008:

                                        FAIR VALUE MEASUREMENTS USING INPUT TYPE
                                  --------------------------------------------------------
                                  LEVEL 1            LEVEL 2          LEVEL 3     TOTAL
                                  ---------         ---------        ---------  ----------

Cash and cash equivalents        $ 529,130         $       -         $       -  $ 529,130
Call option                              -         $(219,225)                -  $(219,225)
                                 ---------         ---------         ---------  ---------

                                 $ 529,130         $(219,225)        $       -  $ 309,905
                                 =========         =========         =========  =========

                                     F - 17

                                      WIN GAMING MEDIA INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS, EXCEPT SHARE DATA

NOTE 4: - TRADE RECEIVABLES

                                                  DECEMBER 31,
                                          ---------------------------
                                            2008              2007
                                          ---------         ---------

Trade Receivables                         $ 108,710         $ 523,245
Net of allowance for doubtful account       (70,927)         (405,452)
                                          ---------         ---------

                                          $  37,783         $ 117,793
                                          =========         =========

NOTE 5: - OTHER ACCOUNTS RECEIVABLE, PREPAID EXPENSES AND RELATED PARTIES

                                        DECEMBER 31,
                                  ------------------------
                                    2008            2007
                                  --------        --------

Government authorities            $ 34,643        $ 23,982
Prepaid expenses and other          64,842          73,111
Related parties                          -          33,953
                                  --------        --------

                                  $ 99,485        $131,046
                                  ========        ========

NOTE 6: - PROPERTY AND EQUIPMENT, NET

                                                     DECEMBER 31,
                                             ----------------------------
                                                2008              2007
                                             ----------        ----------
Cost:
   Computers and peripheral equipment        $    4,108        $1,098,506
   Leasehold improvements                             -            43,434
   Electronic devices                                 -            98,530
                                             ----------        ----------

                                                  4,108         1,240,470
                                             ----------        ----------
Accumulated depreciation:
   Computers and peripheral equipment             1,372           853,405
   Leasehold improvements                             -            22,792
   Electronic devices                                 -            41,692
                                             ----------        ----------

                                                  1,372           917,889
                                             ----------        ----------

Depreciated cost                             $    2,736        $  322,581
                                             ==========        ==========

     Depreciation expenses were $ 205,068 and $ 335,372 for the years ended
     December 31, 2008 and 2007, respectively. The decrease in depreciation expenses was due to the sale of the majority of the fixed assets to
     Playtech (See Note 1f).

                                     F - 18

                                      WIN GAMING MEDIA INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS, EXCEPT SHARE DATA

NOTE 7: - ACQUIRED TECHNOLOGY, NET

     Acquired technology from the acquisition of the business from Win Gaming
     Media (Israel) in April 2005 (see Note 1d).

                                        DECEMBER 31,
                                ----------------------------
                                   2008              2007
                                ----------        ----------

Cost                            $1,000,000        $1,000,000
Accumulated amortization         1,000,000           892,691
                                ----------        ----------

Amortized cost                  $        -        $  107,309
                                ==========        ==========

     Depreciation expenses were 107,309 and $ 333,332 for the years ended
     December 31, 2008, and 2007, respectively.

NOTE 8: - SHORT-TERM BANK CREDIT

                                                  INTEREST RATE                     DECEMBER 31,
                                            --------------------------   ---------------------------------
                                                2008         2007            2008                2007
                                            ------------ -------------   -------------       -------------
                                                        %
                                            --------------------------

Short-term bank credit linked to New
   Israeli Shekel (NIS) (overdraft)           7.0-8.0          -         $       7,343       $           -
                                                                         =============       =============

(1) Total authorized credit lines                                        $      15,000       $      23,684
                                                                         =============       =============
NOTE 9: - COMMITMENTS AND CONTINGENT LIABILITIES

     Lease commitments:

     The Company leases its facilities under a new lease agreement in Israel, which was signed in September 1, 2008 and will expire in August 31, 2010.
     Future minimum commitments under non-cancelable operating leases as of
     December 31, 2008 are as follows:

                                                         RENTAL OF
     YEAR ENDING DECEMBER 31,                             PREMISES
     ----------------------------------------------     -------------

     2009                                               $      20,700
     2010                                                      13,800
                                                        -------------

                                                        $      34,500
                                                        =============

     Total rent and other attendant expenses for the years ended December 31,
     2008 and 2007 were approximately $57,969 and $108,507, respectively.

                                     F - 19

                                      WIN GAMING MEDIA INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS, EXCEPT SHARE DATA

NOTE 10: - INVESTMENT IN AN AFFILIATED COMPANY

     On November 6, 2007, the Company and Two Way Media Ltd (the "Parties") have incorporated a new entity in Alderney bearing the name Two Way Gaming
     Limited ("TWG") to conduct all gaming activity undertaken by the Parties on interactive television, mobile telephony, participation television and the internet. Both companies are equal holders of the issued shares of TWG. On the same day the Parties agreed to grant to Winner.com (UK) ltd ("winner")
     in exchange to the brand name winner an option to purchase directly from
     WGM part of WGM's shareholding in TWG equivalent to 7.5% of the TWG's total shares subject to certain events. The call option was accounted for as a derivative pursuant to EITF 00-06 "Accounting for Freestanding Derivative
     Financial Instruments Indexed to, and Potentially Settled in, the Stock of
     a Consolidated Subsidiary". The fair value of the derivative as of December
     31, 2008 and December 31, 2007 were amounted to $219,225 and to $206,768 respectively and is being marked to market. Winner is owned by our Chief
     Executive Officer and current director and our main shareholder Mr. Shimon
     Citron.

     On June 20, 2008, TWG signed an agreement with Virgin Media TV ("VMTV"), a leading UK entertainment company, to launch a new TV channel - Challenge
     Jackpot. The program will air on VMTV's Virgin1 and Bravo2 channels, extending its reach to homes with satellite and digital terrestrial television. According to the agreement TWG shall be entitled to receive revenue share from the channel's activities. As part of the agreement with
     VMTV, TWG is liable for a minimum guarantee fees of up to 1.25M Pounds and for the unpaid balance of the players in this channel.

     The company holds 50% of TWG's issued shares, The Company and Two Way Media are liable in equals' part for the losses of TWG but up to the sum of (1)
     minimum guarantee fees and (2) players - unpaid balance, the company has updated its investment in TWG to match the company share of 50% in both the minimum guarantee fees and the sum of the players balance.

     In fiscal 2008 the Company charged TWG with respect to development services on a Cost Plus basis. Effectively July 1, 2008, the company has decided not to recognize revenues respected to development services in TWG due to uncertainty in the collectability of the revenues form TWG.

NOTE 11: - GEOGRAPHIC INFORMATION AND MAJOR CUSTOMERS

     a.   Summary information about geographic areas:

          The Company manages its business on the basis of one operating segment
          (see Note 1 for a brief description of the Company's business) and follows the requirements of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information".

          The following is a summary of revenues within geographic areas, based on customer's location:

                              YEAR ENDED DECEMBER 31,
                           ----------------------------
                              2008              2007
                           ----------        ----------

Antigua and Barbuda        $        -        $   60,945
Alderney                      729,918           293,626
United Kingdom                 34,643           273,949
United States                 155,772           164,165
Australia                     175,000           350,000
Other                               -               519
                           ----------        ----------

                           $1,095,333        $1,143,204
                           ==========        ==========

          All long-lived assets are located in Israel at the Company's premises.

                                     F - 20

                                      WIN GAMING MEDIA INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS, EXCEPT SHARE DATA

NOTE 11: - GEOGRAPHIC INFORMATION AND MAJOR CUSTOMERS (CONT.):

     b.   Major customer data as percentage of total revenues:

                                     2008               2007            2006
                                 --------------   ---------------------------------

Customer A                            *)                 *)               51%
Customer B -                         16%                31%               21%
Customer C                           12%                22%               12%
Customer D (related party)           67%                26%                -

     *)   Represents an amount lower than 10%.

NOTE 12: - SHARE CAPITAL

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
               Therefore, an expense in the amount of $18,000 was recognized on the date of grant, according to EITF96-18, "Accounting for Equity
               Instruments That Are Issued to Other Than Employees for
               Acquiring, or in Conjunction with Selling, Goods or Services"
               ("EITF 96-18").

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

                                     F - 21

                                      WIN GAMING MEDIA INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS, EXCEPT SHARE DATA

NOTE 12: - SHARE CAPITAL (CONT.)

     b.   Private placement (Cont.):

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

                                     F - 22

                                      WIN GAMING MEDIA INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS, EXCEPT SHARE DATA

NOTE 12: - SHARE CAPITAL (CONT.):

     b.   Private placement (Cont.):

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

                                     F - 23

                                      WIN GAMING MEDIA INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS, EXCEPT SHARE DATA

NOTE 12: - SHARE CAPITAL (CONT.):

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

                                     F - 24

                                      WIN GAMING MEDIA INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS, EXCEPT SHARE DATA

NOTE 12: - SHARE CAPITAL (CONT.)

     d.   Stock option plans (Cont.):

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

          7.   On August 8, 2008 the Company granted to employees, 1,310,000 fully vested options at an exercise price of $0.06 under the terms of the Company's option plan. The fair value of the options on grant date totaled $67,072.

          8.   On September 15, 2008 the Company granted to the members if the board of directors, an option under the terms of the Company's option plan to purchase 2,400, 000 share of Common stock of the
               Company at an exercise price of $0.06 per share. Each director's right to exercise such option will vest in 12 equal quarterly installments during a period of three years commencing in August
               6, 2008, provided that the Company's agreement with such director does not terminate earlier. Therefore an expense on the amount of
               $15,899 was recognized in the date of the grant according to
               SFAS123R and the fair value of the options on grant date totaled
               $122,888.

          9.   A summary of the Company's share option activity to employees and directors and related information is as follows:

                                                                  YEAR ENDED DECEMBER 31,
                                                  -------------------------------------------------------
                                                             2008                        2007
                                                  --------------------------   --------------------------
                                                                    WEIGHTED                    WEIGHTED
                                                                    AVERAGE                     AVERAGE
                                                    NUMBER          EXERCISE    NUMBER          EXERCISE
                                                  OF OPTIONS         PRICE    OF OPTIONS         PRICE
                                                  ---------        ---------   ---------        ---------
                                                                       $                            $
                                                                   ---------                    ---------

Outstanding at the beginning of the year          3,950,965             0.98   7,653,046             1.01
Granted                                           3,710,000             0.06     500,000             0.58
Exercised                                                 -                            -
Forfeited                                           149,586                -   4,202,081             0.82
                                                  ---------        ---------   ---------        ---------
Outstanding at the end of the year                7,511,379             0.57   3,950,965             0.98
                                                  =========        =========   =========        =========
Options exercisable at the end of the year        5,927,749             0.69   3,636,124             1.00
                                                  =========        =========   =========        =========
 Weighted-average fair value of options
   granted during the year                        $    0.01                    $    0.01
                                                  =========                    =========

                                     F - 25

                                      WIN GAMING MEDIA INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS, EXCEPT SHARE DATA

NOTE 12: - SHARE CAPITAL (CONT.)

     d.   Stock option plans (Cont.):

          o    The fair value of each option granted is estimated on the date of grant, using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0% for all years: expected volatility: 2008 - 110% 2007 - 87% risk-free interest rate: 2008 - 4.0_% 2007 - 5.366% expected life: 2008 - 3 years 2007 - 5 years. Expected forfeiture for options granted to employees: 2008 - 100%, 2007 - 71%, and expected forfeiture for options granted to directors and managers: 2008 0%, 2007 - 71%,

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

          The options outstanding as of December 31, 2008, have been classified by ranges of exercise price, as follows:

                                                                                    WEIGHTED
                    OPTIONS         WEIGHTED                        OPTIONS         AVERAGE
                   OUTSTANDING       AVERAGE       WEIGHTED       EXERCISABLE       EXERCISE
                      AS OF         REMAINING      AVERAGE           AS OF          PRICE OF
   EXERCISE        DECEMBER 31,     CONTRACTUAL     EXERCISE       DECEMBER 31,      OPTIONS
     PRICE            2008         LIFE (YEARS)      PRICE           2008         EXERCISABLE
--------------- ----------------- --------------  ------------ ----------------- --------------
       $                                               $                               $
---------------                                   ------------                   --------------

     0.06          3,510,000           2.5           0.06         2,043,333            0.06
    0.575            500,000           9.0          0.575           500,000           0.575
     0.73            200,000           8.0           0.73           200,000            0.73
     1.00            961,305           7.75          1.00           865,175            1.00

     1.15          2,340,074           8.4           1.15         2,319,241            1.15
                   ---------                                      ---------

                   7,511,379                                      5,927,749
                   =========                                      =========

NOTE 13: - INCOME TAXES

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

                                     F - 26

                                      WIN GAMING MEDIA INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS, EXCEPT SHARE DATA

NOTE 13: - INCOME TAXES (CONT.):

     b.   Profit (loss) before taxes on income:

                     YEAR ENDED DECEMBER 31,
                -------------------------------
                   2008                 2007
                -----------         -----------

Domestic        $  (633,029)        $  (630,572)
Foreign             199,590          (2,303,273)
                -----------         -----------

                $  (433,439)        $(2,933,845)
                ===========         ===========

     c.   Deferred income taxes:

          Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company and its subsidiaries'
          deferred tax assets are as follows:

                                                         YEAR ENDED DECEMBER 31,
                                                     -------------------------------
                                                        2008                 2007
                                                     -----------         -----------

Operating loss carryforward                          $ 3,338,500         $ 3,721,953
Tax withholding                                                -                   -
Temporary differences                                     18,731              27,635
                                                     -----------         -----------

Deferred tax asset before valuation allowance          3,357,231           3,749,588
Valuation allowance                                   (3,357,231)         (3,749,588)
                                                     -----------         -----------

Net deferred tax asset                               $         -         $         -
                                                     ===========         ===========

          On December 31, 2008, the Company and its subsidiaries have provided valuation allowances of $ 3,357,231 in respect of deferred tax assets resulting from tax loss carryforwards and other temporary differences.
          Management currently believes that since the Company and its subsidiaries have a history of losses it is more likely than not that the deferred tax regarding the loss carryforwards and other temporary differences will not be realized in the foreseeable future. The change in valuation allowance was $ 392,357 in 2008.

     d.   Net operating losses carryforwards:

          The US subsidiaries have accumulated losses for tax purposes as of
          December 31, 2008, in the amount of $ 9,312,300 which may be carried forward and offset against taxable income, and which expires during the years 2022 through 2025.

     e.   Theoretical tax:

          The main reconciling items between the statutory tax rate of the
          Company and the effective tax rate are the non-recognition of the benefits from accumulated net operating losses carry forward among the various subsidiaries worldwide due to the uncertainty of the realization of such tax benefits.

                                     F - 27

                                      WIN GAMING MEDIA INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS, EXCEPT SHARE DATA

NOTE 13: - INCOME TAXES (CONT.)

     f.   Tax rates:

          Taxable income of Israeli subsidiaries is subject to tax at the rate of, 27% in 2008, 26% in 2009 and 25% in 2010 and thereafter.

     g.   Income taxes on non-Israeli subsidiaries:

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

     h.   Uncertain Tax Position:

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

          As a result of the implementation of FIN 48, there was no cumulative effect adjustment for unrecognized tax benefits, which would have been accounted for as an adjustment to the January 1, 2008 balance of retained earnings. The Company has recorded no liability for income taxes associated with unrecognized tax benefits at the date of adoption and have not recorded any liability associated with unrecognized tax benefits during 2008. Accordingly, the Company has not recorded any interest or penalty in regard to any unrecognized benefit.

          The Company's policy regarding interest and/or penalties related to income tax matters is to recognize such items as a component of income tax expense (benefit). The Company does not expect that the amount of unrecognized tax benefits will change significantly within the next 12 months.

NOTE 14: - FINANCIAL EXPENSES

                                                          YEAR ENDED DECEMBER 31,
                                                         ------------------------
                                                           2008            2007
                                                         --------        --------

Financial (Income) expenses:
  Interest, bank charges and fees, net                     31,642         (31,664)
  Change in value of written call options                  12,457          91,918
  Foreign currency translation differences                 99,227         124,796
  Change in value of convertible debt                     124,020               -
  Interest and other expenses on convertible debt          58,555               -
                                                         --------        --------

                                                         $325,901        $185,050
                                                         ========        ========

                                     F - 28

                                      WIN GAMING MEDIA INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS, EXCEPT SHARE DATA

NOTE 15: - DISCONTINUED OPERATIONS

     a.   Effective on July 15, 2007, the Board of Directors decided to cease the business of marketing services provided for gaming applications marketing activities through its subsidiary Get21 .

          The following is the composition of discontinued operations:

                                       YEAR ENDED DECEMBER 31,
                                      ----------------------
                                         2008        2007
                                      ---------    ---------

Revenues from software applications   $       -    $  58,095
                                      ---------    ---------

Cost of revenues                              -       66,587
                                      ---------    ---------

Gross profit (loss)                           -       (8,492)
                                      ---------    ---------

Operating expenses:
  Selling and marketing                       -      643,025
  General and administrative                  -       24,651
                                      ---------    ---------

TOTAL operating expenses                      -      667,676
                                      ---------    ---------

Other income                             19,260            -
                                      ---------    ---------
 Net (profit) loss                    $ (19,260)   $ 676,168
                                      =========    =========

     b.   The breakdown of assets and liabilities attributed to the discontinued
          operations of Get21 is as follows:

                                                                     AS OF DECEMBER 31,  AS OF DECEMBER 31,
                                                                           -------            -------
                                                                            2008                2006
                                                                           -------            -------
    ASSETS

CURRENT ASSETS:
  Other accounts receivable, prepaid expenses , and related parties        $     -            $ 3,650
                                                                           -------            -------

TOTAL current assets                                                             -              3,650
                                                                           -------            -------

FIXED ASSETS                                                                     -             27,856

Total assets from discontinued operations, net                             $     -            $31,506
                                                                           =======            =======

    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Trade payables                                                                 -             25,051
                                                                           -------            -------

TOTAL current liabilities                                                        -             25,051
                                                                           -------            -------

Total liabilities  from discontinued operations, net                       $     -            $25,051
                                                                           =======            =======

                                     F - 29

                                      WIN GAMING MEDIA INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS, EXCEPT SHARE DATA

NOTE 16: - RELATED PARTIES TRANSACTIONS

     a.   As to the option granted to Winner - see note 9.

     b.   As to the option granted to the CEO -see note 11d(6) and note 11d(7)
          (Reconcile it)

     c.   On March 10, 2008, our board of directors (the "Board") approved the entry of the Company into a convertible debt transaction with our director, Mr. Shimon Citron. The transaction is subject to shareholder approval at a special meeting in lieu of an annual meeting planned for
          April 10, 2008 or a later practical date (the "Meeting"). The transaction is documented by a Convertible Loan Agreement, a
          Convertible Promissory Note, a Security Agreement and a Common Stock
          Purchase Warrant, all of which is dated as of March 6, 2008, and is collectively referred to as the "Loan Agreement Documents." The transaction was approved by a majority of the Board (not including the vote of Mr. Citron). The Board recommended that the shareholders approve the transaction as being in the best interests of the Company.
          In fiscal 2008 the loan an interest owed was repaid.

     d.   In addition to the loan agreement described above, the Company issued a Secured Promissory Note to Mr. Citron, which Note is convertible into shares of the Company's Common Stock at a per-share conversion price equal to the average closing price of the Company's Common Stock for the five trading days preceding the date on which the first monthly installment if advanced by Mr. Citron. The first advance occurred on February 24, 2008. The conversion price based on the foregoing formula is $0.0595 per share of Common Stock. The Note accrued interest at a rate of 15% per annum. Payment of principal and interest by the Company paid in cash.

     e.   On September 23, 2008, we entered into a consulting agreement
          ("Agreement") with Citron Investments Ltd., (the: "Consultant"), an
          Israeli corporation wholly owned by our director and CEO, Mr. Shimon
          Citron. Pursuant to the Agreement, we retained the services of the
          Consultant to provide the services of Mr. Shimon Citron as our CEO in a part time capacity. Pursuant to the Agreement, we are required to pay the Consultant a monthly fee of $10,000, and will reimburse expenses incurred by the Consultant in connection with one automobile owned and operated by the Consultant not to exceed $ 1,000 per month and shall include Mr. Citron in its liability insurance program for officers and directors. In addition, under the terms of the Agreement, should our valuation based on the price per share of our shares as quoted on the stock exchange or on an automatic quotation system (such as the Over The Counter Bulletin Board) in which our shares are listed or quoted, during the term of this Agreement, exceed $10,000,000 throughout a continuous period of at least 30 consecutive days, then the Consultant shall be entitled to receive from us a special bonus equaling 2% of the average of our valuation in such 30-day period. The term of the Agreement is 6 months, effective June 6, 2008 with automatic extension for an undefined period. The Agreement can be terminated by either party for no reason with a 90-day advance written notice or for a material breach with a 14-days advance written notice if such a breach was not cured during the aforesaid 14-day period.

                                     F - 30

                                      WIN GAMING MEDIA INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS, EXCEPT SHARE DATA

NOTE 17: - SUBSEQUENT EVENTS

          On April 7, 2009, TWG, a 50% owned affiliated the Company, and TWM, the other 50% shareholder of TWG (we refer to TWG and TWM as the
          Sellers), entered into an agreement, or the Netplay Transfer
          Agreement, with Netplay TV Plc, or Netplay. The Transfer Agreement includes the transfer of Challenge Jackpot's circa 16,000 registered players, their account balances and the equipment to run the business.

          The consideration for the sale of the Challenge Jackpot business is
          (pound)2,000,000, the vast majority of the consideration is attributable to the database allowing business continuity for the
          Challenge Jackpot customers. The consideration is to be paid in newly issued ordinary shares of Netplayor or cash, together with the assumption by Netplay of the liabilities expressly referred to in the
          Netplay Transfer Agreement. The number of Consideration Shares shall be equal to (pound)2,000,000 less the amount paid in cash (if any), divided by the average market price of the Netplay's shares on the
          London Stock Exchange plc's market known as AIM for the 20 business days prior to the closing date. Netplay has undertaken to ensure that all the Consideration Shares are admitted to listing and trading on
          AIM Market no later than seven days of such allotment and issue thereof. TWG agreed to divide the consideration equally between the
          Company and TWM.

          The closing of the transaction is conditioned upon the approval thereof by Netplay's shareholders and the completion of the agreement between Netplay and Virgin for the assignment of the agreement dated
          June 20, 2008, between TWG and Virgin. In the event that the closing does not take place within 35 days following the date of the Netplay
          Transfer Agreement, the Sellers shall have the right to terminate the
          Netplay Transfer Agreement and receive some compensation not to exceed
          (pound)25,000.

          In addition, the Sellers and Netplay have agreed that Netplay will assist the Sellers with the operation of the online casino,
          WinnerChannel.com, and a gambling service business which is marketed and distributed by Teletext Limited under the agreement between TWM,
          Teletext Limited and St Minver Limited, or the Teletext Business. For
          these services, Netplay will be entitled to 20% of all net profits, arising from the operation of the WinnerChannel.com and the Teletext
          Business and the Sellers will be entitled to 80% of such profits, to split equally between the Sellers.

     o    During 2009, the Company has decided to cease operations of it subsidiaries, Zone4Play Israel and Zone4Play UK.

                                     F - 31