Form 10-Q
period 2009-03-31
Win Gaming Media, Inc.
filed 2009-05-13
CIK 1175442

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

                  For the quarterly period ended March 31, 2009

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
 incorporation or organization)

                      103 FOULK ROAD, WILMINGTON, DELAWARE
                    (Address of principal executive offices)

                              (972) - 73 - 755-4500
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]    No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

                               Yes [_]    No [_]

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]                        Accelerated filer [_]
Non-accelerated filer [_]                          Smaller reporting company [X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).

                               Yes [_]    No [X]

The number of shares outstanding of the registrant's Common Stock, $0.001 par value, was 32,319,031 as of May 10, 2009.

                                                                            PAGE
                                                                            ----

PART I - FINANCIAL INFORMATION:

     Item 1.   Consolidated Balance Sheets (Unaudited)                 F - 2 - F - 3

               Consolidated Statements of Operations (Unaudited)           F - 4

               Consolidated Statements of Cash Flows (Unaudited)           F - 5

               Notes to Consolidated Financial Statements (Unaudited)  F - 6 - F - 11

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                           3

     Item 4T.  Controls and Procedures                                       7

PART II - OTHER INFORMATION:

     Item 6.   Exhibits                                                      8

SIGNATURES                                                                   9

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                             WIN GAMING MEDIA, INC.
                              AND ITS SUBSIDIARIES

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                              AS OF MARCH 31, 2009

                                 IN U.S. DOLLARS

                                    UNAUDITED

                                      INDEX

                                                       PAGE
                                                       ----

CONSOLIDATED BALANCE SHEETS                       F - 2 - F - 3

CONSOLIDATED STATEMENTS OF OPERATIONS                 F - 4

CONSOLIDATED STATEMENTS OF CASH FLOWS                 F - 5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS        F - 6 - F - 11

WIN GAMING MEDIA, INC. AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
U.S. DOLLARS

                                                       MARCH 31,      DECEMBER 31
                                                       --------        --------
                                                         2009            2008
                                                       --------        --------
                                                      UNAUDITED
                                                       --------        --------
ASSETS

 CURRENT ASSETS:
   Cash and cash equivalents                           $340,002        $529,130
   Trade receivables                                     37,697          37,783
   Other accounts receivable and prepaid expenses        38,295          99,485
                                                       --------        --------
 TOTAL current assets                                   415,994         666,398
                                                       --------        --------

 SEVERANCE PAY FUND                                      11,171          11,171
                                                       --------        --------

 PROPERTY AND EQUIPMENT, NET                              2,526           2,736
                                                       ========        ========

 Total assets                                          $429,691        $680,305
                                                       ========        ========

The accompanying notes are an integral part of the consolidated financial statements.

                                     F - 2

WIN GAMING MEDIA, INC. AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
U.S. DOLLARS

                                                                                           MARCH 31,       DECEMBER 31
                                                                                         ------------      ------------
                                                                                            2009               2008
                                                                                         ------------      ------------
                                                                                          UNAUDITED
                                                                                         ------------      ------------

    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:

  Short-term bank credit                                                                 $      5,670      $      7,343
  Payables                                                                                     83,695            91,469
  Accrued expenses and other liabilities                                                      236,779           238,254
                                                                                         ------------      ------------

TOTAL current liabilities                                                                     326,144           337,066
                                                                                         ------------      ------------

  Call option                                                                                 219,225           219,225
  Accrued Severance pay                                                                        37,149            37,149
                                                                                         ------------      ------------

TOTAL Long term liabilities                                                                   256,374           256,374
                                                                                         ------------      ------------

TOTAL liabilities                                                                             582,518           593,440
                                                                                         ------------      ------------

COMMITMENTS AND CONTINGENT LIABILITIES                                                              -                 -

INVESTMENT IN AFFILIATED COMPANY                                                              590,331           562,148

STOCKHOLDERS' DEFICIENCY:
  Common stock of $ 0.001 par value:
  Authorized: 75,000,000 shares at March 31, 2009 and December 31, 2008; Issued and outstanding: 32,319,031 shares at March 31, 2009 and December 31,2008,
    respectively                                                                               32,319            32,319
  Additional paid-in capital                                                               17,335,708        17,310,892
  Accumulated other comprehensive loss                                                         (8,047)           (8,047)
  Accumulated deficit                                                                     (18,103,138)      (17,810,447)
                                                                                         ============      ============
TOTAL stockholders' deficiency                                                           $   (743,158)     $   (475,283)

TOTAL liabilities and stockholders' deficiency                                           $    429,691      $    680,305
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

                                     F - 3

WIN GAMING MEDIA, INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
U.S. DOLLARS (EXCEPT SHARE DATA)

                                                                         THREE MONTHS ENDED
                                                                              MARCH 31
                                                                 ---------------------------------
                                                                     2009                 2008
                                                                 ------------         ------------

Revenues :
  Revenues from software applications                            $     31,947         $    129,234
  Revenues from services to affiliated company                              -              382,254
                                                                 ------------         ------------
Total Revenues                                                         31,947              511,488
                                                                 ------------         ------------

Cost of revenues                                                      159,761              433,427
                                                                 ------------         ------------

Gross profit (loss)                                                  (127,814)              78,061
                                                                 ------------         ------------

 Operating expenses:
   Research and development                                                 -               32,611
   Selling and marketing                                                    -               19,261
   General and administrative                                          98,674               56,039
                                                                 ------------         ------------

 Total operating expenses                                              98,674              107,911
                                                                 ------------         ------------

 Operating loss                                                       226,488               29,850

 Financial expenses, net                                                2,857               51,789
                                                                 ------------         ------------
 Other income
                                                                            -               40,350
                                                                 ------------         ------------

Loss before taxes on income                                           229,345               41,289

Taxes on income                                                        35,163                    -
                                                                 ------------         ------------

                                                                     (264,508)             (41,289)

Equity in losses of affiliated company                                 28,183              460,478
                                                                 ============         ============

Net Loss                                                              292,691              501,767
                                                                 ============         ============

Basic and diluted net loss per share                             $       0.01         $       0.02
                                                                 ============         ============

Weighted average number of shares of Common stock used in
    computing basic and diluted net loss per share                 32,319,031           32,319,031
                                                                 ============         ============

The accompanying notes are an integral part of the consolidated financial statements.

                                     F - 4

WIN GAMING MEDIA, INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
U.S. DOLLARS

                                                                                                 THREE MONTHS ENDED
                                                                                                      MARCH 31,
                                                                                            ---------------------------
                                                                                               2009              2008
                                                                                            ---------         ---------
                                                                                                      UNAUDITED
                                                                                            ---------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                                  $(292,691)        $(501,767)
  Adjustments required to reconcile net loss to net cash
  used in operating activities:
    Depreciation and amortization                                                                 210           133,079
    Decrease (increase) in trade and other accounts receivable prepaid expenses, and
       related parties                                                                         61,276          (275,667)
    Stock-based compensation                                                                   24,816            50,827
    Decrease in payables                                                                       (7,774)          (15,508)
    Decrease in employees and payroll accruals                                                      -          (108,295)
    Decrease in accrued expenses and other liabilities                                         (1,475)           (2,320)
    Accrued severance pay, net                                                                      -             2,119
    Equity in losses of affiliated company                                                     28,183           460,478
    Gain on sale of property and equipment                                                          -           (40,350)
                                                                                            ---------         ---------

Net cash used in operating activities                                                        (187,455)         (297,404)
                                                                                            ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of property and equipment                                                      -            65,000
                                                                                            ---------         ---------

Net cash provided by (used in) investing activities                                                 -            65,000
                                                                                            ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Loans from shareholders                                                                           -           101,289
  Short-term bank credit, net                                                                  (1,673)                -
                                                                                            ---------         ---------

Net cash provided by financing activities                                                      (1,673)          101,289
                                                                                            ---------         ---------
Effect of exchange rate changes on cash and cash equivalents                                        -              (971)
                                                                                            ---------         ---------
Decrease in cash and cash equivalents                                                        (189,128)         (132,086)
Cash and cash equivalents at the beginning of the period                                      529,130           147,046
                                                                                            ---------         ---------
Cash and cash equivalents at the end of the period                                          $ 340,002         $  14,960
                                                                                            =========         =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
  Cash paid during the period for:
  Interest                                                                                  $       9         $     168
                                                                                            =========         =========

The accompanying notes are an integral part of the consolidated financial statements.

                                     F - 5

WIN GAMING MEDIA, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS

NOTE 1: GENERAL

     a.   Win Gaming Media, Inc. (formerly known as Zone4Play Inc.) ("the
          Company") was incorporated under the laws of the State of Nevada on
          April 23, 2002 as Old Goat Enterprises, Inc. On February 1, 2004, the
          Company acquired Zone4Play, Inc. ("Zone4Play (Delaware))" (see c.
          below), which was incorporated under the laws of the State of Delaware on April 2, 2001, and subsequently changed the Company's name to
          Zone4Play, Inc., a Nevada corporation. The Company develops and markets interactive games applications for Internet, portable devices and interactive TV platforms. Effective May 1, 2008 the Company changed its name to Win Gaming Media, Inc., and on June 20, 2008, the
          Company's trading symbol was changed to WGMI.OB. On August 6, 2008, the Company's wholly owned subsidiary Win Gaming Media (Israel) Ltd.
          (formerly MixTV Ltd.) sold its entire intellectual property to
          Playtech Software Limited.

          The Company conducts its operations and business with and through its subsidiaries (1) Win Gaming Media, Inc. (Delaware) (formerly
          Zone4Play(Delaware)), (2) Win Gaming Media Israel Ltd. (formerly MixTV
          Ltd.), and (3) Gaming Ventures Plc, a company incorporated in the Isle of Man (see note 1e). Our other subsidiaries specified herein are either not active or under dissolution (1) Zone4Play Limited, an
          Israeli corporation incorporated in July 2001, which was engaged in research and development and marketing of our applications, and (2)
          Zone4Play (UK) Limited, a United Kingdom corporation, incorporated in
          November 2002, which was engaged in marketing of our applications.

          We are a company focused on the business of offering technology servicing the interactive gaming industry through third parties. Our software provides and supports play-for-fun and play-for-real (i.e., play-for-money) interactive games. As a result of the transactions that are detailed in note 7a and 7b, we currently provide only software and technology that support fixed odds games. In addition, we no longer offer any gaming applications development work and are currently trying to leverage our wholly owned subsidiary Gaming
          Ventures plc, that is registered with the Securities and Exchange
          Commission under the Securities Exchange Act of 1934, as amended, by either an outright sale or by incorporating new activities which shall generate revenue.

          The Company's shares are currently traded on the OTC Bulletin Board under the trading symbol WGMI.OB (formerly ZFPI.OB).

     b.   The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The
          Company has suffered losses from operations and negative cash flows from operations since inception. For the three months ended March 31,
          2009 the Company incurred a loss from continuing operations of
          $292,691 negative cash flows from operations of $187,455 and has an accumulated deficit of $18,103,138 as of March 31, 2009.

          Despite its negative cash flows, the Company has been able to secure financing in order to support its operations to date, based on shares issuances and sale of assets. The consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty. In light of its financial condition, the Company significantly reduced its expenses, effective October 1, 2008 and is pursuing other sources of revenues. See Note 6a and Note 6b for subsequent transactions that were signed with the Company.

     c.   Concentration of risk that may have a significant impact on the
          Company:

          The Company derived approximately 100% of its revenues in the three months ended March 31, 2009 from 2 major customers (see Note 4).

                                     F - 6

WIN GAMING MEDIA, INC. AND ITS SUBSIDIARIES
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
     Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the
     Company's Annual Report on Form 10-K for the year ended December 31, 2008.

     The interim condensed consolidated financial statements incorporate the financial statements of the Company and all of its subsidiaries. All significant intercompany balances and transactions have been eliminated on consolidation.

     The significant accounting policies applied in the annual consolidated financial statements of the Company as of December 31, 2008 contained in the Company's Annual Report on Form 10-K filed with the SEC on April 8,
     2009, have been applied consistently in these unaudited interim condensed consolidated financial statements.

NOTE 3: SIGNIFICANT ACCOUNTING POLICIES

     a.   The significant accounting policies applied in the annual consolidated financial statements of the Company as of December 31, 2008 are applied consistently in these consolidated financial statements.

     b.   These financial statements should be read in conjunction with the audited annual financial statements of the Company as of December 31,
          2008 and their accompanying notes.

     c.   Accounting for stock-based compensation Effective January 1, 2006, the
          Company adopted the provisions of Statement of Financial Accounting
          Standards No. 123 (revised 2004) ("SFAS 123R"), "Share-Based Payment,"
          and Staff Accounting Bulletin No. 110 ("SAB 110"), which was issued in
          March 2005 by the SEC. SFAS 123R addresses the accounting for share-based payment transactions in which the Company obtains employee services in exchange for equity instruments of the Company. This statement requires that employee equity awards be accounted for using the grant-date fair value method. SAB 110 provides supplemental implementation guidance on SFAS 123R, including guidance on valuation methods, classification of compensation expense, income statement effects, disclosures and other issues.

          The following table shows the total stock-based compensation charge included in the Consolidated Statement of Operations:

                                             THREE MONTHS ENDED
                                                  MARCH 31,
                                           ----------------------
                                             2009           2008
                                           -------        -------
                                         (UNAUDITED)    (UNAUDITED)
                                           -------        -------

Research and development expenses          $     -        $29,292
Sales and marketing expenses                     -          8,498
General and administrative expenses         24,816         13,037
                                           -------        -------
Total                                      $24,816        $50,827
                                           =======        =======

          The fair value for these options was estimated at the grant date using a Black-Scholes option pricing model as allowed under SFAS 123R.

                                     F - 7

WIN GAMING MEDIA, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS

NOTE 3: SIGNIFICANT ACCOUNTING POLICIES (CONT.):

          A summary of the Company's share option activity to employees and directors, and related information is as follows:

                                                  THREE MONTHS ENDED MARCH 31,
                                         ---------------------------------------------
                                                  2009                    2008
                                         ---------------------   ---------------------
                                                UNAUDITED             UNAUDITED
                                         ---------------------   ---------------------
                                                      WEIGHTED                WEIGHTED
                                                      AVERAGE                 AVERAGE
                                          NUMBER      EXERCISE    NUMBER      EXERCISE
                                        OF OPTIONS     PRICE    OF OPTIONS     PRICE
                                         ---------   ---------   ---------   ---------
                                                         $                        $
                                                     ---------               ---------

Outstanding at the beginning of          7,511,379        0.57   3,950,965        0.98
  the year

Granted                                          -           -           -           -
Forfeited                                        -           -    (324,586)       0.58
                                         ---------   ---------   ---------

Outstanding at the end of the
  quarter                                7,511,379        0.57   3,626,379        1.02
                                         =========   =========   =========   =========

Options exercisable at the end of
  the quarter                            6,129,980        0.68   3,532,292        1.00
                                         =========   =========   =========   =========

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

                         THREE MONTHS ENDED
                             MARCH 31,
                     ------------------------
                       2009            2008
                     --------        --------
                          TOTAL REVENUES
                     ------------------------

Alderney             $      -        $382,254
Australia                   -          87,500
United States          31,947          41,734
                     --------        --------

                     $ 31,947        $511,488
                     ========        ========

                                     F - 8

WIN GAMING MEDIA, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS

NOTE 4: SEGMENTS, CUSTOMERS AND GEOGRAPHIC INFORMATION (CONT.):

          b.   Major customer data as a percentage of total revenues:

                                         THREE MONTHS ENDED
                                              MARCH 31,
                                         ------------------
                                           2009       2008
                                         -------    -------

Customer A (an affiliate company)              -         75%
                                         =======    =======
Customer B                                     -         17%
                                         =======    =======
Customer C                                    85%        *)
                                         =======    =======
Customer D                                    15%        *)
                                         =======    =======

*)     Represents an amount lower than 10%.

NOTE 5: RECENTLY ADOPTED ACCOUNTING STANDARDS

          In September 2006, the Financial Accounting Standards Board ("FASB")
          issued SFAS No. 157, "Fair-Value Measurements," ("SFAS 157") which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair-value measurements. The Company adopted SFAS 157 effective
          January 1, 2008 for all financial assets and liabilities and any other assets and liabilities that are recognized or disclosed at fair value on a recurring basis. For nonfinancial assets and liabilities measured at fair value on a non-recurring basis, SFAS 157 is effective for financial statements issued for fiscal years beginning after November
          15, 2008. The adoption of SFAS 157 for nonfinancial assets and liabilities measured at fair value on a non-recurring basis on January
          1, 2009 did not have a material impact on the Company's condensed consolidated financial statements.

          In December 2007, the FASB issued SFAS No. 141 (revised 2007),
          "Business Combinations," ("SFAS 141R") which replaces SFAS No. 141,
          "Business Combinations". SFAS 141R establishes principles and requirements for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed and any noncontrolling interest in a business combination at their fair value at acquisition date.
          SFAS 141R alters the treatment of acquisition-related costs, business combinations achieved in stages (referred to as a step acquisition), the treatment of gains from a bargain purchase, the recognition of contingencies in business combinations, the treatment of in-process research and development in a business combination as well as the treatment of recognizable deferred tax benefits. SFAS 141R is effective for business combinations closed in fiscal years beginning after December 15, 2008. As SFAS 141R is applicable to business acquisitions completed after January 1, 2009 and the Company did not have any business acquisitions during the quarter ended March 31,
          2009, the adoption of SFAS 141R did not have a material impact on the
          Company's condensed consolidated financial statements.

          In December 2007, the FASB issued SFAS No. 160, "Noncontrolling
          Interests in Consolidated Financial Statements - an amendment of
          Accounting Research Bulletin No. 51," ("SFAS 160"). SFAS 160
          establishes accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the
          deconsolidation of a subsidiary. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008.
          The Company currently has no minority interests and accordingly the adoption of SFAS 160 did not have a material impact on its condensed consolidated financial statements.

          In March 2008, the FASB issued SFAS No. 161, "Disclosures about
          Derivative Instruments and Hedging Activities, an amendment of FASB
          Statement No. 133," ("SFAS 161"). SFAS 161 requires enhanced disclosures about a company's derivative and hedging activities. SFAS
          161 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of SFAS 161 did not have a material impact on the Company's condensed consolidated financial statements.

                                     F - 9

WIN GAMING MEDIA, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS

NOTE 5: RECENTLY ADOPTED ACCOUNTING STANDARDS (CONT.)

          In April 2008, the FASB issued FASB Staff Position No. FAS 142-3,
          "Determination of the Useful Life of Intangible Assets," ("FSP
          142-3"). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142,
          "Goodwill and Other Intangible Assets" and also requires expanded disclosure related to the determination of intangible asset useful lives. FSP 142-3 is effective for fiscal years beginning after
          December 15, 2008. The adoption of FSP 142-3 did not have a material impact on the Company's condensed consolidated financial statements.

          In April 2008, the FASB issued EITF 07-05, "Determining Whether an
          Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock,"
          ("EITF 07-05"). EITF 07-05 provides guidance on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in paragraph 11(a) of SFAS No. 133. EITF 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and early application is not permitted. The adoption of EITF 07-05 did not have a material impact on the Company's condensed consolidated financial statements.

NOTE 6: SUBSEQUENT EVENTS

          a.   On April 7, 2009, Two Way Gaming Limited, or TWG, 50% owned by us and 50% owned by Two Way Media Limited, or TWM (we refer to TWG and TWM as the Sellers), entered into an agreement, or the
               Netplay Transfer Agreement, with Netplay TV plc, or Netplay. The
               NetPlay Transfer Agreement provides for the transfer by the
               Sellers of certain gaming services, known as Challenge Jackpot, or CJ and the transfer of about 16,000 registered players of
               Challenge Jackpot, an interactive game application provided to
               Virgin Media Television Limited, or Virgin, their account
               balances and the equipment required for running such business.
               The consideration for such sale is (pound)2,000,000, of which we will receive (pound)1,000,000, equivalent to 4,266,667 shares of
               Netplay . The consideration is to be paid in newly issued
               ordinary shares of Netplay, or the Consideration Shares, no later than May 15, 2009, together with the assumption by Netplay of the liabilities expressly referred to in the Netplay Transfer
               Agreement as being assumed. The closing of the transaction is conditioned upon the approval thereof by Netplay's shareholders which was obtained on May 11, 2009 and other actions yet to be taken.

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

                                     F - 10

WIN GAMING MEDIA, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS

NOTE 6: SUBSEQUENT EVENTS (CONT.)

          a.   (Cont.):

               The Sellers and Virgin Media Television Limited, or Virgin,
               entered into a Termination and Settlement Agreement under which, on the completion date of the NetPlay Transfer Agreement and subject to receipt by Virgin from Netplay of an initial payment,
               Virgin agreed to terminate the brand license agreement, the production agreement and all guarantees with TWG in connection with the operation of the Challenge Jackpot and to irrevocably waive and release all claims that Virgin may have towards TWG and, mainly the liability for paying minimum guarantee fees to
               Virgin.

          b.   On April 13, 2009, RNG Gaming Limited ("RNG"), an indirect
               80%-owned subsidiary of the Company, entered into an Intellectual
               Property and Technology Purchase Agreement (the "Agreement")
               under which RNG agreed to sell to an unaffiliated party and a leading online gaming software provider, substantially all of its multiplayer Blackjack tournament software platform, including its related intellectual property, in consideration of a total amount of $250,000 and a 3% share of buyer's Blackjack revenue (as defined in the Agreement) each year for the first 3 years from the date in which the buyer launches full commercial use of the
               Blackjack game, and 2% of buyer's Blackjack revenue thereafter for an unlimited time. The transaction closed on April 16, 2009.
               Of the total consideration, $150,000 will be used to offset the
               Company's indebtedness to the buyer regarding previous services that the buyer provided the Company, and the remaining amount of
               $100,000 is to be deposited in escrow until the buyer has
               confirmed that the software platform has been integrated into and modified to fit buyer's systems. $50,000 of the $100,000 will be paid by RNG (guaranteed by the Company) to the Company's joint venture partner in RNG within 12 months from the date of the
               Agreement, even if such amount is not released from the escrow account. The revenue share is to be divided 80% to a wholly owned subsidiary of the Company and 20% to the partner. In addition to the provisions above, RNG (directly or through an affiliate thereof, including the Company) has an option to enter into a software license agreement with the buyer for the receipt of a non-exclusive license to use the software platform included in the purchased assets, for the sole purpose of providing a "Play
               For Fun" services, in consideration of a revenue share of 15%
               payable to the buyer and at RNG's request. In addition, RNG and the buyer will enter into negotiations for the licensing by RNG of other multiplayer tournament products developed by buyer on the basis of the software platform included in the purchased assets for "Play For Fun" services. In the framework of the
               Agreement, RNG and the Company agreed not to compete in the business of software products or other products or services related to multiplayer Blackjack tournament software platform and to refrain from soliciting buyer's employees for four years.
               Following the closing of the transaction, RNG (and its parent company, and wholly-owned subsidiary of the Company, Gaming
               Ventures Plc) had no material assets.

                                     F - 11

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS.

FORWARD LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements.
Forward-looking statements include our statements regarding our goals, beliefs, strategies, objectives, plans, including product and service developments, future financial conditions, results or projections or current expectations. For example, when we discuss our funding plans and opportunities, including our expectation to finance our operations we are using a forward looking statement.
In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe,"
"estimate," "predict," "potential" or "continue," the negative of such terms, or other comparable terminology. These statements are subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those contemplated by the forward-looking statements. The business and operations of Win Gaming Media,
Inc. are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this report. Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect our business is described in Part I, Item 1A, "Risk Factors" of our Annual
Report on Form 10-K for the fiscal year ended December 31, 2008. Readers are also urged to carefully review and consider the various disclosures we have made in this report.

OVERVIEW

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting
Principles.

You should read the following discussion of our financial condition and results of operations together with the unaudited financial statements and the notes to unaudited financial statements included elsewhere in this report.

We are a company focused on the business of offering technology servicing the interactive gaming industry through third parties. Our software provides and supports play-for-fun and play-for-real (i.e., play-for-money) interactive games.

RECENT DEVELOPMENTS

On April 7, 2009, Two Way Gaming Limited, or TWG, 50% owned by us and 50% owned by Two Way Media Limited, or TWM (we refer to TWG and TWM as the Sellers), entered into an agreement, or the Netplay Transfer Agreement, with Netplay TV plc, or Netplay. The NetPlay Transfer Agreement provides for the transfer by the
Sellers of certain gaming services, known as Challenge Jackpot, or CJ and the transfer of about 16,000 registered players of Challenge Jackpot, an interactive game application provided to Virgin Media Television Limited, or Virgin, their account balances and the equipment required for running such business. The consideration for such sale is (pound)2,000,000, of which we will receive
(pound)1,000,000, equivalent to 4,266,667 shares of Netplay. The consideration is to be paid in newly issued ordinary shares of Netplay, or the Consideration
Shares, no later than May 15, 2009, together with the assumption by Netplay of the liabilities expressly referred to in the Netplay Transfer Agreement as being assumed. The closing of the transaction is conditioned upon the approval thereof by Netplay's shareholders which was obtained on May 11, 2009 and other actions yet to be taken.

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

The Sellers and Virgin entered into a Termination and Settlement Agreement under which, on the completion date of the NetPlay Transfer Agreement and subject to receipt by Virgin from Netplay of an initial payment, Virgin agreed to terminate the brand license agreement, the production agreement and all guarantees with
TWG in connection with the operation of the Challenge Jackpot and to irrevocably waive and release all claims that Virgin may have towards TWG and, mainly the liability for paying minimum guarantee fees to Virgin.

On April 13, 2009, RNG Gaming Limited, or RNG, our indirect 80%-owned subsidiary entered into an Intellectual Property and Technology Purchase Agreement under which RNG agreed to sell to an unaffiliated party and a leading online gaming software provider, substantially all of its multiplayer Blackjack tournament software platform, including its related intellectual property, in consideration of a total amount of $250,000 and a 3% share of buyer's Blackjack revenue (as defined in such agreement) each year for the first 3 years from the date in which the buyer launches full commercial use of the Blackjack game, and 2% of buyer's Blackjack revenue thereafter for an unlimited time. The transaction closed on April 16, 2009. Of the total consideration, $150,000 was used to offset our indebtedness to the buyer, and the remaining amount of $100,000 is to be deposited in escrow until the buyer confirms that the software platform has been integrated into and modified to fit buyer's systems. $50,000 of the
$100,000 will be paid by RNG (guaranteed by us) to our partner in RNG within 12 months from the date of the agreement, even if such amount is not released from the escrow account. The revenue share is to be divided 80% to a wholly owned subsidiary of us and 20% to the partner.

In addition, RNG has an option to enter into a software license agreement with the buyer for the receipt of a non-exclusive license to use the software platform included in the purchased assets, for the sole purpose of providing a
"Play For Fun" services, in consideration of a revenue share of 15% payable to the buyer and at RNG's request, RNG and the buyer will enter into negotiations for the licensing by RNG of other multiplayer tournament products developed by buyer on the basis of the software platform included in the purchased assets for
"Play For Fun" services.

As a result of these transactions, we currently provide only software and technology that support fixed odds games. In addition, we no longer offer any gaming applications development work and are currently trying to leverage our wholly owned subsidiary Gaming Ventures plc, that is registered with the
Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, or the Exchange Act, by either an outright sale or by incorporating new activities which shall generate revenue.

In the course of our operation, we have sustained operating losses and expect such losses to continue in the foreseeable future. To date, we have not generated sufficient revenues to achieve profitable operations or positive cash flow from operations. As of March 31, 2009, we had an accumulated deficit of
$18,103,138. There is no assurance that profitable operations, if ever achieved, will be sustained on a continuing basis. During the three months ended March 31,
2009, we derived 100% of our revenues from two major customers - Cablevision and
Lodgenet.

GOING CONCERN

We have generated revenues since inception, but they are not currently an adequate source of cash to fund future operations. Historically we have relied on private placement issuances of equity and convertible notes.

We expect to finance our operations with the proceeds from the agreements for the sale of our Blackjack tournament software and the sale of our interactive game application business known as "Challenge Jackpot" to Netplay. Until the agreement with Netplay closes, there is no assurance that we will be able to finance our operations for the next 12 months. However, once the agreement with
Netplay is closed, we believe we will be able to sustain our operation for 12 months thereafter.

To control expenses we are managed by CEO, which is engaged on a part time basis, CFO and COO. All services provided by the foregoing are rendered to us on an outsourced contractual basis and we have no employees on our payroll.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2009 COMPARED TO THREE
MONTHS ENDED MARCH 31, 2008.

REVENUES AND COST OF REVENUES

In the three months ended March 31, 2009, we generate revenues only from our software applications and we did not generate any income neither from equity revenues from Win Gaming Media, Inc., Delaware, nor from WGMI, and we did not recognized revenue from our affiliated company TWG, due to our failure to meet the criteria in accordance with Statement of Position 97-2, Software Revenue
Recognition, that collectability is probable. As a result our revenues for the three months ended March 31, 2009 decreased by 94% to $31,947 from $511,488 for the three months ended March 31, 2008.

Cost of revenues for the three months ended March 31, 2009 decreased by 63% to
$159,761 from $433,427 for the three months ended March 31, 2008. This decrease is mainly due to the decrease of expenses following the sale of the intellectual property and technology of our wholly owned subsidiary WGMI which were accompanied by the transfer and the layoff of all of our employees.

RESEARCH AND DEVELOPMENT

Research and development expenses for the three months ended March 31, 2009 decreased by 100% to $0 from $32,611 for the three months ended March 31, 2008.
The decrease is primarily attributable to the transfer and layoff of employees following the sale of the intellectual property and technology of WGMI, decreased general and administrative expenses allocated to the research and development department as a result of the transfer and lay off of employees, and decreased stock based compensation due to headcount reduction.

SALES AND MARKETING

Sales and marketing expenses for the three months ended March 31, 2009 decreased by 100% to $0 from $19,261 for the three months ended March 31, 2008. This decrease in sales and marketing expenses is primarily attributable to the transfer and layoff of employees, decreased stock based compensation, decreased general and administrative expenses allocated to marketing and sales as a result of the transfer and lay off of employees, and to a decrease of travel expenses.

GENERAL AND ADMINISTRATIVE

General and administrative expenses for the three months ended March 31, 2009 increased by 76% to $98,674 from $56,039 for the three months ended March 31,
2008. The increase in general and administrative expenses is primarily attributable to the change in allocating general and administrative expenses.
During the three months ended March 31, 2009 none of the general and administrative expenses were allocated to other expenses, while during the three months ended March 31, 2008, some of the general and administrative expenses were allocated to research and development expenses and to sales and marketing expenses.

OTHER INCOME

Other income for the three months ended March 31, 2009 decreased to $0 from
$40,350 for the three months ended March 31, 2008. The other income for the three months ended March 31, 2008 includes capital gain on sales of fixed assets.

NET LOSS

Net loss from operations for the three months ended March 31, 2009 was $292,691 compared to net loss of $501,767 for the three months ended March 31, 2008. Net loss per share from operations for the three months ended March 31, 2009 was
$0.01 as compared to a net loss per share of $0.02 for the three months ended
March 31, 2008. The net loss decrease for the three months period ended March
31, 2009 is primarily attributable to a decrease in equity losses from affiliated company operating expenses, layoff of our employees and decreased stock based compensation. Our weighted average number of shares of common stock used in computing basic and diluted net loss per share for both the three months ended March 31, 2009 and March 31, 2008 was 32,319,031.

EQUITY LOSSES OF AFFILIATED COMPANY

Equity losses for the three months ended March 31, 2009 decreased by 94% to
$28,183 from $460,478 for the three months ended March 31, 2008. The decrease in equity losses is primarily attributable to the change in valuation of the investment to match our share of 50% in the sum of (1) the total liability of
TWG for paying minimum guarantee fees to Virgin and (2) the liability of TWG for players' balances. The change in the total amount of the said liabilities is recorded as equity losses.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2009, our total current assets were $415,994 and the total current liabilities were $326,144. On March 31, 2009, we had an accumulated deficit of $18,103,138. We finance our operations and plan to continue doing so with a combination of stock issuances, sale of assets and revenues from services. We had working capital of $89,850 on March 31, 2009 compared with a working capital of $329,332 on December 31, 2008. Cash and cash equivalents on
March 31, 2009 were $340,002, a decrease of $189,128 from the $529,130 reported on December 31, 2008. The decrease in cash is primarily attributable to the cost of our operations. As a result of the decrease in cash and until the agreement with Netplay closes, there is no assurance that we will be able to finance our operations for the next 12 months. However, once the agreement with Netplay is closed, we believe we will be able to sustain our operation for the next 12 months.

Operating activities used cash of $187,455 in the three months ended March 31,
2009. Cash used by operating activities in the three months ended March 31, 2009 results primarily from a net loss of $292,691, a $7,774 decrease in trade payables, offset by a $61,276 decrease in trade and other accounts receivables and prepaid expenses and by $28,183 in equity losses of an affiliated company.

We did not use or provided any cash from investing activities in the three months ended March 31, 2009.

Financing activities used cash of $1,673 in the three months ended March 31,
2009 which is due to the use of short term bank credit.

On March 10, 2008, our board of directors, or the Board, approved the entry of the Company into a convertible debt transaction with our director, Mr. Shimon
Citron. In fiscal 2008 the loan and interest owed were repaid and as of March
31, 2009 there was no debt related to the loan described above.

OUTLOOK

Our current cash (after giving effect to our sale of assets to Playtech) may not be sufficient to meet our anticipated requirements for the next 12 months. We believe that our future growth will depend upon the successful closing of the
Netplay Transfer Agreement, under which we are entitled to receive a consideration of (pound)1,000,000, equivalent to 4,266,667 of Netplay shares, the results of the license agreement with Playtech, and the successful closing of our multi-player blackjack intellectual property agreement under which we are entitled to receive 80% of a consideration of $250,000 and the possible revenue share. We will also seek to leverage our wholly owned subsidiary, Gaming
Ventures plc, that is registered with the Securities and Exchange Commission under the Exchange Act, by either an outright sale or by incorporating new activities which shall generate revenues. There can be no assurance that acceptable financing to fund our ongoing operations can be obtained on suitable terms, if at all. If we are unable to obtain the financing necessary to support our operations, we may be unable to continue as a going concern. In that event, we may be forced to cease operations and our stockholders could lose their entire investment in our company.

ITEM 4T. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, our Chief Executive Officer and our Chief Financial Officer, of the
effectiveness of our disclosure controls and procedures as defined in Rule
13a-15(e) of the Exchange Act. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information is accumulated and communicated to our management, including our Chief Executive
Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on that evaluation and the material weakness described below, management concluded that we did not maintain effective disclosure controls and procedures as of March 31, 2009. Our management has identified control deficiencies regarding a lack of segregation of duties, an insufficient qualification and training of employees, and a need for stronger internal control environment. Our management believes that these deficiencies, which in the aggregate constitute a material weakness, are due to the small size of our staff, exacerbated by the resignations of our CEO and CFO in 2007. The
Board took action to replace these positions during 2008; however, our small size continues to make it challenging to maintain adequate controls due to the potential costs of remediating our other deficiencies.

The ineffectiveness of disclosure controls and procedures as of March 31, 2009 stemmed in large part from several significant changes of the Company's executive officers, discontinued operations and personnel cutbacks. Although we continue to strive to provide improved disclosure controls and procedures in the future, in the interim, these changes cause control deficiencies, which in the aggregate resulted in a material weakness.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There has been no change in our internal control over financial reporting during the first quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                          PART II - OTHER INFORMATION

ITEM 6. EXHIBITS.

10.1 Business Sale Agreement, dated April 7, 2009, by Two Way Media Limited, Two
     Way Gaming Limited and Netplay TV, plc.

10.2 Settlement and Termination Agreement, dated April 6, 2009, by Virgin Media
     Television Limited, Two Way Media Limited, Two Way Gaming Limited and Two
     Way Media Holdings Limited.

10.3 Orderly Market Agreement, dated April 6, 2009, between Win Gaming Media,
     Inc., Netplay TV, plc and Panmure Gordon & Co.

10.4 Intellectual Property and Technology Purchase Agreement, dated April 13,
     2009 (incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 16, 2009).

*    31.1 Rule 13a-14(a) Certification of Principal Executive Officer.

*    31.2 Rule 13a-14(a) Certification of Principal Financial Officer.

**   32.1 Certification of Principal Executive Officer Pursuant to 18 U.S.C.
     Section 1350.

**   32.2 Certification of Principal Financial Officer Pursuant to 18 U.S.C.
     Section 1350.

----------------

* Filed herewith

** Furnished herewith.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                                                        WIN GAMING MEDIA, INC.

Dated: May 13, 2009                                     By: /s/ Shimon Citron
                                                        ---------------------
                                                        Shimon Citron
                                                        Chief Executive Officer

                                        9