Form 10-Q
period 2009-06-30
Win Gaming Media, Inc.
filed 2009-08-14
CIK 1175442

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

                  For the quarterly period ended June 30, 2009

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

                             Yes [_]   No [X]

The number of shares outstanding of the registrant's Common Stock, $0.001 par value, was 32,319,031 as of July 20, 2009.

                                TABLE OF CONTENTS

                                                                            PAGE
--------------------------------------------------------------------------------

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                             WIN GAMING MEDIA, INC.
                             AND IT'S SUBSIDIARIES

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                               AS OF JUNE 30, 2009

                                 IN U.S. DOLLARS

                                    UNAUDITED

                                      INDEX

                                                                       PAGE
                                                                  -------------

Consolidated Balance Sheets                                       F - 2 - F - 3

Consolidated Statements of Operations                                 F - 4

Consolidated Statements of Cash Flows                                 F - 5

Notes to Consolidated Financial Statements                        F - 6 - F - 11

WIN GAMING MEDIA, INC. AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
U.S. DOLLARS

                                                          JUNE 30,         DECEMBER 31
                                                         ----------        ----------
                                                            2009              2008
                                                         ----------        ----------
                                                          UNAUDITED         AUDITED
                                                         ----------        ----------

ASSETS

 CURRENT ASSETS:
   Cash and cash equivalents                             $  174,960        $  529,130
   Trade receivables                                         38,289            37,783
   Other accounts receivable and prepaid expenses            90,938            99,485
                                                         ----------        ----------

 TOTAL current assets                                       304,187           666,398
                                                         ----------        ----------

 MARKETABLE SECURITIES                                    1,855,669                 -
                                                         ----------        ----------

 SEVERANCE PAY FUND                                          11,171            11,171
                                                         ----------        ----------

 PROPERTY AND EQUIPMENT, NET                                    315             2,736
                                                         ==========        ==========

 Total assets                                            $2,171,342        $  680,305
                                                         ==========        ==========

The accompanying notes are an integral part of the consolidated financial statements.

                                     F - 2

WIN GAMING MEDIA, INC. AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
U.S. DOLLARS

                                                                                            JUNE 30,           DECEMBER 31
                                                                                          ------------         ------------
                                                                                             2009                 2008
                                                                                          ------------         ------------
                                                                                           UNAUDITED             AUDITED
                                                                                          ------------         ------------

    LIABILITIES AND EQUITY (DEFICIENCY)

CURRENT LIABILITIES:

  Short-term bank credit                                                                  $      4,362         $      7,343
  Payables                                                                                      76,930               91,469
  Accrued expenses and other liabilities                                                       213,802              238,254
                                                                                          ------------         ------------

TOTAL current liabilities                                                                      295,094              337,066
                                                                                          ------------         ------------

  Call option                                                                                  219,225              219,225
  Accrued Severance pay                                                                         37,149               37,149
                                                                                          ------------         ------------

TOTAL Long term liabilities                                                                    256,374              256,374
                                                                                          ------------         ------------

TOTAL liabilities                                                                              551,468              593,440
                                                                                          ------------         ------------

COMMITMENTS AND CONTINGENT LIABILITIES                                                                                    -

INVESTMENT IN AFFILIATED COMPANY                                                               676,191              562,148

STOCKHOLDERS' DEFICIENCY :
  Common stock of $ 0.001 par value:
  Authorized: 75,000,000 shares at June 30, 2009 and December 31, 2008; Issued and
    outstanding: 32,319,031 shares at June 30, 2009 and December 31,2008, respectively          32,319               32,319
  Additional paid-in capital                                                                17,355,892           17,310,892
  Accumulated other comprehensive income (loss)                                                332,943               (8,047)
  Accumulated deficit                                                                      (16,807,471)         (17,810,447)
  Non controlling interest                                                                      30,000                    -
                                                                                          ------------         ------------

TOTAL equity (deficiency)                                                                      943,683             (475,283)
                                                                                          ============         ============

TOTAL liabilities and equity                                                              $  2,171,342         $    680,305
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

                                     F - 3

WIN GAMING MEDIA, INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
U.S. DOLLARS (EXCEPT SHARE DATA)

                                                                   SIX MONTHS ENDED                       THREE MONTHS ENDED
                                                                       JUNE 30,                                JUNE 30,
                                                           -------------------------------         -------------------------------
                                                              2009                2008                2009                 2008
                                                           -----------         -----------         -----------         -----------
                                                                      UNAUDITED                               UNAUDITED
                                                           -------------------------------         -------------------------------

 Revenues :

   Revenues from software applications                     $    59,734         $   257,815         $    27,787         $   128,581
   Revenues from services to affiliated company                      -             729,175                   -             346,921
                                                           -----------         -----------         -----------         -----------
 Total Revenues                                                 59,734             986,990              27,787             475,502

 Cost of revenues                                              265,957             774,096             106,196             340,669
                                                           -----------         -----------         -----------         -----------
 Gross profit (loss)                                          (206,223)            212,894             (78,409)            134,833

 Operating expenses:
   Research and development                                          -             102,648                   -              70,037
   Selling and marketing                                             -              23,105                   -               3,844
   Gain on sale of intellectual property                      (150,000)                  -            (150,000)                  -
   General and administrative                                  261,792              46,729             163,118              31,040
                                                           -----------         -----------         -----------         -----------
 Total operating expenses                                      111,792             172,482              13,118             104,921
                                                           -----------         -----------         -----------         -----------

 Operating (loss) income                                      (318,015)             40,412             (91,527)             29,912

 Financial expenses, net                                        14,480             159,969              11,623             108,180
 Other income                                                1,514,680                   -           1,514,680                   -
                                                           -----------         -----------         -----------         -----------

 Net income (loss) before taxes on income                    1,182,185            (119,557)          1,411,530             (78,268)
 Taxes on income                                               (35,163)                  -                   -                   -
                                                           -----------         -----------         -----------         -----------
                                                             1,147,022            (119,557)          1,411,530             (78,268)
 Equity in losses of affiliated company                        114,046             932,470              85,863             471,992
                                                           -----------         -----------         -----------         -----------
 Net income (loss) from continuing operations                1,032,976          (1,052,027)          1,325,667            (550,260)
 Net loss from discontinued operations, net                          -              30,378                   -              30,378
                                                           -----------         -----------         -----------         -----------
 Net income (loss)                                         $ 1,032,976         $(1,082,405)        $ 1,325,667         $  (580,638)
 Net income attributable to non controlling interest            30,000                   -              30,000                   -
                                                           -----------         -----------         -----------         -----------
 Net income (loss) attributable to the company             $ 1,002,976         $(1,082,405)        $ 1,295,667         $  (580,638)
                                                           ===========         ===========         ===========         ===========

 Basic and diluted net income (loss) per share
      from continuing operations                           $      0.03         $     (0.03)        $      0.04         $     (0.01)
 Basic and diluted net loss per share from
     discontinued operations                                         -                   -                   -                   -
                                                           -----------         -----------         -----------         -----------
Total Basic and diluted net income (loss) per share        $      0.03         $     (0.03)        $      0.04         $     (0.01)
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

                                     F - 4

WIN GAMING MEDIA, INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
U.S. DOLLARS

                                                                       SIX MONTHS ENDED                     THREE MONTHS ENDED
                                                                           JUNE 30,                              JUNE 30,
                                                               ------------------------------        ------------------------------
                                                                  2009                2008              2009                2008
                                                               -----------         ----------        -----------         ----------
                                                                          UNAUDITED                             UNAUDITED
                                                               ------------------------------        ------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                            $ 1,002,976        $(1,082,405)         1,295,667        $  (580,638)
  Adjustments required to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization                                    2,420            211,086              2,210             78,007
    Decrease (increase) in trade and other accounts
       receivable prepaid expenses, and related parties              8,041           (616,038)           (53,235)          (340,371)
    Stock-based compensation                                        45,000             51,960             20,184              1,133
    Increase (decrease) in trade payables                          (14,420)            (2,394)            (6,646)            13,114
    Decrease in employees and payroll accruals                           -           (121,072)                 -            (12,777)
    Increase (decrease) in accrued expenses and other
       liabilities                                                 (24,572)             2,004            (23,097)             4,324
    Change in value of convertible debt, net                             -             40,076                  -             40,076
    Gain on sale of intellectual property                         (150,000)                             (150,000)
    Accrued severance pay, net                                           -              2,119                  -                  -
    Equity in losses of affiliated company                         114,046            997,473             85,863            536,995
    Capital gain on sale of property and equipment                       -            (40,350)                 -                  -
    Impairment of discontinued assets                                    -             27,856                  -             27,856
    Capital gain from selling IP in affiliated company          (1,514,680)                 -         (1,514,680)                 -
    Non controlling interest in subsidiaries                        30,000                  -             30,000                  -
                                                               -----------        -----------        -----------        -----------
Net cash used in operating activities                             (501,189)          (529,685)          (313,734)          (232,281)
                                                               -----------        -----------        -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of property and equipment                           -             65,000                  -                  -
  Proceeds from sale of intellectual property                      150,000                  -            150,000                  -
                                                               -----------        -----------        -----------        -----------
Net cash provided by investing activities                          150,000             65,000            150,000                  -
                                                               -----------        -----------        -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of convertible debt  and warrants, net                        -            336,574                  -            235,285
  Short-term bank credit, net                                       (2,981)                 -             (1,308)                 -
                                                               -----------        -----------        -----------        -----------
Net cash provided (used in) by financing activities                 (2,981)           336,574             (1,308)           235,285
                                                               -----------        -----------        -----------        -----------
Effect of exchange rate changes on cash and cash
  equivalents                                                            -               (971)                 -                  -
                                                               -----------        -----------        -----------        -----------

Decrease in cash and cash equivalents                             (354,170)          (129,082)          (165,042)             3,004
Cash and cash equivalents at the beginning of the period           529,130            147,046            340,002             14,960
                                                               -----------        -----------        -----------        -----------
Cash and cash equivalents at the end of the period             $   174,960        $    17,964        $   174,960        $    17,964

NON-CASH TRANSACTION

Portion of selling fixed assets allocated to related
parties                                                                  -             65,000                  -                  -
                                                               ===========        ===========        ===========        ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
  Cash paid during the period for:
  Interest                                                     $        28        $       168        $        19        $         -
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

NOTE 1: GENERAL:

     A.   Win Gaming Media, Inc. (formerly known as Zone4Play Inc.) ("the
          Company") was incorporated under the laws of the State of Nevada on
          April 23, 2002 as Old Goat Enterprises, Inc. On February 1, 2004, the
          Company acquired Zone4Play, Inc. ("Zone4Play (Delaware))" (see c.
          below), which was incorporated under the laws of the State of Delaware on April 2, 2001, and subsequently changed the Company's name to
          Zone4Play, Inc., a Nevada corporation. As a result from the transactions, detailed in Note 1 B and C the Company provides only software and technology that support fixed odds games. Effective May
          1, 2008 the Company changed its name to Win Gaming Media, Inc., and on
          June 20, 2008, the Company's trading symbol was changed to WGMI.OB. On
          August 6, 2008, the Company's wholly owned subsidiary Win Gaming Media
          (Israel) Ltd. (formerly MixTV Ltd.) sold its entire intellectual property to Playtech Software Limited.

          The Company conducts its operations and business with and through its subsidiaries (1) Win Gaming Media, Inc. (Delaware) (formerly Zone4Play
          (Delaware)), (2) Win Gaming Media Israel Ltd. (formerly MixTV Ltd.), and (3) Gaming Ventures Plc, a company incorporated in the Isle of Man
          (see note 1e). Our other subsidiaries specified herein are either not active or under dissolution (1) Zone4Play Limited, an Israeli corporation incorporated in July 2001, which was engaged in research and development and marketing of our applications, and (2) Zone4Play
          (UK) Limited, a United Kingdom corporation, incorporated in November
          2002, which was engaged in marketing of our applications.

          The Company is focused on the business of offering technology servicing the interactive gaming industry through third parties. Our software provides and supports play-for-fun and play-for-real (i.e., play-for-money) interactive games. As a result of the transactions that are detailed in Note 1 B and C, we currently provide only software and technology that support fixed odds games. In addition, we no longer offer any gaming applications development work and are currently trying to leverage our wholly owned subsidiary Gaming
          Ventures plc, that is registered with the Securities and Exchange
          Commission under the Securities Exchange Act of 1934, as amended, or the Exchange Act, by either an outright sale or by incorporating new activities which shall generate revenue.

          The Company's shares are currently traded on the OTC Bulletin Board under the trading symbol WGMI.OB (formerly ZFPI.OB).

     B.   On April 7, 2009, TWG, an affiliate of which the Company is a 50%
          shareholder, and Two Way Media ("TWM"), the other 50% shareholder of
          TWG (TWG and TWM, the "Sellers"), entered into an agreement (the
          "Netplay Transfer Agreement"), with Netplay TV Plc ("Netplay"). The
          Netplay Transfer Agreement includes the transfer of Challenge
          Jackpot's approximately 16,000 registered players, their account balances and the equipment to run the business. The consideration for the sale of the Challenge Jackpot business was (pound)2,000,000, the vast majority of the consideration was attributable to the database allowing business continuity for the Challenge Jackpot customers. The consideration was paid in newly issued ordinary shares of Netplay.

          At the closing, Netplay issued 8,533,333 shares of its ordinary shares to TWG, which shares were admitted to trading on May 21, 2009 on the
          London Stock Exchange plc's market known as AIM. Of these shares,
          4,266,666 shares have been transferred to the Company and deposited with Panmure Gordon & Co., to be sold by it during the first year from the closing, as it shall reasonably require with a view to maintain an orderly market in the shares of Netplay. In addition, the
          Sellers and Netplay have agreed that Netplay will assist the Sellers with the operation that TWG continue to own, including the online casino, WinnerChannel.com, and a gambling service business (the
          "Teletext Business") which is marketed and distributed by Teletext
          Limited.

                                     F - 6

WIN GAMING MEDIA, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS

NOTE 1: GENERAL (CONT.):

     B.   (CONT.):

          For these services, Netplay will be entitled to 20% of all net profits, arising from the operation of the WinnerChannel.com and the
          Teletext Business and the Sellers will be entitled to 80% of such profits, to split equally between the Sellers.

          The Sellers and Virgin Media Television Limited, or Virgin, entered into a Termination and Settlement Agreement under which, on the closing date of the Netplay Transfer Agreement and subject to receipt by Virgin from Netplay of an initial payment, Virgin agreed to terminate the brand license agreement, the production agreement and all guarantees with TWG in connection with the operation of the
          Challenge Jackpot and to irrevocably waive and release all claims that
          Virgin may have towards TWG and, mainly the liability for paying minimum guarantee fees to Virgin.

          In addition, the Sellers and Virgin agreed that, the guarantee for the unpaid players' balances of TWG will be removed by September 30, 2009 or earlier upon the grant of a gaming license to Netplay. Both the
          Company and TWM were liable in equal parts for their above mentioned guarantees. Currently, the Company's share of 50% in both the minimum guarantee fees towards Virgin and the sum of the players' balance matches its prior investment amount in TWG.

          As a result from the transaction the Company received from TWG
          NetPlay's 4,266,666 shares. The Company recorded the acceptance of the shares as other income on the closing date. The shares are presented as available for sale marketable securities and recorded at fair value.

     C.   On April 13, 2009, RNG Gaming Limited ("RNG"), an indirect 80%-owned subsidiary of the Company, entered into an Intellectual Property and
          Technology Purchase Agreement (the "Agreement") under which RNG agreed to sell to an unaffiliated party and a leading online gaming software provider, substantially all of its multiplayer Blackjack tournament software platform, including its related intellectual property, for consideration of a total amount of $250,000 and a 3% share of buyer's
          Blackjack revenue (as defined in the Agreement) each year for the first 3 years from the date in which the buyer launches full commercial use of the Blackjack game, and 2% of buyer's Blackjack revenue thereafter for an unlimited duration. The transaction closed on April 16, 2009. Of the total consideration, $150,000 was used to offset the Company's indebtedness to the buyer regarding previous services that the buyer provided the Company, and the remaining amount of $100,000 is to be deposited in escrow until the buyer has confirmed that the software platform has been integrated into and modified to fit buyer's systems. The revenue share is to be divided 80% to a wholly owned subsidiary of the Company and 20% to the partner. In addition to the provisions above, RNG (directly or through an affiliate thereof, including the Company) has an option to enter into a software license agreement with the buyer for the receipt of a non-exclusive license to use the software platform included in the purchased assets, for the sole purpose of providing a "Play For Fun"
          services, in consideration of a revenue share of 15% payable to the buyer and at RNG's request. In addition, RNG and the buyer will enter into negotiations for the licensing by RNG of other multiplayer tournament products developed by buyer on the basis of the software platform included in the purchased assets for "Play For Fun" services.
          Following the closing of the transaction, RNG (and its parent company, and wholly-owned subsidiary of the Company, Gaming Ventures Plc) had no material assets. The selling of the intellectual property by RNG was recorded as operating income in the amount of $150,000 based on the cash received until the balance sheet date.

                                     F - 7

WIN GAMING MEDIA, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS

NOTE 1: GENERAL (CONT.):

     D.   Concentration of risk that may have a significant impact on the
          Company: The Company derived approximately 100% of its revenues in the six and three months ended June 30, 2009 from 2 major customers (see
          Note 4).

NOTE 2: BASIS OF PRESENTATION:

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
     Operating results for the six and three months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the
     Company's Annual Report on Form 10-K for the year ended December 31, 2008.

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

NOTE 3: SIGNIFICANT ACCOUNTING POLICIES:

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

     C.   The Company accounts for investments in marketable securities in accordance with Statement of Financial Accounting Standards ("SFAS")
          No. 115 "Accounting for Certain Investments in Debt and Equity
          Securities".

          Management determines the appropriate classification of its investments at the time of purchase and reevaluates such
          determinations at each balance sheet date.

          All marketable securities are reported at fair value based on quoted market and classified as available for-sale. Available for sale securities are carried at fair value, with the unrealized gains and losses, reported in "accumulated other comprehensive income (loss)" in equity.

     D.   Accounting for stock-based compensation

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

     D.   (CONT.):

          The following table shows the total stock-based compensation charge included in the Consolidated Statement of Operations:

                                                    SIX MONTHS ENDED          THREE MONTHS ENDED
                                                        JUNE 30,                   JUNE 30,
                                                 ---------------------       ---------------------
                                                   2009         2008          2009          2008
                                               (UNAUDITED)   (UNAUDITED)   (UNAUDITED)   (UNAUDITED)
                                                 -------       -------       -------       -------

Research and development expenses (income)       $     -       $29,144       $     -       $  (148)
Sales and marketing expenses                           -         9,530             -         1,032
General and administrative expenses               45,000        13,286        20,184           249
                                                 -------       -------       -------       -------
Total                                            $45,000       $51,960       $20,184       $ 1,133
                                                 =======       =======       =======       =======

          The fair value for these options was estimated at the grant date using a Black-Scholes option pricing model as allowed under SFAS 123R.

          A summary of the Company's share option activity to employees and directors, and related information is as follows:

                                                            SIX MONTHS ENDED JUNE 30,
                                             ----------------------------------------------------
                                                        2009                       2008
                                             ------------------------    ------------------------
                                                      UNAUDITED                  UNAUDITED
                                             ------------------------    ------------------------
                                                             WEIGHTED                     WEIGHTED
                                                             AVERAGE                      AVERAGE
                                               NUMBER        EXERCISE      NUMBER        EXERCISE
                                            OF OPTIONS        PRICE      OF OPTIONS        PRICE
                                             ---------      ---------    ---------       ---------
                                                                $                            $
                                                            ---------                    ---------

Outstanding at the beginning of
  the year                                   7,511,379           0.57    3,950,965            0.98

Granted                                              -              -            -               -
Forfeited                                            -              -     (324,586)           0.58
                                             ---------      ---------    ---------       ---------

Outstanding at the end of the
  quarter                                    7,511,379           0.57    3,626,379            1.02
                                             =========      =========    =========       =========

Options exercisable at the end of
  the quarter                                6,129,980           0.68    3,532,292            1.00
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

                        SIX MONTHS ENDED
                            JUNE 30,
                    -----------------------
                      2009            2008
                    --------       --------
                         TOTAL REVENUES
                    -----------------------

Alderney            $      -       $729,175
Australia                  -        175,000
United States         59,734         82,815
                    --------       --------
                    $ 59,734       $986,990
                    ========       ========

     B.   Major customer data as a percentage of total revenues:

                                         SIX MONTHS ENDED
                                             JUNE 30,
                                        ------------------
                                          2009      2008
                                        --------  --------

Customer A (an affiliate company)              -        74%
                                        ========  ========
Customer B                                     -        18%
                                        ========  ========
Customer C                                    92%        *)
                                        ========  ========
Customer D                                     8%        -
                                        ========  ========

          *)   Represents an amount lower than 10%.

                                     F - 10

WIN GAMING MEDIA, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS

NOTE 5: RECENTLY ADOPTED ACCOUNTING STANDARDS

     Recently Issued Accounting Standards: In June 2009, the Financial
     Accounting Standards Board ("FASB") issued .SFAS No. 168, The FASB
     Accounting Standards Codification and the Hierarchy of Generally Accepted
     Accounting Principles. SFAS No. 168 establishes the FASB Accounting
     Standards Codification ("Codification") as the single source of authoritative U.S. generally accepted accounting principles (U.S. GAAP)
     recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. SFAS No.
     168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. As the
     Codification does not change current GAAP, the Company does not expect the adoption of SFAS No. 168 will affect the Company's consolidated financial position, results of operations or cash flows.

     On May 28, 2009, the FASB issued SFAS No. 165-Subsequent Events ("SFAS No.
     165"). SFAS No. 165 provides guidance on management's assessment of subsequent events and requires additional disclosure about the timing of management's assessment of subsequent events. SFAS No. 165 does not significantly change the accounting requirements for the reporting of subsequent events. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009. The Company adopted SFAS No.
     165 as of June 30, 2009 and the adoption of this standard did not materially impact the Company's financial position, results of operations, changes in net assets or disclosures in the financial statements.

                                     F - 11

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS.

FORWARD LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements.
Forward-looking statements include our statements regarding our goals, beliefs, strategies, objectives, plans, including product and service developments, future financial conditions, results or projections or current expectations. For example, when we discuss our funding and growth plans and opportunities, including our expectation that our cash, together with our Netplay shares, should be sufficient to meet our anticipated requirements for the next 12 months, we are using a forward looking statement. In some cases, you can identify forward-looking statements by terminology such as "may," "will,"
"should," "expect," "plan," "anticipate," "believe," "estimate," "predict,"
"potential" or "continue," the negative of such terms, or other comparable terminology. These statements are subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those contemplated by the forward-looking statements.
The business and operations of Win Gaming Media, Inc., or the Company, are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this report. Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect our business is described in Part I, Item 1A, "Risk Factors" of our Annual
Report on Form 10-K for the fiscal year ended December 31, 2008. Readers are also urged to carefully review and consider the various disclosures we have made in this report.

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

RECENT DEVELOPMENTS

On April 7, 2009, Two Way Gaming Limited, or TWG, 50% owned by us and 50% owned by Two Way Media Limited, or TWM (we refer to TWG and TWM as the Sellers), entered into an agreement, or the Netplay Transfer Agreement, with Netplay TV plc, or Netplay. The NetPlay Transfer Agreement provides for the transfer by the
Sellers of certain gaming services, known as Challenge Jackpot, or CJ, and the transfer of about 16,000 registered players of Challenge Jackpot, an interactive game application provided to Virgin Media Television Limited, or Virgin, their account balances and the equipment required for running such business. The transaction closed on May 21, 2009, following the approval thereof by Netplay's shareholders on May 11, 2009, the completion of the agreement between Netplay and Virgin for the assignment of the agreement dated June 2008, between TWG and
Virgin and the payment of UK(pound) 200,000 from TWG to Virgin. At the closing,
Netplay issued 8,533,333 shares of its ordinary shares to TWG, which shares were admitted to trading on May 21, 2009 on the London Stock Exchange plc's market known as AIM. Of these shares, 4,266,666 shares have been transferred to us and deposited with Panmure Gordon & Co., to be sold by the latter during the first year from the closing, as it shall reasonably require with a view to maintaining an orderly market in the shares of Netplay.

In addition, the Sellers and Netplay have agreed that Netplay will assist the
Sellers with the operation of the online casino, WinnerChannel.com, and a gambling service business, or the Teletext Business, which is marketed and distributed by Teletext Limited under an agreement between TWM, Teletext Limited and St Minver Limited. For these services, Netplay will be entitled to 20% of all net profits, arising from the operation of the WinnerChannel.com and the
Teletext Business and the Sellers will be entitled to 80% of such profits, to split equally between the Sellers.

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

On April 13, 2009, RNG Gaming Limited, or RNG, our indirect 80%-owned subsidiary entered into an Intellectual Property and Technology Purchase Agreement under which RNG agreed to sell to an unaffiliated party and a leading online gaming software provider, substantially all of its multiplayer Blackjack tournament software platform, including its related intellectual property, for consideration of a total amount of $250,000 and a 3% share of buyer's Blackjack revenue (as defined in such agreement) each year for the first 3 years from the date in which the buyer launches full commercial use of the Blackjack game, and
2% of buyer's Blackjack revenue thereafter for an unlimited duration. The transaction closed on April 16, 2009. Of the total consideration, $150,000 was used to offset our indebtedness to the buyer, and the remaining amount of
$100,000 is to be deposited in escrow until the buyer confirms that the software platform has been integrated into and modified to fit buyer's systems. $50,000 of the $100,000 will be paid by RNG (guaranteed by our company) to our partner in RNG within 12 months from the date of the agreement, even if such amount is not released from the escrow account. The revenue share is to be divided 80% to a wholly owned subsidiary of us and 20% to the partner.

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

As a result of these transactions, we currently provide only software and technology that support fixed odds games. In addition, we no longer offer any gaming applications development work and are currently trying to leverage our wholly-owned subsidiary Gaming Ventures plc, that is registered with the
Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, or the Exchange Act, by either an outright sale or by incorporating new activities which shall generate revenue.

In the course of our operation, we have sustained operating losses and expect such losses to continue in the foreseeable future. To date, we have not generated sufficient revenues to achieve profitable operations or positive cash flow from operations. As of June 30, 2009, we had an accumulated deficit of
$16,807,471. There is no assurance that profitable operations, if ever achieved, will be sustained on a continuing basis. During the six and three months ended
June 30, 2009, we derived 100% of our revenues from two major customers -
Cablevision and Lodgenet.

To control expenses we are managed by a Chief Executive Officer, who is engaged on a part time basis and an external Chief Financial Officer. All services provided by the foregoing are rendered to us on an outsourced contractual basis and we have no employees on our payroll.

RESULTS OF OPERATIONS - THREE AND SIX MONTHS ENDED JUNE 30, 2009 COMPARED TO SIX
AND THREE MONTHS ENDED JUNE 30, 2008.

REVENUES AND COST OF REVENUES

In the six and three months ended June 30, 2009, we generated revenues only from our software applications. We did not generate any income from equity revenues from Win Gaming Media, Inc., Delaware, or from our wholly-owned subsidiary, Win
Gaming Media (Israel) Ltd., formerly known as MixTV Ltd. Further, we did not recognize revenue from our affiliated company TWG, due to our failure to meet the criteria in accordance with Statement of Position 97-2, Software Revenue
Recognition, that collectability is probable. As a result, our revenues for the three months ended June 30, 2009 decreased by 94.1% to $27,787 from $475,502 for the three months ended June 30, 2008. Total revenues for the six months ended
June 30, 2009 decreased by 93.8% to $59,734 from $986,990 for the six months ended June 30, 2008.

Cost of revenues for the three months ended June 30, 2009 decreased by 68.9% to
$106,196 from $340,669 for the three months ended June 30, 2008. Cost of revenues for the six months ended June 30, 2009 decreased by 65.6% to $265,957 from $774,096 for the six months ended June 30, 2009. This decrease is mainly due to the decrease of expenses following the sale of the intellectual property and technology of our wholly-owned subsidiary WGMI which were accompanied by the transfer and the layoff of all of our employees.

RESEARCH AND DEVELOPMENT

Research and development expenses for the three months ended June 30, 2009 decreased by 100% to $0 from $70,037 for the three months ended June 30, 2008.
Research and development expenses for the six months ended June 30, 2009 decreased by 100% to $0 from $102,648 for the six months ended June 30, 2008.
The decreases are primarily attributable to the transfer and layoff of employees following the sale of the intellectual property and technology of WGMI, no general and administrative expenses currently being allocated to the research and development department as a result of the transfer and lay off of employees, and no stock based compensation due to headcount reduction.

SALES AND MARKETING

Sales and marketing expenses for the three months ended June 30, 2009 decreased by 100% to $0 from $3,844 for the three months ended June 30, 2008. Sales and marketing expenses for the six months ended June 30, 2009 decreased by 100% to
$0 from $23,105 for the six months ended June 30, 2009. The decreases in sales and marketing expenses are primarily attributable to the transfer and layoff of employees, no stock based compensation, no general and administrative expenses currently being allocated to marketing and sales as a result of the transfer and lay off of employees, and to a decrease of travel expenses.

GENERAL AND ADMINISTRATIVE

General and administrative expenses for the three months ended June 30, 2009 increased by 425% to $163,118 from $31,040 for the three months ended June 30,
2008. General and administrative expenses for the six months ended June 30, 2009 increased by 460% to $261,792 from $46,729 for the six months ended June 30,
2008. The increases in general and administrative expenses are primarily attributable to the change in allocating general and administrative expenses.
During the three and the six months ended June 30, 2009 none of the general and administrative expenses were allocated to other expenses, while during the three and the six months ended June 30, 2008, some of the general and administrative expenses were allocated to research and development expenses and to sales and marketing expenses.

OTHER INCOME

Other income for the three and six months ended June 30, 2009 increased by 100%
to $1,514,680 from $0 for the three and the six months ended June 30, 2008. The other income for the three and the six months ended June 30, 2009 is due to the acceptance of 4,266,666 Netplay shares, valued and recorded at $1.5 million.

NET INCOME

Net income attributable to the company for the three months ended June 30, 2009 was $1,295,667 compared to a net loss of $580,638 for the three months ended
June 30, 2008. Net income attributable to the company for the six months ended
June 30, 2009 was $1,002,976 compared to a net loss of $1,082,405. Net income per share from operations for the three months ended June 30, 2009 was $0.04 as compared to a net loss per share of $0.01 for the three months ended June 30,
2008. Net income per share from operations for the six months ended June 30,
2009 was $0.03 as compared to a net loss of $0.03 for the six months ended June
30, 2008. The net income for the three and the six month periods ended June 30,
2009 is primarily attributable to the Netplay transfer agreement in which the
Company received 4,266,666 Netplay shares valued at $1.5 million. Our weighted average number of shares of common stock used in computing basic and diluted net income per share for the three and six months ended June 30, 2009 and net loss per share for the three and six months ended June 30, 2008 was 32,319,031.

EQUITY LOSSES OF AFFILIATED COMPANY

Equity losses for the three months ended June 30, 2009 decreased by 81.8% to
$85,863 from $471,992 for the three months ended June 30, 2008. Equity losses for the six months ended June 30, 2009 decreased by 87.8% to $114,046 from
$932,470 for the six months ended June 30, 2008. The decrease in equity losses is primarily attributable to the change in valuation of the investment to match our share of 50% in the sum of (1) the total liability of TWG for paying minimum guarantee fees to Virgin and (2) the liability of TWG for players' balances. The change in the total amount of the said liabilities is recorded as equity losses.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2009, our total current assets were $304,187 and the total current liabilities were $295,094. On June 30, 2009, we had an accumulated deficit of $16,807,471. We currently finance our operations through sale of assets and revenues from services. We had working capital of $9,093 on June 30,
2009 compared with a working capital of $329,332 on December 31, 2008. Cash and cash equivalents on June 30, 2009 were $174,960, a decrease of $354,170 from the
$529,130 reported on December 31, 2008. The decrease in cash is primarily attributable to our cost of operation. As a result of the proceeds received from the sale of our CJ gaming service to Netplay and the closing of the agreement with Netplay, we expect to be able to finance our operations for the next 12 months assuming a market for the sale of our Netplay shares will continue to exist.

Operating activities used cash of $501,189 in the six months ended June 30,
2009. Cash used by operating activities in the six months ended June 30, 2009 results primarily from a loss of operation of $318,015, a $14,420 decrease in trade payables, a $24,572 decrease in accrued expenses and other liabilities offset by $114,046 in equity losses of an affiliated company.

Investing activity provided in the six months ended June 30, 2009 amounted to
$150,000 resulted from the BJ operation conducted in RNG.

Financing activities used cash of $2,981 in the six months ended June 30, 2009 which is due to the use of short-term bank credit.

OUTLOOK

Our current cash, together with our Netplay shares, should be sufficient to meet our anticipated requirements for the next 12 months. We are currently evaluating various business opportunities that can be integrated into our company and help it grow. We are also seeking to leverage our wholly owned subsidiary, Gaming
Ventures PLC that is registered with the Securities and Exchange Commission under the Exchange Act, by either an outright sale or by incorporating new activities which shall generate revenues. There is no assurance that our efforts will be successful.

ITEM 4T.  CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, our Chief Executive Officer and our Chief Financial Officer, of the
effectiveness of our disclosure controls and procedures as defined in Rule
13a-15(e) of the Exchange Act. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information is accumulated and communicated to our management, including our Chief Executive
Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on that evaluation and the material weakness described below, management concluded that we did not maintain effective disclosure controls and procedures as of June 30, 2009. Our management has identified control deficiencies regarding a lack of segregation of duties, an insufficient qualification and training of employees, and a need for stronger internal control environment. Our management believes that these deficiencies, which in the aggregate constitute a material weakness, are due to the small size of our staff, which makes it challenging to maintain adequate controls.

The ineffectiveness of disclosure controls and procedures as of June 30, 2009 stemmed in large part from several significant changes in the Company's executive officers, discontinued operations and personnel cutbacks. Although we continue to strive to provide improved disclosure controls and procedures in the future, in the interim, these changes have caused control deficiencies, which in the aggregate resulted in a material weakness.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There has been no change in our internal control over financial reporting during the second quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS.

*31.1   Rule 13a-14(a) Certification of Principal Executive Officer.

*31.2   Rule 13a-14(a) Certification of Principal Financial Officer.

**32.1  Certification of Principal Executive Officer Pursuant to 18 U.S.C.
        Section 1350.

**32.2  Certification of Principal Financial Officer Pursuant to 18 U.S.C.
        Section 1350.

------------------

* Filed herewith

** Furnished herewith.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                                                        WIN GAMING MEDIA, INC.

Dated: August 14, 2009                                  By: /s/ Shimon Citron
                                                        ---------------------
                                                        Shimon Citron
                                                        Chief Executive Officer