Form 10-Q
period 2009-09-30
Win Gaming Media, Inc.
filed 2009-11-06
CIK 1175442

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

                For the quarterly period ended September 30, 2009

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
       incorporation or organization)

                   65 IGAL ALON STREET, TEL AVIV 67443, ISRAEL
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

                               Yes [_]     No [X]

The number of shares outstanding of the registrant's Common Stock, $0.001 par value, was 32,319,031 as of October 20, 2009.

                                TABLE OF CONTENTS

                                                                                                            PAGE
                                                                                                          ---------
PART I - FINANCIAL INFORMATION:

     Item 1.   Consolidated Balance Sheets (Unaudited)                                                    F-2 - F-3

               Consolidated Statements of Operations (Unaudited)                                             F-4

               Consolidated Statements of Cash Flows (Unaudited)                                             F-5

               Notes to Consolidated Financial Statements (Unaudited)                                     F-6 - F-11

     Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations          3

     Item 4T.  Controls and Procedures                                                                        8

PART II - OTHER INFORMATION:                                                                                  9

     Item 6.   Exhibits                                                                                       9

SIGNATURES                                                                                                   10

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                             WIN GAMING MEDIA, INC.
                              AND IT'S SUBSIDIARIES

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                            AS OF SEPTEMBER 30, 2009

                                 IN U.S. DOLLARS

                                    UNAUDITED

                                      INDEX

                                                                        PAGE
                                                                      ---------

Consolidated Balance Sheets                                           F-2 - F-3

Consolidated Statements of Operations                                    F-4

Consolidated Statements of Cash Flows                                    F-5

Notes to Consolidated Financial Statements                            F-6 - F-11

WIN GAMING MEDIA, INC. AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
U.S. DOLLARS

                                                        SEPTEMBER 30,      DECEMBER 31
                                                         ----------        ----------
                                                            2009             2008
                                                         ----------        ----------
                                                         UNAUDITED          AUDITED
                                                         ----------        ----------
ASSETS

 CURRENT ASSETS:
   Cash and cash equivalents                             $  476,390        $  529,130
   Trade receivables                                        103,611            37,783
   Other accounts receivable and prepaid expenses            62,583            99,485
                                                         ----------        ----------

 TOTAL current assets                                       642,584           666,398
                                                         ----------        ----------

 MARKETABLE SECURITIES                                    1,424,357                 -
                                                         ----------        ----------

 SEVERANCE PAY FUND                                               -            11,171
                                                         ----------        ----------

 PROPERTY AND EQUIPMENT, NET                                    315             2,736
                                                         ==========        ==========

 Total assets                                            $2,067,256        $  680,305
                                                         ==========        ==========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL
STATEMENTS.

                                     F - 2

WIN GAMING MEDIA, INC. AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
U.S. DOLLARS

                                                                                    SEPTEMBER 30,        DECEMBER 31
                                                                                    ------------         ------------
                                                                                       2009                  2008
                                                                                    ------------         ------------
                                                                                     UNAUDITED             AUDITED
                                                                                    ------------         ------------
    LIABILITIES AND EQUITY (DEFICIENCY)

CURRENT LIABILITIES:

  Short-term bank credit                                                            $      1,964         $      7,343
  Accounts payables                                                                            -               91,469
  Accrued expenses and other liabilities                                                  93,728              238,254
                                                                                    ------------         ------------

TOTAL current liabilities                                                                 95,692              337,066
                                                                                    ------------         ------------

  Call option                                                                            213,654              219,225
  Accrued Severance pay                                                                        -               37,149
                                                                                    ------------         ------------

TOTAL Long term liabilities                                                              213,654              256,374
                                                                                    ------------         ------------

TOTAL liabilities                                                                        309,346              593,440
                                                                                    ------------         ------------

COMMITMENTS AND CONTINGENT LIABILITIES                                                         -                    -

INVESTMENT IN AFFILIATED COMPANY                                                         604,917              562,148

STOCKHOLDERS' EQUITY (DEFICIENCY):
  Common stock of $ 0.001 par value:
  Authorized: 75,000,000 shares at September 30, 2009 and December 31, 2008;
    Issued and outstanding: 32,319,031 shares at September 30, 2009 and
    December 31,2008, respectively                                                        32,319               32,319
  Additional paid-in capital                                                          17,381,893           17,310,892
  Accumulated other comprehensive income (loss)                                          313,371               (8,047)
  Accumulated deficit                                                                (16,574,590)         (17,810,447)
                                                                                    ------------         ------------

TOTAL equity (deficiency)                                                              1,152,993             (475,283)
                                                                                    ============         ============

TOTAL liabilities and equity                                                        $  2,067,256         $    680,305
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

                                     F - 3

WIN GAMING MEDIA, INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
U.S. DOLLARS (EXCEPT SHARE DATA)

                                                                    NINE MONTHS ENDED                THREE MONTHS ENDED
                                                                      SEPTEMBER 30,                     SEPTEMBER 30,
                                                            ---------------------------------   ---------------------------------
                                                                2009                 2008           2009                  2008
                                                            ------------         ------------   ------------         ------------
                                                                        UNAUDITED                          UNAUDITED
                                                            ---------------------------------   ---------------------------------

 Revenues:
   Revenues from software applications                      $    447,970         $    330,371   $    388,236         $     72,556
   Revenues from services to affiliated company                        -              729,175              -                    -
                                                            ------------         ------------   ------------         ------------
 Total Revenues                                                  447,970            1,059,546        388,236               72,556

 Cost of revenues                                                499,290            1,128,463        233,333              354,367
                                                            ------------         ------------   ------------         ------------
 Gross profit (loss)                                             (51,320)             (68,917)       154,903             (281,811)

 Operating expenses:
   Research and development                                            -              161,849              -               59,201
   Selling and marketing                                               -               29,410              -                6,304
   Waiver of a debt to supplier                                 (120,441)                   -       (120,441)                   -
   Gain on sale of intellectual property                        (250,000)                   -       (100,000)                   -
   General and administrative                                    527,657              347,314        265,865              300,586
                                                            ------------         ------------   ------------         ------------
 Total operating expenses                                        157,216              538,573         45,424              366,091
                                                            ------------         ------------   ------------         ------------

 Operating (loss) income                                        (208,536)            (607,490)       109,479             (647,662)

 Financial income (expenses), net                                 57,645             (406,762)        72,125             (246,793)
 Other income                                                  1,514,680            1,690,488              -            1,690,488
                                                            ------------         ------------   ------------         ------------

 Net income before taxes on income                             1,363,789              676,236        181,604              796,033
 Taxes on income                                                  35,163                    -              -                    -
                                                            ------------         ------------   ------------         ------------
                                                               1,328,626              676,236        181,604              796,033
 Equity in profits (losses) of affiliated company                (42,769)          (1,181,114)        71,277             (248,644)
                                                            ------------         ------------   ------------         ------------
 Net income (loss) from continuing operations                  1,285,857             (504,878)       252,881              547,389
 Net loss from discontinued operations, net                            -                8,439              -               21,939
                                                            ------------         ------------   ------------         ------------
 Net income (loss)                                          $  1,285,857         $   (513,317)  $    252,881         $    569,328
 Net income attributable to non controlling interest              50,000                    -         20,000                    -
                                                            ------------         ------------   ------------         ------------
 Net income (loss) attributable to the company              $  1,235,857         $   (513,317)  $    232,881         $    569,328
                                                            ============         ============   ============         ============
 Basic and diluted net income (loss) per share
      from continuing operations                            $       0.04         $      (0.02)  $       0.01         $       0.02
 Basic and diluted net loss per share from
     discontinued operations                                $          -         $          -   $          -         $          -
                                                            ------------         ------------   ------------         ------------

Total Basic and diluted net income (loss) per share         $       0.04         $      (0.02)  $       0.01         $       0.02
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

                                     F - 4

WIN GAMING MEDIA, INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
U.S. DOLLARS

                                                                       NINE MONTHS ENDED               THREE MONTHS ENDED
                                                                         SEPTEMBER 30,                    SEPTEMBER 30,
                                                                -------------------------------   -------------------------------
                                                                   2009                2008           2009                2008
                                                                -----------         -----------   -----------         -----------
                                                                          UNAUDITED                   UNAUDITED
                                                                -------------------------------   -------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) attributable to the company                 $ 1,235,857         $  (513,317)  $   232,881         $   569,328
  Adjustments required to reconcile net loss to net cash
    used in operating activities:
    Capital gain from available for sale                           (151,890)                  -      (151,890)                  -
    Decrease in call option value                                    (5,571)                           (5,571)
    Depreciation and amortization                                     2,420             205,068             -              (6,019)
    Decrease (increase) in trade and other accounts
       receivable prepaid expenses, and related parties             (28,926)           (385,580)      (36,967)            165,455
    Stock-based compensation                                         71,001             111,670        26,001              59,710
    Increase (decrease) in trade payables                           (91,469)            (57,087)      (76,930)            (54,693)
    Decrease in employees and payroll accruals                            -            (233,411)            -            (112,343)
    Increase (decrease) in accrued expenses and other
       liabilities                                                 (144,524)            217,133      (150,071)            215,129
    Change in value of convertible debt, net                              -             124,020             -              83,944
    Accrued severance pay, net                                      (25,978)              2,119       (25,978)                  -
    Equity in losses of affiliated company                           42,769           1,181,114       (71,277)            248,644
    Capital gain on sale of property and equipment                        -             (96,189)            -             (56,078)
    Impairment of discontinued assets                                     -              27,856             -                   -
    Capital gain from selling IP in affiliated company           (1,514,680)         (1,690,488)            -          (1,690,488)
                                                                -----------         -----------   -----------         -----------
Net cash used in operating activities                              (610,991)         (1,107,096)     (259,802)           (577,441)
                                                                -----------         -----------   -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of marketable securities                       563,630                   -       563,630                   -
  Proceeds from sale of property and equipment                            -              70,960             -               5,960
  Proceeds from sale of intellectual property                             -           1,250,000             -           1,250,000
                                                                -----------         -----------   -----------         -----------
Net cash provided by investing activities                           563,630           1,320,960       563,630           1,255,960
                                                                -----------         -----------   -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of convertible debt  and warrants, net                         -             550,000             -             213,426
  Redemption of convertible note                                          -            (550,000)            -            (550,000)
  Short-term bank credit, net                                        (5,379)                  -        (2,398)                  -
                                                                -----------         -----------   -----------         -----------
Net cash used in  by financing activities                            (5,379)                  -        (2,398)           (336,574)
                                                                -----------         -----------   -----------         -----------

Effect of exchange rate changes on cash and cash
  equivalents                                                             -                (971)            -                   -
                                                                -----------         -----------   -----------         -----------

Increase (decrease) in cash and cash equivalents                    (52,740)            212,893       301,430             341,975
Cash and cash equivalents at the beginning of the period            529,130             147,046       174,960              17,964
                                                                -----------         -----------   -----------         -----------
Cash and cash equivalents at the end of the period              $   476,390         $   359,939   $   476,390         $   359,939
                                                                ===========         ===========   ===========         ===========

      SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
  Cash paid during the period for:
  Interest                                                      $        45         $       168   $        17         $    (1,139)
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
--------------------------------------------------------------------------------
U.S. DOLLARS

NOTE 1: GENERAL:

     A.   Win Gaming Media, Inc. (formerly known as Zone4Play Inc.) ("the
          Company") was incorporated under the laws of the State of Nevada on
          April 23, 2002 as Old Goat Enterprises, Inc. On February 1, 2004, the
          Company acquired Zone4Play, Inc. ("Zone4Play (Delaware))", which was incorporated under the laws of the State of Delaware on April 2, 2001, and subsequently changed the Company's name to Zone4Play, Inc., a
          Nevada corporation.Effective May 1, 2008 the Company changed its name to Win Gaming Media, Inc., and on June 20, 2008, the Company's trading symbol was changed to WGMI.OB. On August 6, 2008, the Company's wholly owned subsidiary Win Gaming Media (Israel) Ltd. (formerly MixTV Ltd.)
          sold its entire intellectual property to Playtech Software Limited.

          The Company conducts its operations and business with and through its subsidiaries (1) Win Gaming Media, Inc. (Delaware) (formerly Zone4Play
          (Delaware)), and (2) Gaming Ventures Plc, a company incorporated in the Isle of Man. Our other subsidiaries specified herein are either not active or under dissolution (1) Zone4Play Limited, an Israeli corporation incorporated in July 2001, which was engaged in research and development and marketing of our applications, (2)Win Gaming Media
          Israel Ltd, (formerly MixTV Ltd.) which sold its entire intellectual property to Playtech Software Limited. in 2008 and (3) Zone4Play (UK)
          Limited, a United Kingdom corporation, incorporated in November 2002, which was engaged in marketing of our applications.

          The Company is engaged in the business of supporting interactive gaming technology through third parties. Its software provides and supports play-for-fun and play-for-real (i.e., play-for-money)
          interactive games. The Company no longer offers any gaming applications development work and is currently trying to leverage its wholly owned subsidiary Gaming Ventures plc, that is registered with the Securities and Exchange Commission under the Securities Exchange
          Act of 1934, as amended, or the Exchange Act, by either an outright sale or by incorporating new activities which will generate revenue.

          The Company's shares are currently traded on the OTC Bulletin Board under the trading symbol WGMI.OB (formerly ZFPI.OB).

          In accordance with Accounting Standards Codification ("ASC") 855,
          "Subsequent Events", ("ASC 855"), originally issued as Statement of
          Financial Accounting Standards ("SFAS") No. 165, we evaluated subsequent events through the date and time our condensed consolidated financial statements are issued.

     B.   On April 7, 2009, Two Way Gaming Limited ("TWG"), an affiliate of which the Company is a 50% shareholder, and Two Way Media ("TWM"), the other 50% shareholder of TWG (TWG and TWM, the "Sellers"), entered into an agreement (the "Netplay Transfer Agreement"), with Netplay TV
          Plc ("Netplay"). The Netplay Transfer Agreement includes the transfer of Challenge Jackpot's approximately 16,000 registered players, their account balances and the equipment to run the business. The consideration for the sale of the Challenge Jackpot business was
          (pound)2,000,000, the vast majority of the consideration was attributable to the database allowing business continuity for the
          Challenge Jackpot customers. The consideration was paid in newly issued ordinary shares of Netplay.

          At the closing, Netplay issued 8,533,333 shares of its ordinary shares to TWG, which shares were admitted to trading on May 21, 2009 on the
          London Stock Exchange plc's market known as AIM. Of these shares,
          4,266,666 shares (50%) have been transferred to the Company. During the third quarter of 2009 the Company sold 1,300,000 shares of Netplay for a total amount of GBP 355,925, equivalent to approximately
          $563,630.

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

          The guarantee for the unpaid players' balances of TWG will be removed by December 31, 2009 or earlier upon the grant of a gaming license to
          Netplay. Both the Company and TWM were liable in equal parts for their above mentioned guarantees. Currently, the Company's share of 50% in both the minimum guarantee fees towards Virgin and the sum of the players' balance matches its prior investment amount in TWG.

          As a result from the transaction the Company received from TWG
          4,266,666 shares of Netplay. The Company recorded the acceptance of the shares as other income at the closing. The shares are presented as available for sale marketable securities since there are certain limitations regarding the selling of the shares in the free market.
          The shares are recorded at fair value.

          In addition, one of the Company's main shareholders and its Chief
          Executive Officer, Mr. Shimon Citron has a call option that would permit him to exercise 15% of the shares allocated to the Company based on the shareholders' agreement of TWG, and in return for Mr.
          Citron's consent to grant TWG unlimited right to use the
          Winnerchannel.com domain, which Mr. Citron owns. The call option is recorded at fair value.

     C.   On April 13, 2009, RNG Gaming Limited ("RNG"), an indirect 80%-owned subsidiary of the Company, entered into an Intellectual Property and
          Technology Purchase Agreement (the "Agreement") under which RNG agreed to sell to an unaffiliated party and a leading online gaming software provider, substantially all of its multiplayer Blackjack tournament software platform, including its related intellectual property, for consideration of a total amount of $250,000 and a 3% share of buyer's
          Blackjack revenue (as defined in the Agreement) each year for the first 3 years from the date in which the buyer launches full commercial use of the Blackjack game, and 2% of buyer's Blackjack revenue thereafter for an unlimited duration. The transaction closed on April 16, 2009. The total consideration was used to offset the
          Company's indebtedness to the buyer. The revenue share is to be divided 80% to a wholly owned subsidiary of the Company and 20% to the partner. $50,000 of the $250,000 will be paid by the Company to the
          Company's partner in RNG within 12 months from the date of the
          Agreement. The amount is recorded as current liability.

     D.   Concentration of risk that may have a significant impact on the
          Company:

          The Company derived approximately 100% of its revenues in the nine and three months ended September 30, 2009 from 3 major customers (see Note
          4).

                                     F - 7

WIN GAMING MEDIA, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS

NOTE 2: BASIS OF PRESENTATION:

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form
     10-Q.Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments including non-recurring adjustments attributable to reorganization and severance and impairment considered necessary for a fair presentation have been included.
     Operating results for the nine and three months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31,
     2008.

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

     C.   The Company accounts for investments in marketable securities in accordance with SFAS No. 115 "Accounting for Certain Investments in
          Debt and Equity Securities" codified into FASB ASC 320. All marketable securities are reported at fair value based on quoted market and classified as available for-sale. Available for sale securities are carried at fair value, with the unrealized gains and losses, reported in "accumulated other comprehensive income (loss)" in equity.

     D.   Accounting for stock-based compensation

          Effective January 1, 2006, the Company adopted the provisions of SFAS
          No. 123 (revised 2004) ("SFAS 123R"), "Share-Based Payment,", codified into FASB ASC 718, and Staff Accounting Bulletin No. 110 ("SAB 110"),
          which was issued in March 2005 by the SEC. SFAS 123R addresses the accounting for share-based payment transactions in which the Company obtains employee services in exchange for equity instruments of the
          Company. This statement requires that employee equity awards be accounted for using the grant-date fair value method. SAB 110 provides supplemental implementation guidance on SFAS 123R, including guidance on valuation methods, classification of compensation expense, income statement effects, disclosures and other issues.

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

                                                     NINE MONTHS ENDED               THREE MONTHS ENDED
                                                        SEPTEMBER 30,                  SEPTEMBER 30,
                                                  ------------------------        ------------------------
                                                    2009            2008            2009             2008
                                                 (UNAUDITED)    (UNAUDITED)     (UNAUDITED)      (UNAUDITED)
                                                  --------        --------        --------        --------

Research and development expenses (income)        $      -        $ 54,925        $      -        $ 24,601
Sales and marketing expenses                             -          15,585               -           7,235
General and administrative expenses                 71,001          41,160          26,001          27,874
                                                  --------        --------        --------        --------
Total                                             $ 71,001        $111,670        $ 26,001        $ 59,710
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

                                                      NINE MONTHS ENDED SEPTEMBER 30,
                                         ----------------------------------------------------------
                                                    2009                          2008
                                         ----------------------------    --------------------------
                                                  UNAUDITED                     UNAUDITED
                                         ----------------------------    --------------------------
                                                            WEIGHTED                      WEIGHTED
                                                             AVERAGE                      AVERAGE
                                           NUMBER           EXERCISE       NUMBER         EXERCISE
                                         OF OPTIONS           PRICE      OF OPTIONS         PRICE
                                         ----------        ----------    ----------      ----------
                                                               $                              $
                                                           ----------                    ----------

Outstanding at the beginning of
  the year                                7,511,379              0.57     3,950,965            0.98

Granted                                           -                 -     2,400,000            0.06
Forfeited                                         -                 -      (324,586)           0.58
                                         ----------        ----------    ----------      ----------

Outstanding at the end of the
  quarter                                 7,511,379              0.57     6,026,379            0.82
                                         ==========        ==========    ==========      ==========

Options exercisable at the end of
  the quarter                             6,129,980              0.68     3,532,292            1.00
                                         ==========        ==========    ==========      ==========

                                     F - 9

WIN GAMING MEDIA, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS

NOTE 4: SEGMENTS, CUSTOMERS AND GEOGRAPHIC INFORMATION

     Summary information about geographic areas:

     The Company manages its business on the basis of one reportable segment
     (see Note 1 for a brief description of the Company's business) and follows the requirements of SFAS No. 131, "Disclosures about Segments of an
     Enterprise and Related Information" codified into FASB ASC 280.

     A.   The following is a summary of operations within geographic areas, based on the location of the customers:

                           NINE MONTHS ENDED
                             SEPTEMBER 30,
                      ----------------------------
                         2009              2008
                      ----------        ----------
                             TOTAL REVENUES
                      ----------------------------

Alderney              $        -        $  729,175
United Kingdom           360,950                 -
Australia                      -           175,000
United States             87,020           155,371
                      ----------        ----------
                      $  447,970        $1,059,546
                      ==========        ==========

     B.   Major customer data as a percentage of total revenues:

                                         NINE MONTHS ENDED
                                           SEPTEMBER 30,
                                         ------------------
                                          2009       2008
                                         -------    -------

Customer A (an affiliate company)              -         69%
                                         =======    =======
Customer B                                     -         16%
                                         =======    =======
Customer C                                    34%        *)
                                         =======    =======
Customer D                                     7%         -
                                         =======    =======
Customer E                                    59%         -
                                         =======    =======

          *)   Represents an amount lower than 10%.

                                     F - 10

WIN GAMING MEDIA, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS

NOTE 5: RECENTLY ADOPTED ACCOUNTING STANDARDS

     In June 2009, the Financial Accounting Standards Board ("FASB") issued
     .SFAS No. 168 codified into FASB ASC 105, The FASB Accounting Standards
     Codification and the Hierarchy of Generally Accepted Accounting Principles.
     SFAS No. 168 establishes the FASB Accounting Standards Codification
     ("Codification") as the single source of authoritative U.S. generally accepted accounting principles (U.S. GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the
     SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. SFAS No. 168 and the
     Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. As the Codification does not change current GAAP, the adoption of SFAS No. 168 did not materially impact the Company's consolidated financial position, results of operations or cash flows.

     On May 28, 2009, the FASB issued SFAS No. 165--Subsequent Events ("SFAS No.
     165") codified into FASB ASC 855. SFAS No. 165 provides guidance on management's assessment of subsequent events and requires additional disclosure about the timing of management's assessment of subsequent events. SFAS No. 165 does not significantly change the accounting requirements for the reporting of subsequent events. SFAS No. 165 is effective for interim or annual financial periods ending after June 15,
     2009. The Company adopted SFAS No. 165 as of June 30, 2009 and the adoption of this standard did not materially impact the Company's financial position, results of operations, changes in net assets or disclosures in the financial statements.

     In October 2009, the FASB issued Accounting Standards Update ("ASU")
     2009-13, which amends ASC Topic 605, Revenue Recognition ("ASC 605"), to require companies to allocate revenue in multiple-element arrangements based on an element's estimated selling price if vendor-specific or other third-party evidence of value is not available. ASU 2009-13 is effective beginning January 1, 2011. Earlier application is permitted. The Company does not expect that the update of ASC 605 will affect the Company's consolidated financial position, results of operations or cash flows.

     In September 2009, the FASB ratified final Emerging Issues Task Force
     ("EITF") Issue 08-01, Revenue Arrangements with Multiple Deliverables
     ("EITF 08-01"). EITF 08-01 supersedes EITF 00-21, primarily codified into
     ASU No. 2009-13, and was issued in response to practice concerns related to the accounting for revenue arrangements with multiple deliverables under
     EITF 00-21. EITF 08-1 applies to all deliverables in contractual arrangements in all industries in which a vendor will perform multiple revenue-generating activities, except when some or all deliverables in a multiple deliverable arrangement are within the scope of other revenue recognition guidance. EITF 08-1 is effective for fiscal years beginning after June 15, 2010. The effects of the adoption, if any, of EITF 08-1 on our consolidated financial position, results of operations and cash flows, is not expected to be material.

     In September 2009, the FASB ratified final EITF 09-3, Software Revenue
     Recognition. Entities that sell tangible products containing both hardware elements and software elements that are currently within the scope of AICPA
     Statement of Position ("SOP") Number 97-2, Revenue Recognition for Software
     Products with Multiple Deliverables, ("SOP 97-2"), primarily codified into
     ASU 2009-14("EITF 09-3"). This Issue would amend EITF 03-05, Applicability of SOP 97-2 to Non-Software Deliverables in an Arrangement Containing
     More-Than-Incidental Software, primarily codified into ASC 985-605, to exclude from their scope all tangible products containing both software and no software components that function together to deliver the product's essential functionality. EITF 09-3 is effective for fiscal years beginning after June 15, 2010. The effects of the adoption, if any, of EITF 09-3 on our consolidated financial position, results of operations and cash flows, is not expected to be material.

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

We are a company engaged in the business of supporting interactive gaming technology through third parties. Our software provides and supports play-for-fun and play-for-real (i.e., play-for-money) interactive games.

RECENT DEVELOPMENTS

On April 7, 2009, Two Way Gaming Limited, or TWG, 50% owned by us and 50% owned by Two Way Media Limited, or TWM (we refer to TWG and TWM as the Sellers), entered into an agreement, or the Netplay Transfer Agreement, with Netplay TV plc, or Netplay. The NetPlay Transfer Agreement provides for the transfer by the
Sellers of certain gaming services, known as Challenge Jackpot, and the transfer of about 16,000 registered players of Challenge Jackpot, an interactive game application provided to Virgin Media Television Limited, or Virgin, their account balances and the equipment required for running such business. The transaction closed on May 21, 2009, following the approval thereof by Netplay's shareholders on May 11, 2009, the completion of the agreement between Netplay and Virgin for the assignment of the agreement dated June 2008, between TWG and
Virgin and the payment of GBP 200,000 from TWG to Virgin. At the closing,
Netplay issued 8,533,333 shares of its ordinary shares to TWG, which shares were admitted to trading on May 21, 2009 on the London Stock Exchange plc's market known as AIM. Of these shares, 4,266,666 shares have been transferred to us and deposited with Panmure Gordon & Co to be sold by the latter during the first year from the closing, as it shall reasonably require with a view to maintaining an orderly market in the shares of Netplay. During the third quarter of 2009 we sold 1,300,000 shares of Netplay for a total amount of GBP 355,925, equivalent to approximately $563,630. Our Chief Executive Officer, Shimon Citron, who is
also one of our main shareholders, has a call option that would permit him to exercise 15% of the shares allocated to the Company based on the shareholders'
agreement of TWG, and in return for Mr. Citron's consent to grant TWG unlimited right to use the Winnerchannel.com domain, which Mr. Citron owns. Accordingly,
Mr. Citron is entitled to receive 7.5% of all the proceeds generated from the sale of a part or all of TWG's assets which is equivalent to 15% of the received shares.

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

On April 7, 2009, the Sellers and Virgin entered into a Termination and
Settlement Agreement under which, on the completion date of the NetPlay Transfer
Agreement and subject to receipt by Virgin from Netplay of an initial payment,
Virgin agreed to terminate the brand license agreement, the production agreement and all guarantees with TWG in connection with the operation of the Challenge
Jackpot and to irrevocably waive and release all claims that Virgin may have towards TWG and, mainly the liability for paying minimum guarantee fees to
Virgin. Such waiver and release by Virgin will take effect upon the integration of the Challenge Jackpot with the Playtech back office system.

As a result of these transactions our remaining interest in TWG includes the support of the Challenge Jackpot service through Playtech and the operation of the Winner Channel and Teletext services through Netplay.

On April 13, 2009, RNG Gaming Limited, or RNG, our indirect 80%-owned subsidiary entered into an Intellectual Property and Technology Purchase Agreement, or the
IP Agreement, under which RNG agreed to sell to an unaffiliated party and a leading online gaming software provider, substantially all of its multiplayer
Blackjack tournament software platform, including its related intellectual property, for consideration of a total amount of $250,000 and a 3% share of buyer's Blackjack revenue (as defined in such agreement) each year for the first
3 years from the date in which the buyer launches full commercial use of the
Blackjack game, and 2% of buyer's Blackjack revenue thereafter for an unlimited duration. The transaction closed on April 16, 2009. The total consideration was used to offset our indebtedness to the buyer. 20% of the total consideration needs to be paid to the 20% shareholder of RNG and we intend to make such payment in two installments within 12 months from the date of the IP Agreement.

Following the sale of all of RNG's assets, RNG has filed for voluntary dissolution with the Companies' registrar of Isle of Man.

In addition, pursuant to the IP Agreement, our Delaware wholly owned subsidiary,
Win Gaming Media, Inc., or WGM Delaware, has an option to enter into a software license agreement with the buyer for the receipt of a non-exclusive license to use the software platform included in the purchased assets, for the sole purpose of providing a "Play For Fun" services, in consideration of a revenue share of
15% payable to the buyer and at our request, we and the buyer will enter into negotiations for the licensing of other multiplayer tournament products developed by buyer on the basis of the software platform included in the purchased assets for "Play For Fun" services.

As a result of these transactions, we no longer offer any gaming applications development work and are currently trying to leverage our wholly-owned subsidiary Gaming Ventures plc, that is registered with the Securities and
Exchange Commission under the Securities Exchange Act of 1934, as amended, or the Exchange Act, by either an outright sale or by incorporating new activities which shall generate revenue.

In the course of our operation, we have sustained operating losses and expect such losses to continue in the foreseeable future. To date, we have not generated sufficient revenues to achieve profitable operations or positive cash flow from operations. As of September 30, 2009, we had an accumulated deficit of
$16,574,590. There is no assurance that profitable operations, if ever achieved, will be sustained on a continuing basis. During the nine and three months ended
September 30, 2009, we derived 100% of our revenues from three major customers.

To control expenses we are managed by a Chief Executive Officer, who is engaged on a part time basis and an external Chief Financial Officer. All services provided by the foregoing are rendered to us on an outsourced contractual basis and we have no employees on our payroll.

RESULTS OF OPERATIONS - THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED
TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008.

REVENUES AND COST OF REVENUES

We generate revenues only from our software applications. Our revenues for the three months ended September 30, 2009 increased by 435% to $388,236 from $72,556 for the three months ended September 30, 2008. The increase is attributed to support services provided by us to Netplay according to the Netplay transfer agreement closing, dated on May 11, 2009. In 2009 we did not recognize revenue from our affiliated company TWG, due to our failure to meet the criteria in accordance with Statement of Position 97-2, Software Revenue Recognition, that collectability is probable. Therefore the total revenues for the nine months ended September 30, 2009 decreased by 58% to $447,970 from $1,059,546 for the nine months ended September 30, 2008.

Cost of revenues for the three months ended September 30, 2009 decreased by 34%
to $233,333 from $354,367 due to the Netplay transfer agreement pursuant to which TWG, our affiliated company, sold the Challenge Jackpot gaming service to
Netplay and started to provide support services through Playtech Software
Limited. ("Playtech"). Cost of revenues for the nine months ended September 30,
2009 decreased by 56% to $499,290 from $1,128,463 for the nine months ended
September 30, 2008. This decrease is mainly due to the decrease of expenses following the sale of the intellectual property and technology of our wholly-owned subsidiary Win Gaming Media (Israel) Ltd. ("WGM Israel"), formerly known as MixTV Ltd. Further, which were accompanied by the transfer and the layoff of all of our employees.

RESEARCH AND DEVELOPMENT

Research and development expenses for the three months ended September 30, 2009 decreased by 100% to $0 from $59,201 for the three months ended September 30,
2008. Research and development expenses for the nine months ended September 30,
2009 decreased by 100% to $0 from $161,849 for the nine months ended September
30, 2008. The decreases are primarily attributable to the transfer and layoff of employees following the sale of the intellectual property and technology of WGM
Israel, no general and administrative expenses currently being allocated to the research and development department as a result of the transfer and lay off of employees, and no stock based compensation due to headcount reduction.

SALES AND MARKETING

Sales and marketing expenses for the three months ended September 30, 2009 decreased by 100% to $0 from $6,304 for the three months ended September 30,
2008. Sales and marketing expenses for the nine months ended September 30, 2009 decreased by 100% to $0 from $29,410 for the nine months ended September 30,
2008. The decreases in sales and marketing expenses are primarily attributable to the transfer and layoff of employees, no stock based compensation, no general and administrative expenses currently being allocated to marketing and sales as a result of the transfer and lay off of employees, and to a decrease of travel expenses.

WAIVER OF A DEBT TO SUPPLIER

On September 30, 2009, we, WGM Israel and Playtech amended the Software License
Agreement and the Intellectual Property Purchase Agreement, both dated August 6,
2008. In the amendment it was agreed to extend the agreements until September
30, 2009. In addition it was agreed that license and service fees to be paid by us for the period from January 1, 2009 until August 31, 2009 will be $400,000 with the balance waived by Playtech. It was also agreed that the said $400,000 license and service fees will be paid by way of a cash payment of $150,000 and the balance through offsetting the payment of $250,000 due from Playtech to our indirect subsidiary, RNG pursuant to the IP Agreement. For the period from
September 1, 2009 until September 30, 2009 the license and service fees was set at $50,000 and was paid by an additional cash payment. The parties agreed that the license and service fees for each additional month of extension commencing on October 1, 2009 will be set at $50,000 per month.

Following the waiver of Playtech of part of the license and service fees, an amount of $120,441 was recorded as operating income in the third quarter.

GENERAL AND ADMINISTRATIVE

General and administrative expenses for the three months ended September 30,
2009 decreased by 12% to $265,865 from $300,586 for the three months ended
September 30, 2008. The decrease in general and administrative expenses for the three months ended September 30, 2009 compared with the three months ended
September 30, 2008 is primarily attributable to the tight expenses and savings control. General and administrative expenses for the nine months ended September
30, 2009 increased by 51% to $527,657 from $347,314 for the nine months ended
September 30, 2008. The increases are primarily attributable to the change in allocation of general and administrative expenses in the previous year to research and development expenses and sales and marketing expenses. During the three and the nine months ended September 30, 2009 none of the general and administrative expenses were allocated to other expenses, while during the three and the nine months ended September 30, 2008, some of the general and administrative expenses were allocated to research and development expenses and to sales and marketing expenses.

OTHER INCOME

Other income for the nine months ended September 30, 2009 summed up to a total of $1,514,680. The other income for the nine months ended September 30, 2009 is due to the acceptance of 4,266,666 Netplay shares, valued and recorded at
1,514,680. Other income of $1,690,488 for the three and the nine months ended
September 30, 2008 is attributable to the capital gain incurred in selling the intellectual property of WGM Israel to Playtech.

NET INCOME ATTRIBUTABLE TO THE COMPANY

Net income attributable to the Company for the three months ended September 30,
2009 was $232,881 compared to a net income of $569,328 for the three months ended September 30, 2008. Net income attributable to the Company for the nine months ended September 30, 2009 was $1,235,857 compared to a net loss of
$513,317 for the nine months ended September 30, 2008. Net income per share from operations for the three months ended September 30, 2009 was $0.01 as compared to a net income per share of $0.02 for the three months ended September 30,
2008. Net income per share from operations for the nine months ended September
30, 2009 was $0.04 as compared to a net loss of $0.02 for the nine months ended
September 30, 2008. The net income for the three and the nine month periods ended September 30, 2009 is primarily attributable to the Netplay transfer agreement in which the Company received 4,266,666 Netplay shares valued at approximately $1.5 million. Our weighted average number of shares of common stock used in computing basic and diluted net income per share for the three and nine months ended September 30, 2009, three months ended September 2008 and net loss per share for nine months ended September 30, 2008 was 32,319,031.

EQUITY LOSSES OF AFFILIATED COMPANY

Equity profits for the three months ended September 30, 2009 changed to a profit of $71,277 compared to a loss of $248,644 for the three months ended September
30, 2008. Equity losses for the nine months ended September 30, 2009 decreased by 96% to $42,769 from $1,181,114 for the nine months ended September 30, 2008.
The change in equity profits or losses is primarily attributable to the change in valuation of the investment to match our share of 50% in the sum of (1) the total liability of TWG for paying minimum guarantee fees to Virgin and (2) the liability of TWG for players' balances. The change in the total amount of such liabilities is recorded as equity profits or losses.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2009, our total current assets were $642,584 and the total current liabilities were $95,692. On September 30, 2009, we had an accumulated deficit of $16,574,590. We currently finance our operations through sale of assets and revenues from services. We had working capital of $546,892 on
September 30, 2009 compared with a working capital of $329,332 on December 31,
2008. Cash and cash equivalents on September 30, 2009 were $476,390, a decrease of $52,740 from the $529,130 reported on December 31, 2008. The decrease in cash is primarily attributable to our cost of operation. As a result of the proceeds received from the sale of our Challenge Jackpot service to Netplay and the closing of the agreement with Netplay, we expect to be able to finance our operations for the next 12 months assuming a market for the sale of our Netplay shares will continue to exist.

Operating activities used cash of $610,991 in the nine months ended September
30, 2009. Cash used by operating activities in the nine months ended September
30, 2009 results primarily from a $91,469 decrease in trade payables, and a
$144,524 decrease in accrued expenses and other liabilities mainly related to closing our liabilities to vendors and the cost of our operations.

Investing activity provided in the nine months ended September 30, 2009 amounted to $563,630 resulted from the selling of marketable securities in the amount of
$563,630.

Financing activities used cash of $5,379 in the nine months ended September 30,
2009 which is due to the use of short-term bank credit.

OUTLOOK

Our current cash, together with our Netplay shares, should be sufficient to meet our anticipated requirements for the next 12 months. We are currently evaluating various business opportunities that can be integrated into our company to help it grow. We are also seeking to leverage our wholly owned subsidiary, Gaming
Ventures plc that is registered with the Securities and Exchange Commission under the Exchange Act, by either an outright sale or by incorporating new activities which will generate revenues. There is no assurance that our efforts will be successful.

ITEM 4T.  CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, our Chief Executive Officer and our Chief Financial Officer, of the
effectiveness of our disclosure controls and procedures as defined in Rule
13a-15(e) of the Exchange Act. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information is accumulated and communicated to our management, including our Chief Executive
Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on that evaluation and the material weakness described below, management concluded that we did not maintain effective disclosure controls and procedures as of September 30, 2009. Our management has identified control deficiencies regarding a lack of segregation of duties, an insufficient qualification and training of employees, and a need for stronger internal control environment. Our management believes that these deficiencies, which in the aggregate constitute a material weakness, are due to the small size of our staff, which makes it challenging to maintain adequate controls.

The ineffectiveness of disclosure controls and procedures as of September 30,
2009 stemmed in large part from several significant changes in the Company's executive officers, discontinued operations and personnel cutbacks. Although we continue to strive to provide improved disclosure controls and procedures in the future, in the interim, these changes have caused control deficiencies, which in the aggregate resulted in a material weakness.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There has been no change in our internal control over financial reporting during the third quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS.

*10.1 Amendment dated September 30, 2009 to Software License Agreement and
      Intellectual Property Purchase Agreement, dated August 6, 2008.

*31.1 Rule 13a-14(a) Certification of Principal Executive Officer.

*31.2 Rule 13a-14(a) Certification of Principal Financial Officer.

**32.1 Certification of Principal Executive Officer Pursuant to 18 U.S.C.
       Section 1350.

**32.2 Certification of Principal Financial Officer Pursuant to 18 U.S.C.
       Section 1350.

----------

* Filed herewith

** Furnished herewith.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                                                WIN GAMING MEDIA, INC.

Dated: November 6, 2009                         By: /s/ Shimon Citron
                                                ---------------------
                                                Shimon Citron
                                                Chief Executive Officer

                                                /s/ Shlomo Zedkia
                                                ---------------------
                                                Shlomo Zedkia
                                                Chief Financial Officer

                                       10