Form 10-K
period 2009-12-31
Win Gaming Media, Inc.
filed 2010-03-25
CIK 1175442

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

                                   (Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
     1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

                                       or

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

            For the transition period from ___________ to __________

                          COMMISSION FILE NO. 000-51255

                             WIN GAMING MEDIA, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                        NEVADA                          98-037121
          (State or other jurisdiction of           (I.R.S. Employer
           incorporation or organization)          Identification No.)

          55 Igal Alon Street, Tel-Aviv, Israel           67891
        (Address of principal executive offices)       (Zip Code)

                Registrant's telephone number: (972)-73-755-4500

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

                             Yes [X]   No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

                             Yes [_]   No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. [X]

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

                             Yes [_]   No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $531,676

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

32,319,031 shares of common stock as of March 8, 2010.

                             WIN GAMING MEDIA, INC.

                                    FORM 10-K
                  (FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009)

PART I

Item 1     Business
Item 1A    Risk Factors                                                        1
Item 1B    Unresolved Staff Comments                                           8
Item 2     Properties                                                         13
Item 3     Legal Proceedings                                                  13
Item 4     [Reserved]                                                         13

PART II

Item 5     Market for Registrant's Common Equity, Related Stockholder Matters
           and Issuer Purchases of Equity Securities                          14
Item 6     Selected Financial Data                                            14
Item 7     Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          14
Item 7A    Quantitative and Qualitative Disclosures About Market Risk         19
Item 8     Financial Statements and Supplementary Data                        19
Item 9     Changes in and Disagreements With Accountants on Accounting
           and Financial Disclosure                                           19
Item 9A(T) Controls and Procedures                                            19
Item 9B    Other Information                                                  20

PART III

Item 10    Directors, Executive Officers and Corporate Governance             21
Item 11    Executive Compensation                                             23
Item 12    Security Ownership of Certain Beneficial Owners and Management
           and Related Stockholder Matters                                    25
Item 13    Certain Relationships and Related Transactions, and Director
           Independence                                                       27
Item 14    Principal Accountant Fees and Services                             28

PART IV

Item 15    Exhibits and Financial Statement Schedules                         29

SIGNATURES

                                      (i)

References in this Annual Report on Form 10-K to the "Company", "we", "us" or
"our" include Win Gaming Media, Inc. and its subsidiaries, unless the context requires otherwise.

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Annual Report on Form 10-K that are not historical facts are "forward-looking statements". Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as "believes," "intends," "plan" "expects," "may," "will,"
"should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. In particular, our statements regarding the potential growth of our markets and business outlook are examples of such forward-looking statements. The forward-looking statements include risks and uncertainties, including, but not limited to, our future growth being dependent upon the success of our new business activity in the field of binary options and other factors, including general economic conditions and regulatory developments, not within our control. The factors discussed herein, including those risks described in Item 1A, and expressed from time to time in our filings with the
Securities and Exchange Commission ("the "SEC") could cause actual results and developments to be materially different from those expressed in or implied by such statements. The forward-looking statements are made only as of the date of this filing, and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

                                      (ii)

                                     PART I

ITEM 1. BUSINESS.

OVERVIEW

We have been engaged in the business of offering technology servicing the interactive gaming industry, mainly through third parties. Our software provided and supported play-for-fun and play-for-real (i.e., play-for-money) interactive games. We had three core solutions to offer to companies that offer play-for-real gaming, namely:

     o    Interactive TV gaming: the provision of software and technology currently supporting fixed odds games.

     o    Multiplayer blackjack tournaments: 24/7 availability of a variety of blackjack tournament games based on a peer-to-peer technology allowing users to compete against each other and not against a casino.

     o    Online gaming: the provision of fixed odds and casino games over the internet.

Following the sale of our entire gaming software assets in 2008 and 2009 our sources of income remain as follows,

a)   Revenue share from Lodgnet Interactive Corporation in the US

b)   Revenue share from Cablevision Systems Corporation in the US

c)   Revenue share and support fees from Netplay TV plc in the UK

d)   Revenue share of a multiplayer blackjack software to be aired by Playtech
     Software Limited in early 2010

In addition, in November 2009 we entered into the binary options business which we launched in March 2010.

We operate solely through our following wholly owned subsidiaries: (a) Win
Gaming Media, Inc., a Delaware company (formerly: Zone 4 Play, Inc.) ("WGMI
DE"); (b) Win Gaming Media (Israel) Ltd., an Israeli company (formerly, MixTV
Ltd.); (c) WGM Services Ltd., a company registered in Cyprus (formerly, Giona
Trading Ltd) ("WGM"); (d) B. Option Ltd., an Israeli corporation ("B. Option");
(e) Gaming Ventures PLC, an Isle of Man company ("Gaming"); (f) Zone4Play (UK)
Ltd., a UK company (filed for dissolution); (g) Zone4Play (Israel) Ltd., an
Israeli company (filed for dissolution); (h) RNG Gaming Ltd., an Isle of Man company ("RNG") (filed for dissolution). Gaming had one wholly owned subsidiary,
Get21 Ltd ("Get21"), which has been wound up in October 2009, and also has an
80% equity interest in RNG which has filed for voluntary dissolution in 2009. We also have a 50% equity interest in TWG (as defined below), a company registered in Alderney.

Our shares of common stock are currently traded on the Over-the-Counter ("OTC")
Bulletin Board under the symbol WGMI.OB.

RECENT DEVELOPMENTS

On July 17, 2006, Gaming entered into an agreement with RNG under which Gaming assigned all of its rights in the multi-player blackjack tournament software
(the "Blackjack Software") to RNG in consideration for all outstanding and issued ordinary shares of RNG. The purpose of RNG was to exploit the Blackjack
Software and related intellectual property and further develop this software and potentially other gaming software. RNG was expected to license its software to third parties in exchange for revenue shares and license fees.

On September 14, 2006, Gaming, RNG, and Golden Palace Limited ("Golden Palace"),
entered into an agreement, which was amended on January 10, 2007, under which
Golden Palace has agreed to invest $600,000 in RNG in return for 20% of the ordinary shares of RNG. On April 13, 2009, RNG entered into an Intellectual
Property and Technology Purchase Agreement, or the IP Agreement, under which RNG agreed to sell to an unaffiliated party and a leading online gaming software provider, substantially all of its multiplayer Blackjack tournament software platform, including its related intellectual property, for consideration of a total amount of $250,000 and a 3% share of buyer's Blackjack revenue (as defined in the IP Agreement) each year for the first 3 years from the date in which the buyer launches full commercial use of the Blackjack game, and 2% of buyer's
Blackjack revenue thereafter for an unlimited duration. The transaction closed on April 16, 2009. The total consideration was used to offset our indebtedness to the buyer. 20% of the total consideration ($50,000) was attributed to Golden
Palace as the 20% shareholder of RNG. In 2009 we paid $30,000 on account and the second installment of $20,000 is scheduled to be paid during 2010.

Following the sale of all of RNG's assets, RNG has filed for voluntary dissolution with the Companies' Registrar of Isle of Man.

On August 4, 2006, Gaming, in connection with an anticipated spin-off of certain assets, filed with the SEC a registration statement on Form 20-F, which is now effective. As a result, Gaming is now a separate reporting entity with the SEC that has the reporting obligations of a foreign private issuer, despite it being our wholly owned subsidiary.

On August 6, 2008, our wholly owned subsidiary Win Gaming Media (Israel) Ltd.
(formerly Mix TV Ltd. ("WGMI Israel"), and Playtech Software Limited, a British
Virgin Islands corporation ("Playtech"), entered into an Intellectual Property and Technology Purchase Agreement under which Playtech agreed to purchase substantially all of the assets of WGMI Israel, including but not limited to
WGMI Israel's intellectual property ("Purchased Assets"), for a total consideration of $1,750,000. As of December 31, 2009 (1) $1,750,000 of cash had been paid by Playtech to WGMI Israel, (2) all of the employees of WGMI Israel were terminated and 7 of them became employees of Playtech and (3) all of the
Purchased Assets were transferred to Playtech. In addition, we and Playtech have entered into a Software License Agreement, under which Playtech granted us a non-exclusive license to use the software products included in the Purchased
Assets for the sole purpose of providing support and maintenance services to
TWG, a company jointly owned by us and Two-Way Media Ltd. As a result of the sale, WGMI Israel no longer offers any gaming applications or development work and currently our efforts are devoted toward the recent launch of our new binary options business.

On November 6, 2007, we and Two Way Media Ltd ("TWM") (collectively, the
"Parties") incorporated a new entity in Alderney bearing the name Two Way Gaming
Limited ("TWG") to conduct all gaming activity undertaken by the Parties on interactive television, mobile telephony, participation television and the internet. Both companies are equal holders of the issued shares of TWG. On the same day, the Parties together with Winner.com (UK) Ltd ("Winner"), agreed to terminate the Interactive Fixed Odds Betting Services Agreement that was signed between them on February 22, 2005, and the Parties have agreed to grant to
Winner an option to purchase directly from us part of our shareholding in TWG equivalent to 7.5% of the TWG's total shares subject to certain events.

On June 20, 2008, TWG signed an agreement with Virgin Media Television
("Virgin"), a leading UK entertainment company, to launch a new TV channel -
Challenge Jackpot. As part of the agreement with Virgin, TWG was liable for a minimum guarantee fee and for the unpaid balance of the players on this channel.

On April 7, 2009, TWG, 50% owned by us and 50% owned by TWM (we refer to TWG and
TWM as the "Sellers"), entered into an agreement, or the Netplay Transfer
Agreement, with Netplay TV plc, or Netplay. The Netplay Transfer Agreement
provided for the transfer by the Sellers of certain gaming services, known as
Challenge Jackpot, and the transfer of about 16,000 registered players of
Challenge Jackpot, an interactive game application provided to Virgin, their account balances and the equipment required for running such business. The transaction closed on May 21, 2009, following the approval thereof by Netplay's shareholders on May 11, 2009, the completion of the agreement between Netplay and Virgin for the assignment of the agreement dated June 2008, between TWG and
Virgin and the payment of GBP 200,000 from TWG to Virgin. At the closing,
Netplay issued 8,533,333 of its ordinary shares to TWG, which shares were admitted to trading on May 21, 2009 on the London Stock Exchange plc's market known as AIM. Of these shares, 4,266,666 shares were transferred to us and deposited with Panmure Gordon & Co to be sold by the latter during the first year from the closing, as it shall reasonably require with a view to maintaining an orderly market for the shares of Netplay. Based on the shareholder's agreement of TWG and in return for Shimon Citron's, our Chief Executive Officer
("Mr. Citron"), consent to grant TWG the unlimited right to use the
Winnerchannel.com domain, which Mr. Citron owns, he was entitled to receive 7.5%
of all the proceeds generated from the sale of a part or all of TWG's assets which is equivalent to 15% of the received shares allocated to the Company. In
2009, Mr.Citron received from the company $286,330 in return for his 15% portion of Netplay's shares.

During 2009 we sold 1,300,000 shares of Netplay for a total amount of $563,631.

On April 7, 2009, the Sellers and Virgin entered into a Termination and
Settlement Agreement (the "Settlement Agreement") under which, on the completion date of the NetPlay Transfer Agreement and following the receipt by Virgin from
Netplay of an initial payment, Virgin agreed to terminate the brand license agreement, the production agreement and all guarantees with TWG in connection with the operation of the Challenge Jackpot and to irrevocably waive and release all claims that Virgin may have towards TWG, including liability for paying minimum guarantee fees to Virgin. The Settlement Agreement was finalized, and the final waiver received, during December 2009. As a result of these transactions we are no longer committed to support the Challenge Jackpot service through Playtech or operate the Winner Channel and Teletext services through
Netplay.

Following the sale of our entire gaming software assets, we now derive our income from revenue sharing arrangements in the interactive gaming industry, through third parties. Our sources of income are as follows:

a)   Revenue share from Lodgnet Interactive Corporation in the US

b)   Revenue share from Cablevision Systems Corporation in the US

c)   Revenue share and support fees from Netplay TV plc in the UK

d)   Revenue share of a multiplayer blackjack software to be aired by Playtech in early 2010

We also expect to receive further income as more of our Netplay shares are sold.

We have been seeking to enter into new business activities in the developing and growing market of online financial instruments. Following a market review of the foreign exchange and binary options industry we have elected to engage in the binary options segment because management is of the opinion that this new and growing industry offers an opportunity for us to become established, and become a leading service provider, in this field. In addition, management believes that a successful operation in the binary options business will enhance our value for the benefit of our shareholders. As a result, on November 18, 2009, our newly formed wholly owned subsidiary WGM signed an agreement with ParagonEX Limited
("November Agreement"), a British Virgin Islands corporation ("ParagonEX"), under which ParagonEX provided to WGM the right to use its web-based platform
(the "Software") which provides online trading of binary options. The Software enables online traders to invest in a wide range of binary options trading on a variety of financial markets around the world in real local time. The proceeds to WGM, after payment of consideration to ParagonEX, will be at least 88% of the net proceeds WGM receives from end users. On February 24, 2010, our additional newly formed wholly owned subsidiary, B. Option, and ParagonEX, entered into an
Agreement (the "Agreement") under which ParagonEX provided to B. Option the right to use its Software. The Agreement includes similar terms to the November
Agreement. The Agreement relates solely to marketing the Software in the Israeli market, and the user interface is in Hebrew. The right to use is non-exclusive, and the Software would be used on B. Option's web-site. In addition, ParagonEX undertook to provide B. Option services and support in connection with the
Software. In principal, the proceeds to B. Option, after payment of consideration to ParagonEX, will be at least 88% of the net proceeds B. Option receives from end users. There are no required minimum payments to ParagonEX under the Agreement, or a minimum investment in marketing by B. Option. Each party to the Agreement may terminate it for convenience upon providing 90 days'
prior notice, but not before the 20th annual anniversary of the date in which B.
Option launched its website that uses the Software.

Both WGM and B. Option are obligated together to invest, in marketing activity of the site, a total amount of $500,000 from the go live date of March 23, 2010;
otherwise a fee of $50,000 is owed to ParagonEX jointly by WGM and B. Option.

As a result, global services of binary options are provided by WGM under the domain www.globaloption.com, and services of binary options for Israelis are provided by B. Option under the domain www.options.co.il.

OUR CURRENT BUSINESS

THE BINARY OPTIONS MARKET

A binary option is a type of option where the payoff is straightforward - it pays back either some fixed amount of some asset or nothing at all. The two main types of binary options are the cash-or-nothing binary option and the asset-or-nothing binary option. The cash-or-nothing binary option pays some fixed amount of cash if the option expires in-the-money while the asset-or-nothing pays the value of the underlying security. Thus, the options are binary in nature because there are only two possible outcomes. They are also called all-or-nothing options, digital options and Fixed Return Options (FROs)
(on the NYSE Amex).

For example, a purchase is made of a binary cash-or-nothing call option on XYZ
Corp's stock struck at $100 with a binary payoff of $1000. Then, if at the future maturity date or time, the stock is trading at or above $100, $1000 is received. If its stock is trading below $100, nothing is received.

EXCHANGE-TRADED BINARY OPTIONS

Binary option contracts have long been available over-the-counter (i.e., sold directly by the issuer to the buyer). They were generally considered "exotic"
instruments and there was no liquid market for trading these instruments between their issuance and expiration. They were often seen embedded in more complex option contracts.

In 2007, the Options Clearing Corporation proposed a rule change to allow binary options, and the SEC approved listing cash-or-nothing binary options in 2008. In
May 2008, the NYSE Amex launched exchange-traded European cash-or-nothing binary options, and the Chicago Board Options Exchange ("CBOE") followed in June 2008.
The standardization of binary options allows them to be exchange-traded with continuous quotations.

NYSE Amex offers binary options on some ETFs (Exchange Traded Funds) and a few highly liquid equities such as Citigroup and Google. NYSE Amex calls binary options "Fixed Return Options"; calls are named "Finish High" and puts are named
"Finish Low". To reduce the threat of market manipulation of single stocks, NYSE
Amex FROs use a "settlement index" defined as a volume-weighted average of trades on the expiration day.

CBOE offers binary options on the S&P 500 and the CBOE Volatility Index. The tickers for these are BSZ and BVZ, respectively. BSZ strikes are at 5-point intervals and BVZ strikes are at 1-point intervals. The actual underlying prices to BSZ and BVZ are based on the opening prices of index basket members.

BINARY OPTIONS - FEATURED BY ONLINE PROVIDERS

Unlike "regular" options that are offered by different exchanges and which are contracts where the investor pays for the right to buy or sell an underlying asset at a given price, an online binary option is a contract where the investor pays for the right to receive a fixed return in case the price of the underlying asset ends up higher or lower than the strike price.

In addition, unlike traditional stock-exchange-offered binary options that pay a fixed amount or nothing only if the option expires in-the-money, online binary options entitle the investor to gain a fixed return, in addition to his investment amount (usually around 65%-71%) if his prediction, either for a higher or lower strike price, has been achieved at the expiration of the underlying asset. If the investor's prediction is not fulfilled, he or she loses between 85%-90% of their investment. For example, if a purchase is made at 10:15
AM of a binary call option on XYZ Corp.'s stock struck at $100 with a binary payoff of 70%, then, if at the expiry time of 11:00 AM the stock is trading above $100, $170 is received. If its stock is trading below $100, only $15 is paid to the investor.

Online binary options usually carry an expiration date, or time, of once every hour, end of business day, end of week or end of month.

ONLINE BINARY OPTIONS MARKET

As of now, online binary options remain a unique and niche product, and for that reason there are still not many brokers or web sites that offer these products as one might compare to FOREX.com (a website dedicated to the trading of foreign exchange rates for pairs of currency, such as U.S. Dollar vs. British Pound or
U.S. Dollar vs. EURO) or stocks.

Amidst this scarcity, listed below are some web sites that offer trading on binary options:

     o    www.etrader.co.il

     o    www.anyoption.com

     o    www.eztrader.com

     o    www.binarixtrading.com

     o    www.traderxp.com

     o    www.nadex.com

     o    www.spotoption.com

     o    www.smartrader.com

DIFFERENT TYPES OF BINARY OPTIONS

Binary options are simple put and call options conditioned by just the price and the expiration date. They refer to conditional scenarios that if they come true, either validate or invalidate the option. The trader knows ahead of his or her investment the amount of the desired payout he or she will get if his conditional scenario proves to be right or his loss if his conditional scenario proves to be wrong.

o    ONE TOUCH

When buying a one-touch option, traders set that if the asset he or she elected to trade on trades at a specified rate (trigger), then he/she will receive a profit at a preset amount. The trader thus knows in advance the extent of his or her potential profit (payout) or loss.

o    NO TOUCH

When buying this type of option, the trader sets that he/she will make a profit
(whose amount he/she sets) if and only if a currency rate does not reach the specified trigger before a specified time. The further away the trigger is from the spot rate, the greater payout potential, since there is greater probability that the currency will not reach the strike rate.

o    DOUBLE ONE TOUCH

With this type of option, traders choose two triggers and set the profit they will make if either one is hit. Usually, double-one-touch options are used when traders expect highly volatile market conditions but don't know what direction the market will take.

o    DOUBLE NO TOUCH

Double no touch options are the opposite of the double one-touch options.
Traders buy them when they expect a range-bound market (a market that fluctuates within a relatively narrow range) with a relatively low volatility. In general, this type of option is profitable during the periods of consolidation that usually follow significant market moves.

Traders often combine various option types to build their option trading strategies. By associating different option types, some traders manage to minimize the risk they are taking. Some even claim to have found infallible methods. Others see it as a simple hedging instrument and use it to secure their funds.

BINARY OPTIONS WEBSITES

We offer investors from around the world the ability to trade on options through
www.globaloption.com and, for Israelis, through www.options.co.il. Specifically, we market our online binary options trading business towards investors who are seeking to realize any profit from their investments within a short period of time. We market to such investors because, in our opinion, our trading platform features a novel venue and a more simple and straightforward method for the realization of immediate returns on investments in the global financial markets.

Investors use WGM's binary options platform to buy either a PUT option or a CALL option. In either case, if the option expires in-the-money, investors receive between a 65% to 71% return on their investment or lose between 85% to 95% of their investment if their option expires out-of-the-money.

In order for investors to start trading, they are required to open an account and provide their exact personal information, a process which is simple and straightforward. Once this phase is complete, investors have an array of methods to make a deposit. They can elect to use their credit card, e-wallet provider or effectuate a bank wire transfer. Credit card and e-wallet deposits are logged immediately as credits in the investors' account and he or she can then proceed to make their investment.

WGM offers an array of underlying assets to invest in. These are:

o    Stock Exchange indices, such as NASDAQ or London's FTSE, Germany's DAX or
     France's CAC.

o    Leading stocks, such as: Coca Cola, Microsoft, Nike etc.

o    Commodities, such as: Oil, Gold or Silver.

o    Currencies pairs, such as: USD/EURO, USD/GBP, USD/YEN etc.

All feeds of the current rates and active assets are provided through
THOMPSON/REUTERS in real time from the different trading exchanges. Investors can not pick underlying assets in a certain exchange that is closed. For example, one can not make an investment on Coca Cola if NASDAQ is either closed or is not yet open.

On the trading page, investors have access to all available assets to choose from, as well as their current trading price, and charts and graphs showing current and previous rates. After selecting the desired assets, investors choose either CALL or PUT, select the amount they wish to invest and the expiration time. Purchasing an option on our sites means that a contract is created which gives the investor the right to buy an underlying asset at a fixed price, within a specified time frame. At this stage, expirations take place every hour by the hour. Investors are prevented from making an investment during the last 10 minutes prior to expiration. At expiry time, the assets' expiration price is displayed on the trading page.

In case the option expired in-the-money, an investors account would be credited with the rate of return as indicated in the original contract. In the same manner, if the option expired out-of-the-money, his or her account would be charged between 85% to 95% of the investment and the balance would remain in his or her account.

Investors are provided with a sophisticated back-office tool, allowing them to monitor their account activity including, among other things: deposits, withdrawals, historical investments and more.

DEPENDENCE ON THREE MAJOR CUSTOMERS

In 2009, we derived 100% of our revenues from three customers: Netplay Tv (84%),
Cablevision System Corporation (13%) and Lodgnet Interactive Corporation (3%).

RESEARCH AND DEVELOPMENT

We invested in research and development $0 in 2009, and $98,981 in 2008.

INTELLECTUAL PROPERTY

We own the following trademarks: Zone4Play(R) is a registered trademark of the
Company in the United States.

GOVERNMENT REGULATION

As a result of the sales of our assets, we are no longer subject to gaming regulation. However, our sources of revenue, such as our revenue share from multiplayer blackjack software, may be affected by such regulation.

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

U.S. REGULATION OF ONLINE BINARY OPTIONS

To the best of our knowledge, there is no clear definitive ruling that either regulates online trading of binary options, finds that such trade would constitute illegal gambling under U.S. federal gambling laws, or requires that such trade would require a certain license. In the absence of such clear and definitive rulings, and because of the fact that the online trading of binary options is unregulated in the U.S., there remains some risk that a contrary result could be reached. As certain of our competitors appear not to have registered their online binary option trading operations with either the SEC, the U.S. Commodities Board of Exchange or other regulatory agency, we intend to proceed without registering with such regulatory agencies. Accordingly, there remains a risk that such regulatory agencies could determine that our failure to register constitutes a violation of applicable laws, rules and regulations and we would be required to register our activities with some or all such regulatory agencies.

Binary options are defined by the CBOE as "contracts that, at expiration, pay out a pre-determined, fixed amount or nothing at all." Certain binary options are traded on the CBOE and other regulated commodities exchanges. Additionally, various privately operated websites offer trading in binary options.
Representative sites include http://www.anyoption.com,
http://www.tradesmarter.com, and http://www.eztrader.com. None of these websites appear to be registered with any regulatory body - either in the U.S. or internationally. Both Anyoption and TradeSmarter seem to operate out of Cyprus while Eztrader does not provide any information as to where it is located. To our knowledge, none of these companies have been prosecuted under U.S. federal or state gambling laws in connection with the binary options trading services their websites offer. WGM considers its websites to compete directly with these and other websites offering online trading of binary options.

NON-U.S. REGULATION OF ONLINE BINARY OPTIONS

Each country in which we operate our online binary options business may have country specific regulations. We will aim to comply with such regulations and rules and will obtain any relevant licenses or regulatory approvals in such countries as are required for the operation of our online binary options business.

ISRAEL REGULATION OF ONLINE BINARY OPTIONS

Online binary options trading is not regulated in Israel and thus is legal. To our knowledge, this unregulated market is about to change due to a proposed bill which is still at the draft stage and has not yet been brought before any of
Israel's parliament financial committees. Israel is home for a very active and developed Foreign Exchange Market (FOREX) and other related financial derivatives, all of which are operated OTC, that is, outside of the established and regulated Tel Aviv Exchange. In some cases, the volume of trade OTC exceeds, by far, the volume of trade on the regulated Tel Aviv Exchange. This high-volume trade is mainly attributed to the fast development of the internet which provides easy and instantaneous access to online trading. The proposed bill would organize and regulate the OTC arena for the benefit of the traders as well as the operators. We estimate, though, that it would take at least 2 years before the bill becomes enacted as law.

COMPETITION

The online binary options industry is young but growing very rapidly. Today, there are still only a small number of websites that feature trading on binary options, some of which have similar product offerings to ours. Our potential competitors are owned by a variety of investors, some which may have greater financial resources than us, which in return, may facilitate better marketing efforts that may consequently lead to higher revenues and a greater market share. We estimate that as this industry matures in the coming months and years, there exists a possibility that more entities may be entering the industry and increase the rate of competition.

Our strategy for the successful marketing and development of our online binary options business, and for promoting our business amongst the aforementioned competition, includes efficient marketing in both online and off-line media channels, affiliate programs, sponsorships and co-operations with leading consumer manufacturers. In addition, marketing will also include Search Engines
Optimization placements of keywords with leading websites such as Google, MSN,
Yahoo and the like.

EMPLOYEES

Our CEO works as a consultant of the Company. We also outsource the services of our CFO and have a consultant for operational matters. Currently, the new binary options business employs four full time employees and plans on hiring more employees to enable its smooth operation and growth.

ITEM 1A. RISKS FACTORS.

Our business involves a high degree of risk, and our securities are highly speculative. Potential investors should carefully consider the risks and uncertainties described below and the other information in this Annual Report on
Form 10-K before deciding whether to invest in shares of our common stock. If any of the following risks actually occur, our business, financial condition, and results of operations could be materially and adversely affected. This could cause the trading price of our common stock to decline, with the loss of part or all of an investment in our common stock.

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

OUR NEW LINE OF BUSINESS IN THE BINARY OPTIONS MARKET MAKES OUR FUTURE SUCCESS
UNCERTAIN.

In 2001, we began our business of developing, commercializing and marketing gaming software and technologies. We have recently entered into a new business in the emerging binary options market. Entering into this new business which is still relatively young and unregulated, makes our success uncertain. In addition, as a result of our switching from developing gaming technologies to offering financial services, it is difficult to accurately forecast our revenues, and we have limited meaningful historical financial data upon which to base planned operating expenses and new business revenue.

WE HAVE INCURRED LOSSES SINCE OUR INCEPTION, AND THERE IS NO ASSURANCE THAT
PROFITABLE OPERATIONS, IF ACHIEVED, CAN BE SUSTAINED.

We have not yet realized a profit, and we do not expect to be profitable in the near future. We cannot assure you that we will ever achieve profitability. At
December 31, 2009, we had an accumulated deficit of $15,996,659. We expect to incur substantial costs that may not be offset by increased revenues. These costs include the following: hiring new staff and investing in marketing of our binary options business.

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

o    technical difficulties with respect to the use of our new binary options platform.

o    adverse regulatory developments in the business of binary options.

WE HAVE FINANCED OUR OPERATIONS PRIMARILY THROUGH THE ISSUANCE OF CONVERTIBLE
DEBT, THE SALE OF EQUITY SECURITIES AND THE SALE OF ASSETS.

Since inception through December 31, 2009, we have incurred a cumulative deficit of $15,996,659. We may need to continue to finance our operations with the sale of equity securities. If we do so, our shareholders will experience dilution to their percentage interest in us, which may be substantial, and the new equity securities may have rights, preferences or privileges senior to those of existing holders of our shares of common stock. If we are unable to obtain future financing by way of the issuance of convertible debt, the sale of equity securities, sale assets or joint ventures in exchange for revenue share, we may have to substantially curtail or cease operations or find a merger partner on terms which, if available at all, may be unfavorable.

OUR INTERNAL CONTROL OVER FINANCIAL REPORTING WAS NOT CONSIDERED EFFECTIVE AS OF
DECEMBER 31, 2009 AND MAY CONTINUE TO BE INEFFECTIVE IN THE FUTURE, WHICH COULD
RESULT IN OUR FINANCIAL STATEMENTS BEING UNRELIABLE, GOVERNMENT INVESTIGATION OR
LOSS OF INVESTOR CONFIDENCE IN OUR FINANCIAL REPORTS.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish an annual report by our management assessing the effectiveness of our internal control over financial reporting. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Management's report as of the end of 2009 identified several material weaknesses and concluded that we did not have effective internal control over financial reporting. Ineffective internal controls can result in errors or other problems in our financial statements. In addition, our internal control over financial reporting has not yet been audited by our independent registered public accounting firm. Even if material weaknesses identified do not cause our financial statements to be unreliable, if we continue to be unable to assert that our internal controls are effective, our investors could still lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline. Failure to maintain effective internal control over financial reporting could also result in investigation or sanctions by regulatory authorities.

WE ARE EXPOSED TO FLUCTUATIONS IN CURRENCY EXCHANGE RATES.

A portion of our business is conducted outside the United States. Although a majority of our revenues are transacted in U.S. Dollars, we are exposed to currency exchange which subjects us to the risks of foreign currency fluctuations.

THE DOLLAR COST OF OUR OPERATIONS IN ISRAEL WILL INCREASE TO THE EXTENT THAT
INCREASES IN THE RATE OF INFLATION IN ISRAEL ARE NOT OFFSET BY A DEVALUATION OF
THE NIS IN RELATION TO THE DOLLAR, WHICH WOULD HARM OUR RESULTS OF OPERATIONS.

Since a portion of our expenses are linked to an extent to the rate of inflation in Israel, the dollar cost of our operations is influenced by the extent to which any increase in the rate of inflation in Israel is or is not offset by the devaluation of the NIS in relation to the dollar. As a result, we are exposed to the risk that the NIS, after adjustment for inflation in Israel, will appreciate in relation to the dollar. In that event, the dollar cost of our operations in
Israel will increase and our dollar-measured results of operations will be adversely affected. During 2008 and 2009, the inflation adjusted NIS appreciated against the dollar, which raised the dollar cost of our Israeli operations. We cannot predict whether in the future the NIS will appreciate against the dollar or vice versa. Any increase in the rate of inflation in Israel, unless the increase is offset on a timely basis by a devaluation of the NIS in relation to the dollar, will increase labor and other costs, which will increase the dollar cost of our operations in Israel and harm our results of operations.

WE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY AGAINST CURRENT AND FUTURE
COMPETITORS.

The binary options industry is new, rapidly evolving and will likely become intensely competitive. Currently, we compete with a small number of operators, some of which have similar product offerings. Some of our competitors may have greater financial, marketing and other resources than us which may enable them to better compete with us. Most of our competitors have longer operating histories and have established customer relationships. There exists a possibility that large and more established entities may be entering into this new industry and increase the rate competition.

Our competitors may be able to offer more favorable terms and may also adopt more aggressive pricing or promotional policies than us, which may hinder our ability to quickly penetrate the market and grow our business.

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

OUR OFFICERS, DIRECTORS AND FOUNDING SHAREHOLDERS CONTROL A SIGNIFICANT PORTION
OF OUR OUTSTANDING COMMON STOCK. ACCORDINGLY, OUR OUTSIDE SHAREHOLDERS MAY NOT
COLLECTIVELY OWN ENOUGH SHARES TO SIGNIFICANTLY INFLUENCE MATTERS THAT ARE VOTED
UPON BY OUR SHAREHOLDERS, INCLUDING THE ELECTION OF DIRECTORS.

Our officers, directors and founding shareholders own approximately 27% of our issued and outstanding stock. We do not have cumulative voting in the election of directors. Thus, purchasers of our common stock may not be able to affect the election of any directors to our Board of Directors and any other matters upon which shareholders may vote in the future.

                        RISKS RELATED TO OUR COMMON STOCK

THE LIMITED MARKET FOR OUR SHARES WILL MAKE OUR STOCK PRICE MORE VOLATILE.
THEREFORE, YOU MAY HAVE DIFFICULTY SELLING YOUR SHARES.

The market for our common stock is limited and we cannot assure you that a larger market will ever be developed or maintained. Currently, our common stock is traded on the OTC Bulletin Board. Securities traded on the OTC Bulletin Board typically have low trading volumes. Market fluctuations and volatility, as well as general economic, market and political conditions, could reduce our market price. As a result, this may make it difficult or impossible for our shareholders to sell our common stock. In addition, unlike NASDAQ and the various international stock exchanges, there are few corporate governance requirements imposed on OTC Bulletin Board-traded companies.

OUR COMMON STOCK IS SUBJECT TO THE "PENNY STOCK" RULES OF THE SEC, AND THE
TRADING MARKET IN OUR COMMON STOCK IS LIMITED. THIS MAKES TRANSACTIONS IN OUR
COMMON STOCK CUMBERSOME AND MAY REDUCE THE VALUE OF YOUR SHARES.

The SEC has adopted Rule 3a51-1 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than
$5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, Rule 15g-9 requires:

o that a broker or dealer approve a person's account for transactions in penny stocks; and

o the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

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

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

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

                     RISKS RELATED TO OUR LOCATION IN ISRAEL

POTENTIAL POLITICAL, ECONOMIC AND MILITARY INSTABILITY IN ISRAEL MAY ADVERSELY
AFFECT OUR RESULTS OF OPERATIONS.

Our principal offices and operations are located in Israel. Accordingly, political, economic and military conditions in Israel directly affect our operations. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors. A state of hostility, varying in degree and intensity, has led to security and economic problems for Israel. Since October 2000, there has been an increase in hostilities between Israel and the Palestinians, which has adversely affected the peace process and has negatively influenced Israel's relationship with its
Arab citizens and several Arab countries. Such ongoing hostilities may hinder
Israel's international trade relations and may limit the geographic markets where we can sell our products. Furthermore, the United States Department of
State has issued advisories regarding travel to Israel, impeding the ability of travelers to attain travel insurance. Any hostilities involving Israel or threatening Israel, or the interruption or curtailment of trade between Israel and its present trading partners, could adversely affect our operations. For example, our staff is comprised of young people, some of which may be called for active military reserve service, if hostilities with some of our neighboring countries escalate.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

We leased premises located at 65 Igal Alon Street in Tel-Aviv, Israel. This location consists of approximately 60 square meters of office space and the rent is approximately $1,725 per month.

On February 1, 2010 we entered into an agreement to lease premises located at 55
Igal Alon Street in Tel-Aviv, Israel. This location consists of approximately
250 square meters of office space and the rent is approximately $4,500 per month. The term of this lease is for one year beginning February 1, 2010 and an additional 4 years of annual extensions. We do not own or lease any real property elsewhere.

We have vacated our previous office space in 65 Igal Alon Street and moved to our new premises at 55 Igal Alon Street in Tel Aviv. We believe that our new office space is adequate for our future needs for operating the new business activities.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. [RESERVED].

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET FOR OUR SECURITIES

Our common stock is quoted on the OTC Bulletin Board during the third quarter of
2003, and is currently quoted under the symbol "WGMI.OB." The following sets forth the high and low bid quotations for the common stock as reported on the
OTC Bulletin Board for each quarter in the last two fiscal years. These quotations reflect prices between dealers and do not include retail mark-ups, markdowns, and commissions and may not necessarily represent actual transactions.

                                            HIGH       LOW
                                           ------     ------

FISCAL YEAR ENDED DECEMBER 31, 2009
First Quarter Ended March 31, 2009         $0.004     $0.003
Second Quarter Ended June 30, 2009         $0.016     $0.004
Third Quarter Ended September 30, 2009     $ 0.05     $0.016
Fourth Quarter Ended December 31, 2009     $ 0.09     $ 0.03

FISCAL YEAR ENDED DECEMBER 31, 2008
First Quarter Ended March 31, 2008         $ 0.07     $ 0.05
Second Quarter Ended June 30, 2008         $ 0.05     $ 0.03
Third Quarter Ended September 30, 2008     $ 0.06     $ 0.04
Fourth Quarter Ended December 31, 2008     $ 0.04     $0.006

As of March 8, 2010, there were 254 stockholders of record of our common stock.

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

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS.

OVERVIEW

The following discussion and analysis should be read in conjunction with the audited financial statements and notes thereto included elsewhere in this Annual
Report on Form 10-K. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the present assessment by our management.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles (U.S. GAAP).

This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those anticipated in these forward-looking statements. See "Cautionary Note Regarding
Forward-Looking Statements" elsewhere in this Annual Report on Form 10-K.

OUR BUSINESS

We are a company which derives its income from revenue share in the interactive gaming industry, through third parties. Our sources of income are as follows:

a)   Revenue share from Lodgnet Interactive Corporation in the US

b)   Revenue share from Cablevision Systems Coporation in the US

c)   Revenue share and support fees from Netplay TV plc in the UK

d)   Revenue share of a multiplayer blackjack software to be aired by Playtech in early 2010

We also expect to receive further income as more of our Netplay shares are sold.

We have been seeking to enter into new business activities in the developing and growing market of online financial instruments. Following a market review of the foreign exchange and binary options industry we have elected to engage in the binary option segment. As a result, in November 2009, our newly formed wholly owned Cypriote subsidiary WGM acquired the right to use the Software which provides online trading of binary options. The Software enables online traders to invest in a wide range of binary options trading on a variety of financial markets around the world in real local time. Global trading of binary options is featured on www.globaloption.com. Further, in February 2010, our additional newly formed wholly owned subsidiary, B. Option, acquired the right to use the
Software. The right to use is non-exclusive, and the Software is used on B.
Option's website www.options.co.il, catering only to Israeli customers.

In the course of our activities, we have sustained operating losses. To date, we have not generated sufficient revenues to achieve an operating income or positive cash flow from operations. On December 31, 2009, we had a working capital of $1,441,118 and an accumulated deficit of $15,996,659. There is no assurance that profitable operations, if ever achieved, will be sustained on a continuing basis.

In 2009, we derived 100% of our revenues from three major customers.

We refer in this discussion to the fiscal years ended December 31, 2009 and
December 31, 2008, as "2009," and "2008," respectively.

We have generated revenues since inception but they were not an adequate source of cash to fund future operations. Historically, we have relied on private placement issuances of equity, sale of assets and related party loans.

Following the sale of our entire gaming software assets, we no longer offer any gaming applications development work and currently our efforts are devoted to the recent launch of our binary options business and to leverage our wholly owned subsidiary, Gaming, that is registered with the SEC under the Securities
Exchange Act of 1934, as amended (the "Exchange Act"), by either an outright sale or by incorporating new activities which shall generate revenue.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements are prepared in accordance with U.S. GAAP.
In connection with the preparation of the financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time the consolidated financial statements are prepared.
On a regular basis, management reviews our accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material. The following are our critical accounting policies:

ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company accounts for stock based compensation to employees in accordance with the "Share-Based Payment" accounting standard, which was adopted effective
January 2006. The Company measures and recognizes compensation expense for share-based awards based on estimated fair values on the date of grant using the
Black-Scholes option-pricing model. This option pricing model requires that we make several estimates, including the option's expected life and the price volatility of the underlying stock.

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

FASB ASC Topic 740 "Income Taxes" involves the evaluation of a number of factors concerning the realization of our deferred tax assets. In concluding that a valuation allowance is required, we primarily consider such factors as our history of operating losses and expected future losses in certain jurisdictions and the nature of our deferred tax assets. Management currently believes that it is more likely than not that the deferred tax regarding the carry forward of losses and certain accrued expenses will not be realized in the foreseeable future.

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2009 COMPARED TO YEAR ENDED
DECEMBER 31, 2008.

REVENUES AND COST OF REVENUES

The Company is entitled to royalties from revenue sharing arrangements upon sublicensing of the Company's products to end-users. The Company recognizes royalties from revenue sharing arrangements during the applicable period based on reports obtained from its customers, on a monthly basis, during such reporting period. The revenues from support services are recognized upon providing of the service.

Our total revenues for 2009 decreased by 36% to $696,647 from $1,095,333 in
2008. The decrease is attributed to the additional source of revenues recognized in 2008 from our affiliated company TWG. In 2009 however we did not recognize revenues from our affiliated company TWG due to our failure to meet the criteria that collectability is probable. In fiscal year 2009, we continued to generate income from revenue share agreements with Lodgnet Interactive Corporation and
Cablevision Systems Corporation, both in the U.S. In addition, in 2009 we generated income from revenue share and software applications with Netplay TV plc in the UK, according to the Netplay Transfer Agreement, dated on May 11,
2009.

Cost of revenues for 2009 decreased by 63% to $493,159 from $1,335,304 for 2008.
In 2009 we had a gross profit of $203,488 compared to a gross loss of $239,971 in 2008. The decrease in the cost of revenues is attributable to the decrease of expenses following the sale of the intellectual property and technology of our wholly owned subsidiary WGMI Israel in August 2008 and as a result of the transfer and lay off of all of our employees.

RESEARCH AND DEVELOPMENT

Research and development expenses for 2009 decreased by 100% to $0 from $98,981 for 2008. The decrease is attributable to the transfer and layoff of all our employees following the sale of the intellectual property of WGMI Israel.

SALES AND MARKETING

Sales and marketing expenses for 2009 decreased by 100% to $0 from $37,493 for
2008. The decrease in sales and marketing expenses is attributable to layoff of employees, no stock based compensation, no general and administrative expenses being allocated to sales and marketing as a result of the transfer and layoff of employees and to an elimination of travel expenses.

GENERAL AND ADMINISTRATIVE

General and administrative expenses for 2009 decreased by 50% to $749,693 from
$1,488,202 for 2008. The decrease in general and administrative expenses is attributable to layoffs of employees, decreased stock based compensation and decreased costs of rent of our facilities as a result of our relocation.
Moreover, in 2008 we made an allowance to adjust a debt owed by TWG due to the uncertainty of the collectability of payments from TWG (in 2009 no such allowance was made).

GAIN ON SALE OF INTELLECTUAL PROPERTY

In 2009 we recorded $250,000 as operating gain on sale of intellectual property following the sale of the multiplayer blackjack tournament software platform by
RNG to Playtech. The operating gain for 2008 of $1,742,622 was attributable to the sale of the intellectual property of WGMI Israel to Playtech.

SHARE IN PROFITS/LOSSES OF AFFILIATED COMPANY

Share in profits for 2009 were $2,076,828 compared to a share in losses of
$45,793 for 2008. The share in profits is primarily attributable to the Netplay
Transfer Agreement in which we received 4,266,666 Netplay shares valued at approximately $1.5 million which was recorded as share in profits. In addition, until December 2009 the investment in TWG was recorded as a liability since we and TWM are guarantors in equal parts to liabilities of TWG but not to exceed the sum of (1) exposure to players' balance owed to TWG and (2) balance of unpaid minimum guarantee fees owed from TWG to Virgin. In December 2009, we received from Virgin a waiver as agreed in the Settlement Agreement, pursuant to which Virgin waived and released all claims that Virgin may have towards TWG, including liability for paying minimum guarantee fees to Virgin. As a result, we set off our liability towards Virgin and recorded this set off as share in profits of $562,148.

NET LOSS AND NET LOSS PER SHARE

Net income attributable to us in 2009 changed to $1,813,788 from a net loss of
$474,459 for 2008. Net income per share (basic and diluted) attributable to us in 2009 changed to $0.06 from a net loss of $0.02 for 2008. The net income in
2009 is primarily attributable to the Netplay Transfer Agreement in which the
Company received 4,266,666 Netplay shares valued at approximately $1.5 million, gain on sale of intellectual property following the sale of the multiplayer blackjack tournament software platform by RNG for $250,000, $562,148 share in profits following the removal of the liability towards Virgin and a decrease in operating expenses due to the layoff of our employees.

Our weighted average number of shares of common stock used in computing basic and diluted net loss per share for 2009 and 2008 was 32,319,031.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2009, our total current assets were $424,701 and our total current liabilities were $122,882. At December 31, 2009, we had working capital of $1,441,118 compared with working capital of $329,332 on December 31, 2008. As of December 31, 2009 we had an accumulated deficit of $15,996,659. In 2009 we financed our operations with a combination of revenues and from proceeds from the sale of our intellectual property.

Cash and cash equivalents on December 31, 2009 were $352,800, a decrease of
$176,330 from the $529,130 reported at December 31, 2008. Cash balances decreased in 2009 compared to 2008 results primarily from a $87,332 decrease in trade payables, a $121,719 decrease of accrued expenses and a $219,225 decrease in the call option value offset by $563,631 in proceeds from selling marketable securities.

Operating activities used cash of $734,828 in 2009. Cash used by operating activities in 2009 resulted primarily from our cost of operations, a $87,332 decrease in trade payables, a $121,719 decrease in accrued expenses and other liabilities mainly related to paying off our liabilities to vendors.

Investing activities provided cash of $563,631 in 2009 compared to $1,870,960 in
2008. Cash provided by investing activities in the year ended December 31, 2009 resulted from selling marketable securities in the amount of $563,631. Cash provided by investing activities in the 2008 resulted from the proceeds from the sale of intellectual property to Playtech and the sale of the majority of our fixed assets.

Financing activities used cash of $5,133 in 2009. Cash used by financing activities in 2009 resulted from the reduction of short term bank credit.
Financing activities provided cash of $7,343 in 2008 primarily due to our short term credit facility.

On March 10, 2008 the Board of Directors of the Issuer (the "Board") approved the entry of the registrant into a convertible debt transaction with Mr. Citron, subject to shareholder approval at a special meeting in lieu of an annual meeting (the "Meeting"). The transaction was documented by a Convertible Loan
Agreement, a Convertible Promissory Note (the "Note"), a Security Agreement and
a Common Stock Purchase Warrant, all of which were dated as of March 6, 2008
(the "Loan Agreement Documents"). Under the Loan Agreement Documents, Mr. Citron
provided the Company with a loan in the principal amount of $500,000, which was advanced to the Company in 7 installments from February 24, 2008 to July 9,
2008. The Note carried an interest rate of 15% per annum.

On April 29, 2008, the holders of a majority of the shares of the Issuer's common stock represented at the Meeting approved the transaction loan agreement documents documented by a Convertible Loan Agreement, a Convertible Promissory
Note, a Security Agreement and a Common Stock Purchase Warrant, all of which were dated as of March 6, 2008. The Common Stock Purchase Warrant ("Warrant") to
purchase up to $500,000 worth of shares of common stock of the registrant, calculated as $500,000 divided by the conversion price of $0.0595 per share would permit the purchase of 8,403,361 shares of common stock. In August 2008, the Board approved a loan from Mr. Citron under similar terms but with no assets pledged as collateral for an amount of $50,000, thereby entitling Mr. Citron to an additional warrant to purchase 840,336 shares of common stock of the registrant at an exercise price of $0.0595 per share (the "Additional Warrant").

On February 25, 2010, the Board issued the Warrant to Mr. Citron pursuant to which Mr. Citron has the right to purchase 2,941,176 shares of common stock of the Issuer. In addition, on such date, the Board issued Mr. Citron the
Additional Warrant. The Warrant has an exercise price of $0.0595 per share and a termination date of 5 years from March 6, 2008. The Additional Warrant has an exercise price of $0.0595 per share and a termination date of 5 years from
August 13, 2008.

Our main asset currently is marketable securities of Netplay. As a result, we are exposed to market risk regarding the share price of Netplay in the free market. As of December 31, 2009, the fair value of these shares was $1,139,299.

OUTLOOK

Our current cash, together with our Netplay shares, should be sufficient to meet our anticipated requirements for the next 12 months. We believe that our future growth will depend upon the success of our new business activity in the field of binary options. There is no assurance, however, that such growth may be achieved.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this item is included in Item 15 of this Annual
Report on Form 10-K.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE.

Not applicable.

ITEM 9A(T). CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of December 31, 2009, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act).
These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief
Financial Officer, to allow timely decisions regarding required disclosure.
Based upon that evaluation, the Chief Executive Officer and the Chief Financial
Officer concluded that, at December 31, 2009, the design and operation of these disclosure controls and procedures were not effective at ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms because of certain material weaknesses identified by our management and discussed below.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway
Commission in INTERNAL CONTROL-INTEGRATED FRAMEWORK. Based on our evaluation and the material weaknesses described below, management concluded that the Company did not maintain effective internal control over financial reporting as of
December 31, 2009.

Management has identified control deficiencies regarding lack of segregation of duties. Management believes that these material weaknesses are due to the small size of the Company's staff.

The ineffectiveness of internal controls as of December 31, 2009 stemmed in large part from a change of the Company's CFO, discontinued operations and personnel cutbacks. Although we believe the time to adapt in the next year will help position us to provide improved internal control functions into the future, in the interim, these changes caused control deficiencies, which in the aggregate resulted in a material weakness.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this Annual
Report on Form 10-K.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change to our internal control over financial reporting that occurred during our fourth quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Effective on July 2, 2009, we appointed Shlomi Zedkia as our Chief Financial
Officer. This appointment was made pursuant to a contract signed between us and
Shvarts-Zedkia &Co., an Israeli company that provides financial services and of which Mr. Zedkia is a partner. Effective July 2, 2009, Mr. Jacob Bar-Shalom ceased to act as our CFO. The departure of Mr. Bar-Shalom resulted from the termination of the agreement between us and C.F.O. - Out Sourcing Services Ltd., a company that provided us with financial services, pursuant to which Mr.
Bar-Shalom acted as our CFO.

As of December 31, 2009, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

NAME                     AGE             POSITION               POSITION SINCE
----                     ---             --------               --------------

Shimon Citron*           55              Director and CEO       2001

Shlomi Zedkia            32              CFO                    2009

Adiv Baruch              46              Director               2006

Niv Zilberstein          44              Director               2007

Steve Baker              57              Director               2007

* Mr. Citron held the position of CEO and director since the Company's inception in 2001 until May 8, 2007. He resumed his position as CEO on June 19, 2008.

The principal occupations and business experience of each director and executive officer for at least the past five years is as follows:

SHIMON CITRON. Mr. Citron founded us in 2001 and held the positions of Chief
Executive Officer and director since our inception until May 8, 2007 when he ceased to be Chief Executive Officer. He resumed his position as CEO on June 1,
2008. From 1999 to 2001, Mr. Citron was the founder and President of Gigi Media
Ltd., a private company based in Israel engaged in development of internet search engines. From 1994 to 1999, he managed his own private investments in a number of startup companies in Israel. We believe Mr. Citron's qualifications to sit on our Board of Directors include his years of experience in the financial markets in Israel and globally, as well as his experience in serving as the CEO of a publicly traded entity.

SHLOMI ZEDKIA. Mr. Zedkia was appointed as our Chief Financial Officer on July
2, 2009. Since 2008, Mr. Zedkia has served as a partner at Shavrts-Zedkia & Co., an accounting firm in Israel. From 2006 to 2008, Mr. Zedkia served as a senior audit manager at BDO Ziv-Haft where he gained extensive experience in auditing and preparing annual and quarterly financial statements for public companies whose shares are traded both on the U.S. and Israel stock exchanges. Mr. Zedkia is a C.P.A (Isr.) and holds a B.A. degree in business administration and accounting.

ADIV BARUCH. Mr. Baruch is the President and Chief Executive Officer of Pinpoint
Advance Corp., a blank check company that was formed for the purpose of operating in the technology sector in Israel or in Europe. In addition, Mr.
Baruch is actively involved as the Chairman of the Israeli Export Institute
Hi-Tech and Telecom Division. Prior to joining Pinpoint Mr. Baruch served as the
President and Chief Executive Officer of BOS Better On-Line Solutions Ltd.
("BOS"), a company engaged in Radio Frequency ID and supply chain solutions to global enterprises. Prior to joining BOS, Mr. Baruch served as Executive Vice
President of Business Development of Ness Technologies ("Ness"), the largest IT firm in Israel, and is considered one of the founding members of that company.
Mr. Baruch is also a former partner and director of IPEX, which was acquired by
Ness. Mr. Baruch has served in the capacity of founder, executive, and director for several IT companies and internet start-ups, and was significantly involved in the M&A process for such companies and in assisting them in their global expansion. We believe Mr. Baruch's qualifications to sit on our Board of
Directors include his years of experience in the hightech business, as well as his knowledge and familiarity in corporate finance.

NIV ZILBERSTEIN. Mr. Zilberstein is the Chief Executive Officer of Palace
Industries (PI) Ltd. Between 2003 and 2007, Mr. Zilberstein was the Vice
President, Operations & Logistics for Pelephone Communication Ltd.
("Pelephone"), one of Israel's leading wireless communications companies. He is also a member of Pelephone's executive board. Mr. Zilberstein holds a B.A.
degree in behavioral sciences and human resources management from the College of
Management in Israel and an MBA degree from Bar Ilan University. We believe Mr.
Zilberstein's qualifications to sit on our Board of Directors include his years of experience working as a highly ranked executive in one of Israel's leading corporations, as well as his knowledge in the communications world.

STEVE BAKER. Mr. Baker has served as our director since November 2007. Between
March 10, 2008 and June 1, 2008, Mr. Baker also served as our Chief Executive
Officer and Corporate Secretary. Since March 2007, Mr. Baker has been the
Executive in Residence at RHO Canada, a venture capital firm dedicated to backing leading, early-stage technology-based companies in Canada. Prior to this, since 2001, he was CEO of CyberWorld Group, a leading marketing and back office services provider to the internet-gaming industry. Mr. Baker is also the
CEO and founder of Chrysalis-ITS Inc., a pioneer in internet security and encryption systems and founder and CEO of Emanation Control Limited, a leader in the intelligence countermeasures sector. Mr. Baker attended Carleton University in Ottawa, Canada. We believe Mr. Baker's qualifications to sit on our Board of
Directors include his years of experience in online technology, as well as his knowledge of online marketing and affiliated programs.

FAMILY RELATIONSHIPS

There are no family relationships among any of our directors and executive officers.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the
Exchange Act, requires Company's directors, officers and stockholders who beneficially own more than 10% of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act, collectively referred to herein as the "Reporting Persons," to file initial statements of beneficial ownership of securities and statements of changes in beneficial ownership of securities with respect to the Company's equity securities with the SEC. All
Reporting Persons are required by SEC regulation to furnish us with copies of all reports that such Reporting Persons file with the SEC pursuant to Section
16(a). Based solely on our review of the copies of such reports and upon written representations of the Reporting Persons received by us, we believe that all
Section 16(a) filing requirements applicable to such Reporting Persons have been met.

AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT

During fiscal 2009, our Audit Committee was comprised of Mr. Adiv Baruch. Using the NASDAQ stock market listing rules definition of an independent director, our
Board of Directors determined that Mr. Baruch qualifies as an independent director. Our Board of Directors has determined that Mr. Baruch satisfies the definition of an "audit committee financial expert" as set forth in Item
407(d)(5) of Regulation S-K. Our Audit Committee held one (1) meeting during fiscal year 2009.

CODE OF ETHICS

Our Board of Directors has adopted a Code of Business Ethics and Conduct, or
Code of Ethics, applicable to our employees, officers and directors. Our Code of
Ethics can be viewed on our corporate website, www.wingamingmedia.com. Our Code of Ethics contains written standards designed to deter wrongdoing and to promote:

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

Each of our officers and directors completed a signed certification to document his or her understanding of and compliance with our Code of Ethics. We intend to disclose any amendment to, or waiver from, a provision of our Code of Ethics and
Business Conduct applicable to our Chief Executive Officer, Chief Financial
Officer or principal accounting officer or controller by posting such information on our website, www.wingamingmedia.com.

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE FOR FISCAL 2008 THROUGH 2009

The following Summary Compensation Table sets forth information concerning compensation during 2009 for services in all capacities awarded to, earned by or paid to Mr. Citron. No other executive officers who were serving as our executive officers at the end of 2009 received more than $100,000 in total compensation in 2009, and there were no individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer at the end of 2009.

NAME AND PRINCIPAL
POSITION                 YEAR    SALARY($)   BONUS($)  OPTION AWARDS($)(1)  OTHER COMPENSATION($)   (TOTAL($)
--------                 ----   ---------   --------    ----------------      -----------------     ---------

Shimon Citron,
Chief Executive Officer  2009    120,000        0                  0               12,000(2)         132,000
                         2008     77,000        0             51,200                    0            128,200

(1) The dollar value recognized for the stock option awards was determined in accordance with FASB ASC Topic 718. For information on the determination of the fair value of each option granted as of the grant date, and of assumptions made with respect to the value of option awards, see, in this Annual Report on Form
10-K, "Item 7. Management's Discussion and Analysis of Financial Condition and
Results of Operations--Critical Accounting Policies and Estimates" and "Notes to
Consolidated Financial Statements--Note 10. Share Capital".

(2) Includes $12,000 reimbursed to Mr. Citron in connection with the operation of an automobile.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2009

The following table presents the outstanding equity awards held as of December
31, 2009 by our Chief Executive Officer. All such awards were stock options.

                          Number of Securities Underlying
                            Unexercised Options update
                              -----------------------
NAME              EXERCISABLE  UNEXECISABLE  EXERCISE PRICE  EXPIRATION DATE
-------------      ---------    ----------      ------       -----------------

Shimon Citron      1,863,000             -      $ 1.15       July 31, 2010
                     500,000             -      $0.575       July 31, 2010
                     611,111       388,889(1)   $ 0.06       September 15, 2018

(1) Vests in seven equal quarterly installments beginning on March 15, 2010 and ending September 14, 2011.

COMPENSATION OF DIRECTORS

We have agreements with each of our directors, pursuant to which we have agreed to reimburse them for reasonable and necessary expenses incurred in connection with attendance at meetings of the Board of Directors and other Company business.

Upon his appointment as one of our directors in 2006, we also agreed to grant
Mr. Adiv Baruch an option to purchase up to 192,261 shares of our common stock under the terms of our 2004 Global Share Option Plan ("Option") at an exercise price per share of $1.00. The Option vests in three equal annual installments, whereby Mr. Baruch has the right to purchase one third of the shares subject to the Option at the expiration of the first, second and third year respectively from the date of the agreement, provided that Mr. Baruch remains a member of the
Board of Directors at such time. In the event of a termination of the agreement for cause at any time, the Option, to the extent not exercised, shall terminate and be cancelled and non-exercisable.

In April of 2006, in recognition of his services as a director, we granted Mr.
Adiv Baruch an option to purchase up to an additional 200,000 shares of our common stock at an exercise price of $0.725 per share for a period of 3 years.

The following table provides information regarding compensation earned by, awarded or paid to each person for serving as a non-employee director during the year ended December 31, 2009.

FEES EARNED OR OPTION

NAME                 PAID IN CASH       AWARDS           TOTAL
----                    ------          -------          ------

Adiv Baruch (1)         $   0            $   0           $   0
Steve Baker(2)          $   0            $   0           $   0
Niv Zilberstein(3)      $   0            $   0           $   0

(1)  Mr. Adiv Baruch had 992,261 options outstanding as of December 31, 2009.

(2)  Mr. Steve Baker had 400,000 options outstanding as of December 31, 2009.

(3)  Mr. Niv Zilberstein had 400,000 options outstanding as of December 31,
     2009.

ENGAGEMENT AGREEMENTS CONCERNING EXECUTIVE OFFICERS

On September 23, 2008, we entered into a consulting agreement ("Agreement") with
Citron Investments Ltd. (the "Consultant"), an Israeli corporation wholly owned by our director and CEO, Mr. Shimon Citron. Pursuant to the Agreement, we
retained the services of the Consultant to provide the services of Mr. Shimon
Citron as our CEO in a part time capacity. Pursuant to the Agreement, we are required to pay the Consultant a monthly fee of $10,000, and will reimburse expenses incurred by the Consultant in connection with one automobile owned and operated by the Consultant not to exceed $1,000 per month and shall include Mr.
Citron in its liability insurance program for officers and directors. In addition, under the terms of the Agreement, should our valuation based on the price per share of our shares as quoted on the stock exchange or on an automatic quotation system (such as the OTC Bulletin Board) in which our shares are listed or quoted, during the term of the Agreement, exceed $10,000,000 throughout a continuous period of at least 30 consecutive days, then the Consultant shall be entitled to receive from us a special bonus equaling 2% of the average of our valuation in such 30-day period. The term of the Agreement is 6 months, effective June 6, 2008 with automatic extension for an undefined period. The
Agreement can be terminated by either party for no reason with a 90-day advance written notice or for a material breach with a 14-day advance written notice if such a breach was not cured during the aforesaid 14-day period.

Effective on July 2, 2009, we appointed Shlomi Zedkia as our Chief Financial
Officer. This appointment was made pursuant to a contract signed between us and
Shvarts-Zedkia&Co., an Israeli accounting firm that provides financial services and in which Mr. Shlomi Zedkia is partner. Therefore, we have no separate employment agreement with Mr. Shlomi Zedkia.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information, to the best of our knowledge, as of March 25, 2010 (unless provided herein otherwise), with respect to holdings of our common stock by (1) each person known by us to be the beneficial owner of more than 5% of the total number of shares of our common stock outstanding as of such date; (2) each of our directors; (3) each of our executive officers; and (4) all of our directors and our current executive officers as a group. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

NAME AND ADDRESS OF BENEFICIAL OWNER (1) AMOUNT AND NATURE OF BENEFICIAL
OWNERSHIP (2) PERCENT OF CLASS (3)

5% BENEFICIAL OWNERS

Shimon Citron (4)                                       9,839,473      25.1%

Pini Gershon                                            2,706,950       8.4%

Highbridge International LLC                            2,359,700       7.3%

Orinda Capital (5)
11 El Sueno, Orinda, CA 94563                           4,965,518      14.3%

OTHER DIRECTORS:

Steve Baker (6)                                           266,666         *

Adiv Baruch (7)                                           792,261       2.4%

Niv Zilberstein (6)                                       266,666         *

All directors and current executive officers as
a group (5 persons)(4)(5)(6)(7)                        11,165,066      27.6%

* = Less than 1%

(1) Unless otherwise provided, all addresses are c/o Win Gaming Media, Inc. at the address set forth on the cover page of this Annual Report on Form 10-K.

(2) Except as otherwise indicated, all shares are beneficially owned and sole investment and voting power is held by the persons named. With respect to
Highbridge International LLC, Mr. Glen R. Dubin controls investment and voting power.

(3) Applicable percentage of ownership is based on 32,319,031 shares of our common stock outstanding as of March 25, 2010, plus any common stock equivalents and options or warrants held by such holder which are presently or will become exercisable within 60 days thereafter.

(4) Includes options to acquire 666,667 shares of common stock at an exercise price of $0.06 per share and warrants to acquire 3,781,512 shares of common stock at an exercise price of $0.0595 per share. Also includes options to acquire, as the sole shareholder of Citron Investments Ltd., 1,863,000 shares of common stock at an exercise price of $1.15 per share and 500,000 shares of common stock at an exercise price of $0.575 per share.

(5) Includes warrants to acquire 2,482,759 shares of common stock at an exercise price of $ 1.125 per share.

(6) Includes options to acquire 266,666 shares of common stock at an exercise price of $0.06 per share.

(7) Includes options to acquire 200,000, 192,261 and 400,000 shares of common stock at exercise prices of $0.73, $1.00 and $0.06 per share, respectively.

The following table summarizes certain information regarding our equity compensation plans as of December 31, 2009:

                                                                                            NUMBER OF
                                                                                            SECURITIES
                                                  NUMBER OF          WEIGHTED-AVERAGE       REMAINING
                                                 SECURITIES              EXERCISE          AVAILABLE FOR
                                              TO BE ISSUED UPON          PRICE OF        FUTURE ISSUANCE
                                                 EXERCISE OF           OUTSTANDING            UNDER
                                                 OUTSTANDING         OPTIONS, WARRANTS       EQUITY
                                              OPTIONS, WARRANTS            AND             COMPENSATION
PLAN CATEGORY                                    AND RIGHTS               RIGHTS               PLANS
---------                                         ---------             ---------            ---------

Equity compensation plans approved by
security holders--2004 Global Share Option
Plan                                              3,788,379             $    0.39            4,211,621
Total                                             3,788,379                    -             4,211,621

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On September 23, 2008, we entered into the Agreement with the Consultant, an
Israeli corporation wholly owned by our director and CEO, Mr. Shimon Citron.
Pursuant to the Agreement, we retained the services of the Consultant to provide the services of Mr. Citron as our CEO in a part time capacity. Pursuant to the
Agreement, we are required to pay the Consultant a monthly fee of $10,000, and will reimburse expenses incurred by the Consultant in connection with one automobile owned and operated by the Consultant not to exceed $1,000 per month and shall include Mr. Citron in its liability insurance program for officers and directors. In addition, under the terms of the Agreement, should our valuation based on the price per share of our shares as quoted on the stock exchange or on an automatic quotation system (such as the OTC Bulletin Board) in which our shares are listed or quoted, during the term of the Agreement, exceed
$10,000,000 throughout a continuous period of at least 30 consecutive days, then the Consultant shall be entitled to receive from us a special bonus equaling 2%
of the average of our valuation in such 30-day period. The term of the Agreement is 6 months, effective June 6, 2008 with automatic extension for an undefined period. The Agreement can be terminated by either party for no reason with a
90-day advance written notice or for a material breach with a 14-day advance written notice if such a breach was not cured during the aforesaid 14-day period.

On April 7, 2009, TWG, 50% owned by us and 50% owned by TWM (we refer to TWG and
TWM as the Sellers), entered into an agreement, or the Netplay Transfer
Agreement, with Netplay TV plc, or Netplay. The Netplay Transfer Agreement
provided for the transfer by the Sellers of certain gaming services, known as
Challenge Jackpot, and the transfer of about 16,000 registered players of
Challenge Jackpot, an interactive game application provided to Virgin, their account balances and the equipment required for running such business. The transaction closed on May 21, 2009, following the approval thereof by Netplay's shareholders on May 11, 2009, the completion of the agreement between Netplay and Virgin for the assignment of the agreement dated June 2008, between TWG and
Virgin and the payment of GBP 200,000 from TWG to Virgin. At the closing,
Netplay issued 8,533,333 of its ordinary shares to TWG, which shares were admitted to trading on May 21, 2009 on the London Stock Exchange plc's market known as AIM. Of these shares, 4,266,666 shares were transferred to us and deposited with Panmure Gordon & Co to be sold by the latter during the first year from the closing, as it shall reasonably require with a view to maintaining an orderly market for the shares of Netplay. Based on the shareholder's agreement of TWG and in return for Mr. Citron's consent to grant TWG the unlimited right to use the Winnerchannel.com domain, which Mr. Citron owns, he was entitled to receive 7.5% of all the proceeds generated from the sale of a part or all of TWG's assets which is equivalent to 15% of the received shares allocated to the Company. In 2009, Mr. Citron received from the company approximately $286,330 in return for his 15% portion of Netplay's shares.

DIRECTOR INDEPENDENCE

Using the NASDAQ stock market listing rules definition of an independent director, our Board of Directors determined that Adiv Baruch and Niv Zilberstein qualify as independent directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Our Audit Committee retained Ziv Haft, a member of the BDO Network ("BDO") as our independent registered public accounting firm for the fiscal year ended
December 31, 2009.

The following table summarizes the fees BDO billed for the last two fiscal years for audit services and other services:

FEE CATEGORY              2009         2008
                        -------      -------

Audit Fees (1)          $45,000      $45,000
Audit Related Fees            -            -
Tax Fees (2)              9,288            -
All Other Fees                -            -
                        -------      -------

Total Fees              $54,288      $45,000
                        =======      =======

(1)  Consists of fees for professional services rendered in connection with the audit of our financial statements for the years ended on December 31, 2009 and December 31, 2008, the reviews of the financial statements included in each of our Quarterly Reports on Form 10-Q during 2009 and 2008, and fees for professional services rendered in connection with documents filed, including the registration statement on Form 20-F for Gaming, with the SEC during those quarters.

(2) Consists of fees relating to our tax compliance and tax planning.

PRE-APPROVAL POLICIES AND PROCEDURES

None of the audit-related fees billed in fiscal 2009 and 2008 related to services provided under the de minimis exception to the SEC's audit committee pre-approval requirements.

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

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)  Financial Statements and Financial Statement Schedules filed as part of this Annual Report on Form 10-K:

                                                                          PAGE
                                                                          ----

Report of Independent Registered Public Accounting Firm                   F-1

Consolidated Balance Sheets, as of December 31, 2009 and 2008          F-2 - F-3

Consolidated Statements of Operations, For the Years Ended
December 31, 2009 and 2008                                                F-4

Statements of Changes in Equity, For the Years Ended December 31,
2009 and 2008                                                             F-5

Consolidated Statements of Cash Flows, For the  Years Ended
December 31, 2009 and 2008                                                F-6

Notes to Consolidated Financial Statements                            F-7 - F-23

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions, or are inapplicable, and therefore have been omitted.

(b) Exhibits

                                  EXHIBIT INDEX

EXHIBIT

NUMBER                    DESCRIPTION
------                    -----------

3.1  Composite copy of the Company's Articles of Incorporation as amended on May
     1, 2008 (incorporated by reference to Exhibit 3.1 to our Quarterly Report on DForm 10-Q filed with the Securities and Exchange Commission on May 28,
     2008).

3.2  Bylaws (incorporated by reference to Exhibit 3.2 to our Form SB-2 (File No.
     333-91356) filed with the Securities and Exchange Commission on June 27,
     2002).

10.1 Director Appointment Agreement dated as of January 15, 2006 by and between
     Zone 4 Play, Inc. and Adiv Baruch (incorporated by reference to Exhibit
     10.1 to our Current Report on Form 8-K filed with the Securities and
     Exchange Commission on January 18, 2006).+

10.2 Agreement dated July 31, 2007, by and between the registrant, Zone 4 Play,
     Inc. and Zone 4 Play (Israel) Ltd. on one hand, and Mr. Shimon Citron,
     Citron Investments Ltd., and Winner Sports 2002 (Israel) Ltd. on the other hand (incorporated by reference to Exhibit 10.1 to our Current Report on
     Form 8-K filed with the Securities and Exchange Commission on August 6,
     2007).+

10.3 Shareholders' Agreement dated November 6, 2007 by and between Zone 4 Play,
     Inc. and Two Way Media Limited (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange
     Commission on November 14, 2007).

10.4 Termination Agreement dated November 6, 2007 by and among Zone 4 Play,
     Inc., Winner.com (UK) Ltd and Two Way Media Limited (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the
     Securities and Exchange Commission on November 14, 2007).

10.5 Convertible Loan Agreement dated as of March 6, 2008 by and between Zone 4
     Play Inc. and Shimon Citron (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange
     Commission on March 14, 2008).

10.6 2004 Global Share Option Plan of Zone 4 Play, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the
     Securities and Exchange Commission on November 30, 2004).+

10.7 Amendment to 2004 Global Share Option Plan of Zone 4 Play, Inc.
     (incorporated by reference to Exhibit 10.1 to our Current Report on Form
     8-K filed with the Securities and Exchange Commission on May 10, 2006).+

10.8 Sample Agreement under the Company's 2004 Global Share Option Plan
     (incorporated by reference to Exhibit 10.25 to our Annual Report on Form
     10K-SB filed with the Securities and Exchange Commission on April 11,
     2006).+

10.9 Intellectual Property and Technology Purchase Agreement dated as of August
     6, 2008 between Playtech Software Limited and MIXTV Ltd. (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q filed on
     November 19, 2008).

10.10 Software License and Services Agreement dated as of August 6, 2008 between
      Playtech Software Limited and Zone 4 Play Inc. (incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q filed on November 19,
      2008).

10.11 Amendment to the Software License Agreement and IP Purchase Agreement,
      dated September 30, 2009, by and among Playtech Software Limited, Win
      Gaming Media, Inc. and Win Gaming Media (Israel) Ltd. (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q filed on
      November 6, 2009).

10.12 Consulting Agreement, dated September 23, 2008, between the registrant and
      Citron Investments Ltd. (incorporated by reference to Exhibit 10.1 of our
      Current Report on Form 8-K filed on September 25, 2008).+

10.13 Services and License Agreement dated November 18, 2009 by and between
      ParagonEX Limited. and WGM Services Ltd. (formerly Giona Trading Ltd.)
      (incorporated by reference to Exhibit 10.1 of our Current Report on Form
      8-K filed on November 23, 2009).

10.14 Services and License Agreement dated February 24, 2010 by and between
      ParagonEX Limited. and B. Option Ltd. (incorporated by reference to Exhibit
      10.1 of our Current Report on Form 8-K filed on March 2, 2010).

10.15 Addendum to Services and License Agreement dated February 24, 2010 by and between ParagonEX Limited, WGM Services Ltd. and B. Option Ltd.
      (incorporated by reference to Exhibit 10.2 of our Current Report on Form
      8-K filed on March 2, 2010).

10.16 Settlement and Termination Agreement, dated April 6, 2009, by Virgin Media
      Television Limited, Two Way Media Limited, Two Way Gaming Limited and Two
      Way Media Holdings Limited (incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q filed on May 13, 2009).

10.17 Orderly Market Agreement, dated April 6, 2009, between Win Gaming Media,
      Inc., Netplay TV, plc and Panmure Gordon & Co. (incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q filed on May 13,
      2009).

21.1* List of Subsidiaries.

23.1* Consent of Ziv Haft, a member of the BDO network.

31.1* Rule 13a-14(a) Certification of Principal Executive Officer.

31.2* Rule 13a-14(a) Certification of Principal Financial Officer.

32.1** Certification of Principal Executive Officer furnished pursuant to 18
       U.S.C. Section 1350.

32.2** Certification of Principal Financial Officer furnished pursuant to 18
       U.S.C. Section 1350.

* Filed herewith.

** Furnished herewith.

+ Management contract or compensation plan.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  WIN GAMING MEDIA, INC.

                                                  By: /s/ Shimon Citron
                                                  ---------------------
                                                  Shimon Citron
                                                  Chief Executive Officer

                                                  Date: March 25, 2010

                                                  By: /s/ Zedkia Shlomi
                                                  ---------------------
                                                  Zedkia Shlomi
                                                  Chief Financial Officer

                                                  Date: March 25, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     SIGNATURE                    TITLE                                DATE
     ---------                    -----                                ----

/s/ Shimon Citron   Director and Chief Executive Officer
                    (principal executive officer)                March 25, 2010
------------------
Shimon Citron

/s/ Zedkia Shlomi   Chief Financial Officer
                    (principal financial and accounting officer) March 25, 2010
------------------
Zedkia Shlomi

/s/ Steve Baker     Director                                     March 25, 2010
------------------
Steve Baker

/s/ Adiv Baruch     Director                                     March 25, 2010
------------------
Adiv Baruch

/s/ Niv Zilberstein Director                                     March 25, 2010
------------------
Niv Zilberstein

                             WIN GAMING MEDIA, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                             AS OF DECEMBER 31, 2009

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
                                                                ----------------

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM               F-1

CONSOLIDATED BALANCE SHEETS                                         F-2-F-3

CONSOLIDATED STATEMENTS OF OPERATIONS                                 F-4

STATEMENTS OF CHANGES IN EQUITY                                       F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS                                 F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                         F-7-F-23

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                             TO THE SHAREHOLDERS OF
                             WIN GAMING MEDIA, INC.

     We have audited the accompanying consolidated balance sheets of Win Gaming
Media Inc. (formerly known as: Zone4Play Inc.) (the "Company") and subsidiaries as of December 31, 2009 and 2008 and the related consolidated statements of operations, changes in equity and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audits in accordance with the standards of the Public
Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not requried to have, nor we we engaged to perform, an audit of its internal control over financial reporting .Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 2009 and 2008 and the related consolidated results of their operations and cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

Tel Aviv, Israel
March 25, 2010

                                                       /s/Ziv Haft
                                            Certified Public Accountants (Isr.)
                                                     BDO Member Firm

                                     F - 1

                                         WIN GAMING MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
U.S. DOLLARS, EXCEPT SHARE DATA

                                                                           DECEMBER 31,
                                                                   ----------------------------
                                                                      2009              2008
                                                                   ----------        ----------

ASSETS

 CURRENT ASSETS:
   Cash and cash equivalents                                       $  352,800        $  529,130
   Trade receivables                                                        -            37,783
   Other accounts receivable and  prepaid expenses (Note 4)            71,901            99,485
   Marketable Securities                                            1,139,299                 -
                                                                   ----------        ----------

 TOTAL current assets                                               1,564,000           666,398
                                                                   ----------        ----------

 SEVERANCE PAY FUND                                                         -            11,171
                                                                   ----------        ----------

 PROPERTY AND EQUIPMENT, NET (Note 5)                                     283             2,736
                                                                   ==========        ==========

 Total assets                                                      $1,564,283        $  680,305
                                                                   ==========        ==========

The accompanying notes are an integral part of the consolidated financial statements.

                                     F - 2

                                         WIN GAMING MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
U.S. DOLLARS, EXCEPT SHARE DATA

                                                                                            DECEMBER 31,
                                                                                  ---------------------------------
                                                                                      2009                 2008
                                                                                  ------------         ------------

LIABILITIES AND EQUITY

 CURRENT LIABILITIES:
   Short-term bank credit (Note 7)                                                $      2,210         $      7,343
   Accounts payables                                                                     4,137               91,469
   Accrued expenses and other liabilities                                              116,535              238,254
                                                                                  ------------         ------------

 TOTAL current liabilities                                                             122,882              337,066

LONG TERM LIABILITIES:

   Call option (Note 1.e)                                                                    -              219,225
   Accrued Severance pay                                                                     -               37,149
                                                                                  ------------         ------------

 TOTAL long term liabilities                                                                 -              256,374
                                                                                  ------------         ------------

 TOTAL liabilities                                                                     122,882              593,440
                                                                                  ------------         ------------

 COMMITMENTS AND CONTINGENT LIABILITIES (Note 8)

 INVESTMENT IN AFFILIATED COMPANY (Note 1.e)                                                 -              562,148
                                                                                  ------------         ------------

 EQUITY (DEFICIENCY) (Note 10):
   Common stock of $ 0.001 par value:
   Authorized: 75,000,000 shares at December 31, 2009 and 2008; Issued and
     outstanding: 32,319,031 shares at both December 31, 2009 and 2008                  32,319               32,319
   Additional paid-in capital                                                       17,377,428           17,310,892
   Accumulated other comprehensive income (loss)                                        28,313               (8,047)
   Accumulated deficit                                                             (15,996,659)         (17,810,447)
                                                                                  ------------         ------------

 Equity (deficiency)                                                                 1,441,401             (475,283)
                                                                                  ============         ============

 TOTAL liabilities and equity                                                     $  1,564,283         $    680,305
                                                                                  ============         ============

The accompanying notes are an integral part of the consolidated financial statements.

                                     F - 3

                                         WIN GAMING MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
U.S. DOLLARS, EXCEPT SHARE DATA

                                                                                               YEAR ENDED
                                                                                               DECEMBER 31,
                                                                                    ---------------------------------
                                                                                        2009                 2008
                                                                                    ------------         ------------

 Revenues:
   Revenues from software applications                                              $    696,647         $    365,415
   Revenues from services to affiliated company                                                -              729,918
                                                                                    ------------         ------------
 Total revenues                                                                          696,647            1,095,333
                                                                                    ------------         ------------

 Cost of revenues                                                                        493,159            1,335,304
                                                                                    ============         ============

 Gross profit (loss)                                                                     203,488             (239,971)
                                                                                    ------------         ------------

 Operating expenses:
   Research and development                                                                    -               98,981
   Selling and marketing                                                                       -               37,493
   General and administrative                                                            749,693            1,488,202
   Gain on sale of intellectual property (Note 1.d)                                     (250,000)          (1,742,622)
                                                                                    ------------         ------------
 TOTAL operating expenses                                                                499,693             (117,946)
                                                                                    ------------         ------------

 Operating loss                                                                         (296,205)            (122,025)

 Financial expenses (income), net (note 12)                                              (83,165)             325,901
                                                                                    ------------         ------------

 Net income(loss) before taxes on income                                                (213,040)            (447,926)
 Taxes on income (note 11)                                                                     -                    -
                                                                                    ------------         ------------
                                                                                        (213,040)            (447,926)
                                                                                    ------------         ------------

 Share in profits (losses) of an affiliated company                                    2,076,828              (45,793)
                                                                                    ------------         ------------

 Net income (loss) from continuing operations                                          1,863,788             (493,719)
 Net income from discontinued operation, net                                                   -              (19,260)
                                                                                    ------------         ------------

 Net income (loss)                                                                     1,863,788             (474,459)
 Net income attributable to non controlling interest                                      50,000                    -
                                                                                    ------------         ------------

 Net income (loss) attributable to the Company                                         1,813,788             (474,459)
                                                                                    ============         ============

 Basic and diluted net income (loss) per share from continuing operation            $       0.06         $      (0.02)
 Basic and diluted net loss per share from discontinued operation                              -                    -
                                                                                    ------------         ------------

 Total basic and diluted net income (loss) per share                                $       0.06         $      (0.02)
                                                                                    ============         ============

 Weighted average number of common stock used in computing basic and diluted
    net loss per share                                                                32,319,031           32,319,031
                                                                                    ============         ============

The accompanying notes are an integral part of the consolidated financial statements.

                                     F - 4

                                         WIN GAMING MEDIA, INC. AND SUBSIDIARIES

STATEMENTS OF CHANGES IN EQUITY
--------------------------------------------------------------------------------
U.S. DOLLARS, EXCEPT SHARE DATA

                                                                                                              ACCUMULATED                                             TOTAL
                                                                                SHARE         ADDITIONAL         OTHER                               TOTAL         STOCKHOLDERS'
                                                           COMMON STOCK        CAPITAL          PAID-IN       COMPREHENSIVE      ACCUMULATED     COMPREHENSIVE        EQUITY
                                                              NUMBER           AMOUNT           CAPITAL       INCOME (LOSS)        DEFICIT       INCOME (LOSS)     (DEFICIENCY)
                                                           ------------     ------------     ------------     ------------      ------------      ------------     ------------

Balance as of January 1, 2008                                32,319,031     $     32,319     $ 17,060,714     $     (7,504)     $(17,335,988)     $ (3,976,910)    $   (250,459)
                                                           ============     ============     ============     ============      ============      ============     ============
 Net loss                                                             -                -                -                -          (474,459)         (474,459)        (474,459)
Foreign currency translation adjustments                              -                -                -             (543)                -              (543)            (543)

Issuance cost of provision issued shares and
  warrants                                                            -                -          124,020                -                 -                 -          124,020
Stock - based compensation                                            -                -          126,158                -                 -                 -          126,158
                                                           ------------     ------------     ------------     ------------      ------------      ------------     ------------

Balance as of December 31, 2008                              32,319,031     $     32,319     $ 17,310,892     $     (8,047)     $(17,810,447)     $ (4,451,912)    $   (475,283)
Net income                                                            -                -                -                -         1,813,788         1,813,788        1,813,788
Stock - based compensation                                                                         66,536                                                                66,536
Unrealized income on marketable securities                            -                -                -          188,250                 -           188,250          188,250
Reclassification adjustment to income on marketable
  securities                                                          -                -                -         (151,890)                -          (151,890)        (151,890)
                                                           ------------     ------------     ------------     ------------      ------------      ------------     ------------

 Balance as of December 31, 2009                             32,319,031     $     32,319     $ 17,377,428     $     28,313      $(15,996,659)     $ (2,601,764)    $  1,441,401
                                                           ============     ============     ============     ============      ============      ============     ============

The accompanying notes are an integral part of the consolidated financial statements.

                                     F - 5

                                     WIN GAMING MEDIA, INC. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
U.S. DOLLARS, EXCEPT SHARE DATA

                                                                                            YEAR ENDED
                                                                                            DECEMBER 31,
                                                                                   -------------------------------
                                                                                       2009                2008
                                                                                   -----------         -----------
 CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income (loss)                                                               $ 1,813,788         $  (474,459)
   Adjustments required to reconcile net loss to net cash used in operating activities:
     Realized gain on sale of marketable securities                                   (151,890)                  -
     Decrease in call option value                                                    (219,225)             12,457
     Depreciation and amortization                                                       2,453             312,377
     Decrease (increase) in trade and other accounts receivable prepaid
        expenses, and related parties                                                   65,367             111,999
     Stock - based compensation                                                         66,536             126,158
     Increase (decrease) in trade payables                                             (87,332)            (49,550)
     Decrease in employees and payroll accruals                                              -            (287,441)
     Increase (decrease) in accrued expenses and other liabilities                    (121,719)             49,411
     Decrease in related parties                                                             -             294,526
     Accrued severance pay, net                                                        (25,978)            (35,862)
     Share in losses (profits) of an affiliated company                             (2,076,828)            110,796
     Capital gain on sale of property and equipment                                          -             (78,563)
     Loss of prepayment of convertible debt                                                  -             124,020
     Impairment of discontinued assets                                                       -              31,506
     Gain on sale of IP in affiliated company                                                -          (1,742,622)
                                                                                   -----------         -----------

Net cash used in operating activities                                                 (734,828)         (1,495,247)
                                                                                   -----------         -----------

 CASH FLOWS FROM INVESTING ACTIVITIES:

   Proceeds from selling marketable securities                                         563,631                   -
   Proceeds from sale of property and equipment                                              -             120,960
   Proceeds from sale of intellectual property                                               -           1,750,000
                                                                                   -----------         -----------

 Net cash used in investing activities                                                 563,631          1,870, 960
                                                                                   -----------         -----------

 CASH FLOWS FROM FINANCING ACTIVITIES:

   Issuance of convertible debt  and warrants, net                                           -             550,000
   Redemption of convertible note                                                            -            (550,000)
   Short-term bank credit, net                                                          (5,133)              7,343
                                                                                   -----------         -----------

 Net cash provided (used in) by financing activities                                    (5,133)              7,343
                                                                                   -----------         -----------

 Effect of exchange rate changes on cash and cash equivalents                                -                (972)
                                                                                   -----------         -----------

 Increase (decrease) in cash and cash equivalents                                     (176,330)            382,084
 Cash and cash equivalents at the beginning of the year                                529,130             147,046
                                                                                   -----------         -----------

 Cash and cash equivalents at the end of the year                                      352,800             529,130
                                                                                   ===========         ===========

 SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
   Cash paid during the period for:
   Interest                                                                        $       244         $         -
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

                                     F - 6

                                      WIN GAMING MEDIA INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS, EXCEPT SHARE DATA

NOTE 1:- GENERAL:

a.   Win Gaming Media, Inc. (the "Company") was incorporated under the laws of the State of Nevada on April 23, 2002. The Company's shares are currently traded on the OTC Bulletin Board under the trading symbol WGMI.OB.
     Following the sale of our entire gaming software assets (see c,d,e below)
     the Company no longer offers any gaming applications development work and currently the Company's efforts are devoted to the recent launch of our new business activity in the field of binary options (see f below).

     The Company conducts its operations and business with and through its subsidiaries, (1) Win Gaming Media Inc. (Delaware), (2) Win Gaming Media
     Israel Ltd, (3) WGM Services Ltd., a company registered in Cyprus, (4)
     Gaming Ventures Plc ("Gaming"), a company incorporated in the Isle of Man, and (5) B. Option Ltd., an Israeli company ("B. Option"). Gaming has an 80%
     equity interest in RNG Gaming Limited ("RNG") which has filed for voluntary dissolution in 2009 (see e below).

     The Company also has 50% equity interest in Two Way Gaming Ltd. ("TWG"), a company registered in Alderney (see d below).

b.   On July 11, 2006, the Company formed Gaming. On August 4, 2006, Gaming filed with the Securities and Exchange Commission ("SEC") a registration statement on Form 20-F. As a result, Gaming is a separate reporting entity with the SEC that has the reporting obligations of a foreign private issuer, despite it being the Company's wholly owned subsidiary.

c.   On August 6, 2008, the Company's wholly owned subsidiary Win Gaming Media
     (Israel) Ltd., an Israeli corporation ("WGMI"), and Playtech Software
     Limited, a British Virgin Islands corporation ("Playtech") entered into an
     Intellectual Property and Technology Purchase Agreement (the "Agreement")
     under which Playtech agreed to purchase substantially all of the assets of
     WGMI, including but not limited to WGMI's intellectual property ("Purchased
     Assets") in consideration of a total amount of $1,750,000 that was recorded as operating income. (1) $1,750,000 of cash had been paid by Playtech to
     WGMI, (2) all of the employees of WGMI were terminated and 7 of them became employees of Playtech and (3) all of the Purchased Assets were transferred to Playtech.

d.   On April 13, 2009, RNG entered into an Intellectual Property and Technology
     Purchase Agreement, (the "Agreement"), under which RNG agreed to sell to an unaffiliated party and a leading online gaming software provider, substantially all of its multiplayer Blackjack tournament software platform, including its related intellectual property, for consideration of a total amount of $250,000 and a 3% share of the buyer's Blackjack revenue
     (as defined in such agreement) each year for the first 3 years from the date in which the buyer launches full commercial use of the Blackjack game, and 2% of the buyer's Blackjack revenue thereafter for an unlimited duration. The total consideration was used to offset the Company's indebtedness to the buyer.

     20% of the total consideration, which is equivalent to $50,000, is attributed to the 20% minority holder in RNG. In 2009, the Company paid
     $30,000 on account and the second installment of $20,000 is scheduled to be paid during 2010. The amount is recorded as a current liability.

     Following the sale of all RNG's assets, RNG has filed for voluntary dissolution with the Companies' register of Isle of Man.

                                     F - 7

                                      WIN GAMING MEDIA INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS, EXCEPT SHARE DATA

NOTE 1:- GENERAL (CONT.):

e.   On April 7, 2009, Two Way Gaming Limited ("TWG"), an affiliate of which the
     Company is a 50% shareholder, and Two Way Media ("TWM"), the other 50%
     shareholder of TWG (TWG and TWM, the "Sellers"), entered into an agreement
     (the "Netplay Transfer Agreement"), with Netplay TV Plc ("Netplay"). The
     Netplay Transfer Agreement includes the transfer of Challenge Jackpot's approximately 16,000 registered players, their account balances and the equipment to run the business. The consideration for the sale of the
     Challenge Jackpot business was (pound)2,000,000. The consideration was paid in newly issued ordinary shares of Netplay.

     At the closing, Netplay issued 8,533,333 shares of its ordinary shares to
     TWG, which shares were admitted to trading on May 21, 2009 on the London
     Stock Exchange plc's market known as AIM. Of these shares, 4,266,666 shares
     (50%) have been transferred to the Company.

     At the same time, Sellers and Virgin Media Television Limited ("Virgin")
     entered into a Termination and Settlement Agreement under which, on the closing date of the Netplay Transfer Agreement and subject to receipt by
     Virgin from Netplay of an initial payment, Virgin agreed to terminate the brand license agreement, the production agreement and all guarantees with
     TWG in connection with the operation of the Challenge Jackpot and to irrevocably waive and release all claims that Virgin may have towards TWG and, mainly the liability for paying minimum guarantee fees to Virgin.

     In addition, the guarantee for the unpaid players' balances of TWG was also removed in December 2009. Both the Company and TWM were liable in equal parts for their above mentioned guarantees. Prior to the transaction, the
     Company's share of 50% in both the minimum guarantee fees towards Virgin and the sum of the players' balance matches its prior negative investment amount in TWG. As a result of the termination of the guarantees with regards to the player's balance and the minimum guarantee fees the Company recorded its investment in TWG at zero and as a result charged $562,148 to income.

     As a result from the transaction the Company received from TWG 4,266,666 shares of Netplay. The Company recorded the acceptance of the shares as share in profit from an affiliated company at the closing in the amount of approximately $1.5 million. The shares are presented as available for sale marketable securities since there are certain limitations regarding the amount of shares that could be sold in the free market on a single trading day. The shares are recorded at fair value.

     In addition, one of the Company's main shareholders, a director and its
     Chief Executive Officer, Mr. Shimon Citron ("Mr. Citron") had a call option that would permit him to exercise 15% of the shares allocated to the
     Company based on the shareholders' agreement of TWG, and in return for Mr.
     Citron's consent to grant TWG unlimited right to use the Winnerchannel.com domain, which Mr. Citron owns. The call option was recorded at fair value.
     In the fourth quarter of 2009 the Company paid in cash to Mr. Citron
     $200,000 based on the fair value of the option and removed the call option liability.

f.   The Company has been seeking to enter into new business activities in the developing and growing market of online financial instruments. Following a market review of the foreign exchange and binary options industry the
     Company has elected to engage in the binary option segment. As a result, on
     November 18, 2009, the Company's newly formed wholly owned subsidiary WGM
     Services Ltd. (formerly Giona Trading Ltd.), a Cyprus corporation ("WGM"), signed an agreement with ParagonEX Limited, a British Virgin Islands corporation ("ParagonEX") (the "November Agreement"), under which ParagonEX provided to WGM the right to use its web-based platform (the "Software")
     which provides online trading of binary options. The Software enables online traders to invest in a wide range of binary options trading on a variety of financial markets around the world in real local time.

     The consideration for the right to use ParagonEX's platform will be up to
     12% of the revenues from end users. Both WGM and B. Option are obligated together to invest, in marketing activity of the site, a total amount of
     $500,000 from the go live date of March 23, 2010; otherwise a fee of
     $50,000 is owed to ParagonEX jointly by WGM and B. Option.

                                     F - 8

                                      WIN GAMING MEDIA INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS, EXCEPT SHARE DATA

NOTE 1:- GENERAL (CONT.):

g.   Concentration of risk that may have a significant impact on the Company:
     The Company derived 100% of its revenues in the year 2009 from 3 major customers (see Note 9.b).

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES:

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

     Accordingly, monetary accounts maintained in currencies other than the dollar are remeasured into U.S. dollars according to FASB ACS Topic 830
     "Foreign currency matters". All transactions gains and losses of the remeasurement of monetary balance sheet items are reflected in the consolidated statements of operations as financial income or expenses as appropriate.

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
U.S. DOLLARS, EXCEPT SHARE DATA

NOTE 2:-      SIGNIFICANT ACCOUNTING POLICIES (CONT.):

e.   Property and equipment:

     Property and equipment are stated at cost, net of accumulated depreciation.
     Depreciation is computed using the straight-line method, over the estimated useful lives of the assets, at the following annual rates:

                                                                %
                                                     --------------------------

     Computers and peripheral equipment                         33
     Electronic devices                                         15

f.   Severance pay:

     The Company's liability for severance pay in respect to its Israeli employees is calculated pursuant to Israeli severance pay law based on the most recent salary of the employees multiplied by the number of years of employment based on undiscounted cash flows as of the balance sheet date.
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

     Severance expenses for the years ended December 31, 2009, and 2008 amounted to $0 and $62,850, respectively.

g.   Accounting for stock-based compensation:

     The Company accounts for stock based compensation to employees in accordance with "Share-Based Payment" accounting standard, which was adopted effective January 2006. The Company measures and recognizes compensation expense for share-based awards based on estimated fair values on the date of grant using the Black-Scholes option-pricing model. This option pricing model requires that the Company make several estimates, including the option's expected life and the price volatility of the underlying stock.

h.   Revenue recognition:

     The Company is entitled to royalties from revenue sharing arrangements upon sublicensing of the Company's products to end-users. The Company recognizes royalties from revenue sharing arrangements during the period based on reports obtained from its customers through the relevant reporting period on a monthly basis. The revenues from support services are recognized upon providing of the service.

                                     F - 10

                                      WIN GAMING MEDIA INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS, EXCEPT SHARE DATA

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES (CONT.):

i.   Income taxes:

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

j.   Concentrations of credit risk:

     Financial instruments that potentially subject the Company and its subsidiaries to concentrations of credit risk consist principally of cash and cash equivalents. The majority of the Company's cash and cash equivalents are invested in dollar instruments with major banks in Israel, the United Kingdom and the United States. Such cash and cash equivalents in the United States may be in excess of insured limits and are not insured in other jurisdictions. Management believes that the financial institutions that hold the Company's investments are financially sound and accordingly, minimal credit risk exists with respect to these investments.

     The Company and its subsidiaries have no off-balance-sheet concentration of credit risk such as foreign exchange contracts, option contracts or other foreign currency arrangements.

k.   Basic and diluted net income (loss) per share-EPS:

     Basic net (income) loss per share is computed based on the weighted average number of common shares outstanding during each year. Diluted loss per share is computed based on the weighted average number of common shares outstanding during each year, plus dilutive potential common shares considered outstanding during the year. For the year ended December 31,
     2009 all the options outstanding have been excluded from the calculation of diluted EPS because their exercise price was higher than the average market price of the Company's common stock. For the year ended December 31, 2008 the Company incurred a Net loss and therefore no diluted EPS was presented.

l.   Impact of recently issued Accounting Standards:

     ADOPTION OF NEW ACCOUNTING STANDARDS

     ACCOUNTING STANDARDS CODIFICATION:

     In June 2009, the FASB issued Statement of Financial Accounting Standards
     ("SFAS") No. 168, The FASB Accounting Standards Codification and the
     Hierarchy of Generally Accepted Accounting Principles (the "Codification").
     This standard replaces SFAS No. 162, The Hierarchy of Generally Accepted
     Accounting Principles, and establishes only two levels of U.S. GAAP, authoritative and nonauthoritative. The FASB ASC has become the source of authoritative, nongovernmental U.S. GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative U.S. GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The adoption of the Codification changed the Company's references to U.S. GAAP accounting standards but did not impact the Company's results of operations, financial position or liquidity.

                                     F - 11

                                      WIN GAMING MEDIA INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS, EXCEPT SHARE DATA

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES (CONT.):

l.   Impact of recently issued Accounting Standards (Cont.):

     ADOPTION OF NEW ACCOUNTING STANDARDS (CONT.):

     ACCOUNTING STANDARDS CODIFICATION (CONT.):

     PARTICIPATING SECURITIES GRANTED IN SHARE-BASED TRANSACTIONS

     Effective January 1, 2009, the Company adopted a new accounting standard included in ASC 260, Earnings Per Share (formerly FASB Staff Position
     ("FSP") Emerging Issues Task Force 03-6-1, Determining Whether Instruments
     Granted in Share-Based Payment Transactions Are Participating Securities).
     The new guidance clarifies that non-vested share-based payment awards that entitle their holders to receive nonforfeitable dividends or dividend equivalents before vesting should be considered participating securities and included in basic earnings per share. The Company's adoption of the new accounting standard did not have a material effect on previously issued or current earnings per share.

     BUSINESS COMBINATIONS AND NONCONTROLLING INTERESTS

     Effective January 1, 2009, the Company adopted a new accounting standard included in ASC 805, Business Combinations (formerly SFAS No. 141(R),
     Business Combinations). The new standard applies to all transactions or other events in which an entity obtains control of one or more businesses.
     Additionally, the new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement date for all assets acquired and liabilities assumed; and
     requires the acquirer to disclose additional information needed to evaluate and understand the nature and financial effect of the business combination.
     The Company's adoption of this new accounting standard did not have a material effect on the Company's consolidated financial statements.

     Effective January 1, 2009, the Company adopted a new accounting standard included in ASC 810, Consolidations (formerly SFAS 160, Noncontrolling
     Interests in Consolidated Financial Statements). The new accounting standard establishes accounting and reporting standards for the noncontrolling interest (or minority interests) in a subsidiary and for the deconsolidation of a subsidiary by requiring all noncontrolling interests in subsidiaries be reported in the same way, as equity in the consolidated financial statements. As such, this guidance has eliminated the diversity in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. The
     Company's adoption of this new accounting standard did not have a material effect on the Company's consolidated financial statements.

     FAIR VALUE MEASUREMENT AND DISCLOSURE

     Effective January 1, 2009, the Company adopted a new accounting standard included in ASC 820, Fair Value Measurements and Disclosures ("ASC 820")
     (formerly FASB FSP No. 157-2, Effective Date of FASB Statement No. 157),
     which delayed the effective date for disclosing all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value on a recurring basis (at least annually). This standard did not have a material effect on the Company's consolidated financial statements.

                                     F - 12

                                      WIN GAMING MEDIA INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS, EXCEPT SHARE DATA

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES (CONT.):

l.   Impact of recently issued Accounting Standards (Cont.):

     ADOPTION OF NEW ACCOUNTING STANDARDS (CONT.):

     FAIR VALUE MEASUREMENT AND DISCLOSURE (CONT.):

     In April 2009, the FASB issued new guidance for determining when a transaction is not orderly and for estimating fair value when there has been a significant decrease in the volume and level of activity for an asset or liability. The new guidance, which is now part of ASC 820
     (formerly FSP 157-4, Determining Fair Value When the Volume and Level of
     Activity for the Asset or Liability Have Significantly Decreased and
     Identifying Transactions That Are Not Orderly), requires disclosure of the inputs and valuation techniques used, as well as any changes in valuation techniques and inputs used during the period, to measure fair value in interim and annual periods. In addition, the presentation of the fair value hierarchy is required to be presented by major security type as described in ASC 320, Investments -- Debt and Equity Securities. The provisions of the new standard were effective for interim periods ending after June 15,
     2009. The adoption of the new standard on April 1, 2009 did not have a material effect on the Company's consolidated financial statements.

     In April 2009, the Company adopted a new accounting standard included in
     ASC 820, (formerly FSP 107-1 and Accounting Principles Board 28-1, Interim
     Disclosures about Fair Value of Financial Instruments). The new standard requires disclosures of the fair value of financial instruments for interim reporting periods of publicly traded companies in addition to the annual disclosure required at year-end. The provisions of the new standard were effective for the interim periods ending after June 15, 2009. The Company's adoption of this new accounting standard did not have a material effect on the Company's consolidated financial statements.

     In August 2009, the FASB issued new guidance relating to the accounting for the fair value measurement of liabilities. The new guidance, which is now part of ASC 820, provides clarification that in certain circumstances in which a quoted price in an active market for the identical liability is not available, a company is required to measure fair value using one or more of the following valuation techniques: the quoted price of the identical liability when traded as an asset, the quoted prices for similar liabilities or similar liabilities when traded as assets, or another valuation technique that is consistent with the principles of fair value measurements. The new guidance clarifies that a company is not required to include an adjustment for restrictions that prevent the transfer of the liability and if an adjustment is applied to the quoted price used in a valuation technique, the result is a Level 2 or 3 fair value measurement.
     The new guidance is effective for interim and annual periods beginning after August 27, 2009. The Company's adoption of the new guidance did not have a material effect on the Company's consolidated financial statements.

     DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     Effective January 1, 2009, the Company adopted a new accounting standard included in ASC 815, Derivatives and Hedging (formerly SFAS No. 161,
     Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133). The new accounting standard requires enhanced disclosures about an entity's derivative and hedging activities and is effective for fiscal years and interim periods beginning after November 15,
     2008. Since the new accounting standard only required additional disclosure, the adoption did not impact the Company's consolidated financial statements.

                                     F - 13

                                      WIN GAMING MEDIA INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS, EXCEPT SHARE DATA

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES (CONT.):

l.   Impact of recently issued Accounting Standards (Cont.):

     ADOPTION OF NEW ACCOUNTING STANDARDS (CONT.):

     OTHER-THAN-TEMPORARY IMPAIRMENTS

     In April 2009, the FASB issued new guidance for the accounting for other-than-temporary impairments. Under the new guidance, which is part of
     ASC 320, Investments -- Debt and Equity Securities (formerly FSP 115-2 and
     124-2, Recognition and Presentation of Other-Than-Temporary Impairments),
     an other-than-temporary impairment is recognized when an entity has the intent to sell a debt security or when it is more likely than not that an entity will be required to sell the debt security before its anticipated recovery in value. The new guidance does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities and is effective for interim and annual reporting periods ending after June 15, 2009. The Company's adoption of the new guidance did not have a material effect on the Company's consolidated financial statements.

     SUBSEQUENT EVENTS

     In May 2009, the FASB issued new guidance for subsequent events. The new guidance, which is part of ASC 855, Subsequent Events (formerly SFAS No.
     165, Subsequent Events) is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The new guidance is effective for fiscal years and interim periods ended after June 15, 2009 and will be applied prospectively. The
     Company's adoption of the new guidance did not have a material effect on the Company's consolidated financial statements.

     ACCOUNTING STANDARDS NOT YET EFFECTIVE

     ACCOUNTING FOR THE TRANSFERS OF FINANCIAL ASSETS

     In June 2009, the FASB issued new guidance relating to the accounting for transfers of financial assets. The new guidance, which was issued as SFAS
     No. 166, Accounting for Transfers of Financial Assets, an amendment to SFAS
     No. 140, was adopted into Codification in December 2009 through the issuance of Accounting Standards Updated ("ASU") 2009-16. The new standard eliminates the concept of a "qualifying special-purpose entity," changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity's continuing involvement in and exposure to the risks related to transferred financial assets. The new guidance is effective for fiscal years beginning after November 15, 2009. The Company will adopt the new guidance in 2010 and is evaluating the impact it will have to the Company's consolidated financial statements.

                                     F - 14

                                      WIN GAMING MEDIA INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS, EXCEPT SHARE DATA

NOTE 2:- SIGNIFICANT ACCOUNTING POLICIES (CONT.):

l.   Impact of recently issued Accounting Standards (Cont.):

     ACCOUNTING STANDARDS NOT YET EFFECTIVE (CONT.):

     ACCOUNTING FOR VARIABLE INTEREST ENTITIES (CONT.):

     In June 2009, the FASB issued revised guidance on the accounting for variable interest entities. The revised guidance, which was issued as SFAS
     No. 167, Amending FASB Interpretation No. 46(R), was adopted into
     Codification in December 2009 through the issuance of ASU 2009-17. The revised guidance amends FASB Interpretation No. 46(R), Consolidation of
     Variable Interest Entities, in determining whether an enterprise has a controlling financial interest in a variable interest entity. This determination identifies the primary beneficiary of a variable interest entity as the enterprise that has both the power to direct the activities of a variable interest entity that most significantly impacts the entity's economic performance, and the obligation to absorb losses or the right to receive benefits of the entity that could potentially be significant to the variable interest entity. The revised guidance requires ongoing reassessments of whether an enterprise is the primary beneficiary and eliminates the quantitative approach previously required for determining the primary beneficiary. The Company does not expect that the provisions of the new guidance will have a material effect on its consolidated financial statements.

     REVENUE RECOGNITION

     In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue
     Arrangements. The new standard changes the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable based on the relative selling price. The selling price for each deliverable is based on vendor-specific objective evidence ("VSOE") if available, third-party evidence if VSOE is not available, or estimated selling price if neither
     VSOE or third-party evidence is available. ASU 2009-13 is effective for revenue arrangements entered into in fiscal years beginning on or after
     June 15, 2010. The Company does not expect that the provisions of the new guidance will have a material effect on its consolidated financial statements.

NOTE 3 - FAIR VALUE MEASUREMENT:

a.   Fair value of financial instruments:

     The Company measures fair value and discloses fair value measurements for financial assets and liabilities. Fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. On
     January 1, 2009 the Company adopted a newly issued accounting standard for fair value measurement of all non-financial assets and liabilities as well.
     The adoption did not have a significant effect on the Company's financial statements.

     In April 2009, the FASB issued additional guidance on factors to consider when estimating fair value consequent to a significant decrease in market activity for a financial asset. As applicable for the Company, this guidance became effective for interim and annual periods starting April 1,
     2009, and did not have a material impact on the Company's consolidated financial statements.

     The accounting standard establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

     Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

     Level 2: Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.

     Level 3: Unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

                                     F - 15

                                      WIN GAMING MEDIA INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS, EXCEPT SHARE DATA

NOTE 3 - FAIR VALUE MEASUREMENT (CONT.):

b.   The Company's financial assets measured at fair value or a recurring basis, consisted of the following types of instruments as of December 31, 2009:

                                        FAIR VALUE MEASUREMENTS USING INPUT TYPE
                                 ------------------------------------------------------
                                   LEVEL (1)     LEVEL (2)     LEVEL (3)     TOTAL
                                 -----------    -----------   ----------    -----------

Cash and cash equivalents        $   352,800    $         -   $        -    $   352,800
Marketable securities              1,139,299              -            -      1,139,299
                                 -----------    -----------   ----------    -----------
                                 $ 1,492,099    $         -   $        -    $ 1,492,099
                                 ===========    ===========   ==========    ===========

As of December 31, 2008 the Company had a call option derivative liability in the amount of $219,225 categorized in Level 3. The call option was realized in
2009.

NOTE 4:- OTHER ACCOUNTS RECEIVABLE, PREPAID EXPENSES AND RELATED PARTIES:

                                    DECEMBER 31,
                              ----------------------
                               2009            2008
                              -------        -------

Government authorities        $ 5,289        $34,643
Prepaid expenses               66,612         64,842
                              -------        -------
                              $71,901        $99,485
                              =======        =======

NOTE 5:- PROPERTY AND EQUIPMENT, NET:

                                                 DECEMBER 31,
                                             --------------------
                                              2009          2008
                                             ------        ------
Cost:
   Computers and peripheral equipment        $4,108        $4,108
                                             ------        ------
                                              4,108         4,108
                                             ------        ------
Accumulated depreciation:
   Computers and peripheral equipment         3,825         1,372
                                             ------        ------
                                              3,825         1,372
                                             ------        ------
Depreciated cost                             $  283        $2,736
                                             ======        ======

Depreciation expenses were $2,453 and $205,068 for the years ended December 31,
2009 and 2008, respectively.

NOTE 6:- ACQUIRED TECHNOLOGY, NET:

Acquired technology from the acquisition of the business from Win Gaming Media
(Israel) in April 2005 was fully depreciated as of December 31, 2008.
Depreciation expenses were $0 and $107,309 for the years ended December 31, 2009 and 2008, respectively.

                                     F - 16

                                      WIN GAMING MEDIA INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS, EXCEPT SHARE DATA

NOTE 7:- SHORT-TERM BANK CREDIT:

                                                                INTEREST RATE                 DECEMBER 31,
                                                          --------------------------  ----------------------------
                                                              2009         2008           2009          2008
                                                          ------------ -------------  -------------  -------------
                                                                      %
                                                          --------------------------

Short-term bank credit linked to New Israeli Shekel
   (NIS) (overdraft)                                        9.0-10.0      7.0-8.0     $       2,210  $       7,343
                                                                                      =============  =============
       Total authorized credit lines                                                  $      15,000  $      15,000
                                                                                      =============  =============

NOTE 8:- COMMITMENTS AND CONTINGENT LIABILITIES:

Lease commitments:

The Company leases its facilities under a new lease agreement in Israel, which was signed in September 9, 2008 and will expire in August 31, 2010. Future minimum commitments under non-cancelable operating leases as of December 31,
2009 are as follows:

                                                                   RENTAL OF
YEAR ENDING DECEMBER 31,                                           PREMISES
------------------------------------------------------------    ---------------

2010                                                            $        67,113
                                                                ---------------
                                                                $        67,113
                                                                ===============

Total rent and other attendant expenses for the years ended December 31, 2009 and 2008 were approximately $26,341 and $57,969, respectively.

NOTE 9:- GEOGRAPHIC INFORMATION AND MAJOR CUSTOMERS:

a.   Summary information about geographic areas:

     The Company manages its business on the basis of one operating segment (see
     Note 1 for a brief description of the Company's business).

     The following is a summary of revenues within geographic areas, based on customer's location:

                         YEAR ENDED DECEMBER 31,
                      ----------------------------
                         2009              2008
                      ----------        ----------

Alderney              $        -        $  729,918
United Kingdom           585,183            34,643
United States            111,464           155,772
Australia                      -           175,000
                      ----------        ----------
                      $  696,647        $1,095,333
                      ==========        ==========

                                     F - 17

                                      WIN GAMING MEDIA INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS, EXCEPT SHARE DATA

NOTE 9:- GEOGRAPHIC INFORMATION AND MAJOR CUSTOMERS (CONT.):

b.   Major customer data as percentage of total revenues:

                                              2009          2008          2007
                                              ----          ----          ----

     Customer A                                13%           16%          31%
     Customer B -                               3%           12%          22%
     Customer C                                84%            -            -
     Customer D (related party)                 -            67%          26%

NOTE 10:- SHARE CAPITAL:

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

c.   Stock option plans:

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

     2.   On August 8, 2008, the Company granted to employees 1,310,000 fully vested options at an exercise price of $0.06 under the terms of the
          Company's option plan. The fair value of the options on grant date totaled $67,072.

                                     F - 18

                                      WIN GAMING MEDIA INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS, EXCEPT SHARE DATA

NOTE 10:- SHARE CAPITAL (CONT.):

c.   Stock option plans (Cont.):

     3.   On September 15, 2008, the Company granted to the members of the board of directors, an option, under the terms of the Company's option plan, to purchase an aggregate of 2,400,000 shares of common stock of the
          Company at an exercise price of $0.06 per share. Each director's right to exercise such option will vest in 12 equal quarterly installments during a period of three years commencing in August 6, 2008, provided that the Company's agreement with such director does not terminate earlier. The fair value of the options on grant date totaled $122,888.

     4.   A summary of the Company's share option activity to employees, directors and service providers and related information is as follows:

                                                                 YEAR ENDED DECEMBER 31,
                                                  -------------------------------------------------------
                                                             2009                        2008
                                                  --------------------------   --------------------------
                                                                    WEIGHTED                    WEIGHTED
                                                                     AVERAGE                    AVERAGE
                                                   NUMBER           EXERCISE     NUMBER         EXERCISE
                                                 OF OPTIONS          PRICE     OF OPTIONS        PRICE
                                                  ---------        ---------   ---------        ---------
                                                                       $                            $
                                                                   ---------                    ---------

Outstanding at the beginning of the year          7,511,379             0.69   3,950,965             0.98
Granted                                                   -                -   3,710,000             0.06
Forfeited                                                 -                -     149,586                -
                                                  ---------        ---------   ---------        ---------
Outstanding at the end of the year                7,511,379             0.69   7,511,379             0.57
                                                  =========        =========   =========        =========
Options exercisable at the end of the year        6,578,046             0.64   5,927,749             0.69
                                                  =========        =========   =========        =========

Weighted-average fair value of options
  granted during the year                         $       -                    $    0.01
                                                  =========                    =========

     5.   The fair value of each option granted is estimated on the date of grant, using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0% for all years:
          expected volatility: 2008 - 110% risk-free interest rate: 2008 - 4.0%
          expected life: 2008 - 6.5 years. Expected forfeiture for options granted to directors and managers: 2008 - 0%. There is no intrinsic value for option outstanding and exercisable in 2008 and 2009 as the market price of the share was lower than the exercise price.

     6.   The expected volatility is based on the historical volatility of the
          Company's stock. The risk-free interest rate assumption is based on observed interest rates appropriate for the expected term of the stock options granted. The Company used the simplified method to compute the expected option term. The dividend yield assumption reflects the expected dividend yield based on historical dividends. Pre-vesting forfeiture rates were estimated based on pre-vesting forfeiture experience.

                                     F - 19

                                      WIN GAMING MEDIA INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS, EXCEPT SHARE DATA

NOTE 10:- SHARE CAPITAL (CONT.):

c.   Stock option plans (Cont.):

     The options outstanding as of December 31, 2009, have been classified by ranges of exercise price, as follows:

                               OPTIONS             WEIGHTED                              OPTIONS
                             OUTSTANDING           AVERAGE                              EXERCISABLE       WEIGHTED AVERAGE
                                AS OF             REMAINING          WEIGHTED              AS OF          EXERCISE PRICE
                             DECEMBER 31,        CONTRACTUAL          AVERAGE           DECEMBER 31,        OF OPTIONS
         EXERCISE PRICE          2009            LIFE (YEARS)      EXERCISE PRICE          2009             EXERCISABLE
       -----------------  ------------------  ------------------ ------------------ ------------------- -------------------
               $                                                         $                                       $
       -----------------                                         ------------------                     -------------------
            $0.0575                  500,000         0.58             $0.0575                   500,000      $0.0575
             0.06                  3,510,000         6.55              0.06                   2,576,667        0.06
             0.73                    200,000         6.25              0.73                     200,000        0.73
               1                     961,305         1.60               1                       961,305        1.00
             1.15                  2,340,074         1.08              1.15                   2,340,074        1.15
                          ------------------                                        -------------------
                                   7,511,379                                                  6,578,046
                          ==================                                        ===================

NOTE 11:- INCOME TAXES:

a.   Profit (loss) before taxes on income:

                    YEAR ENDED DECEMBER 31,
                -------------------------------
                   2009                 2008
                -----------         -----------

Domestic        $ 1,066,208         $  (633,029)
Foreign             235,432             185,103
                -----------         -----------
                $ 1,301,640         $  (447,926)
                ===========         ===========

b.   Deferred income taxes:

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
     Significant components of the Company and its subsidiaries' deferred tax assets are as follows:

                                                         YEAR ENDED DECEMBER 31,
                                                     -------------------------------
                                                        2009                 2008
                                                     -----------         -----------

Operating loss carryforward                          $ 2,723,000         $ 3,338,500
Temporary differences                                          -              18,731
                                                     -----------         -----------

Deferred tax asset before valuation allowance          2,723,000           3,357,231
Valuation allowance                                   (2,723,000)         (3,357,231)
                                                     -----------         -----------

Net deferred tax asset                               $         -         $         -
                                                     ===========         ===========

     On December 31, 2009, the Company and its subsidiaries have provided valuation allowances of $ 2,723,000 in respect of deferred tax assets resulting from tax loss carryforwards and other temporary differences.
     Management currently believes that since the Company and its subsidiaries have a history of losses it is more likely than not that the deferred tax regarding the loss carryforwards and other temporary differences will not be realized in the foreseeable future. The change in valuation allowance was $634,231 in 2009.

                                     F - 20

                                      WIN GAMING MEDIA INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS, EXCEPT SHARE DATA

NOTE 11:- INCOME TAXES (CONT.):

c.   Net operating losses carryforwards:

     The U.S. subsidiaries have accumulated losses for tax purposes as of
     December 31, 2009, in the amount of $ 7,780,000 which may be carried forward and offset against taxable income, and which expires during the years 2022 through 2025.

d.   Theoretical tax:

     The main reconciling items between the statutory tax rate of the Company and the effective tax rate are the non-recognition of the benefits from accumulated net operating losses carry forward among the various subsidiaries worldwide due to the uncertainty of the realization of such tax benefits.

e.   Tax rates on Israeli subsidiaries:

     On July 14, 2009, the Law for Economic Efficiency (Legislative Amendments
     for Implementation of the Economic Plan for the years 2009 and 2010), 2009, was passed by the Israel Knesset, which provided, among other things, an additional gradual reduction in the Company Tax rate to 18% in 2016 and thereafter. Pursuant to the said Amendments, the Company Tax rates applicable in the 2009 tax year and thereafter are as follows: in the 2009 tax year - 26%, in the 2010 tax year - 25%, in the 2011 tax year - 24%, in the 2012 tax year - 23%, in the 2013 tax year - 22%, in the 2014 tax year -
     21%, in the 2015 tax year - 20% and in the 2016 tax year and thereafter the applicable Company Tax rate will be 18%.

f.   Income taxes on non-Israeli subsidiaries:

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

                                     F - 21

                                      WIN GAMING MEDIA INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS, EXCEPT SHARE DATA

NOTE 12:- FINANCIAL EXPENSES

                                                           YEAR ENDED DECEMBER 31,
                                                         ---------------------------
                                                            2009             2008
                                                         ---------         ---------

Financial (Income) expenses:
  Interest, bank charges and fees, net                      19,915            31,642
  Change in value of written call options                   67,105            12,457
  Foreign currency translation differences                 (17,692)           99,227
  Relaized gain on marketable securities.                 (152,493)                -
  Change in value of convertible debt                            -           124,020
  Interest and other expenses on convertible debt                -            58,555
                                                         ---------         ---------
                                                         $ (83,165)        $ 325,901
                                                         =========         =========

NOTE 13:- RELATED PARTIES TRANSACTIONS

a.   On March 10, 2008 the board of directors of the Issuer (the "Board")
     approved the entry of the registrant into a convertible debt transaction with Mr. Citron, subject to shareholder approval at a special meeting in lieu of an annual meeting (the "Meeting"). On April 29, 2008, the holders of a majority of the shares of the Issuer's common stock represented at the
     Meeting approved the transaction loan agreement documents documented by a
     Convertible Loan Agreement, a Convertible Promissory Note, a Security
     Agreement and a Common Stock Purchase Warrant, all of which were dated as of March 6, 2008. The Common Stock Purchase Warrant to purchase up to
     $500,000 worth of shares of common stock of the registrant, calculated as
     $500,000 divided by the conversion price of $0.0595 per share would permit the purchase of 8,403,361 shares of common stock.

b.   In August 2008, the Board approved a loan from Mr. Citron under similar terms but with no assets pledged as collateral for an amount of $50,000, thereby entitling Mr. Citron to an additional warrant to purchase 840,336 shares of common stock of the registrant at an exercise price of $0.0595 per share. The loan accrued interest at a rate of 15% per annum. Payment of the principal and interest paid in cash in 2008.

c.   On September 23, 2008, we entered into a consulting agreement ("Agreement")
     with Citron Investments Ltd. (the "Consultant"), an Israeli corporation wholly owned by our director and CEO, Mr. Shimon Citron. Pursuant to the
     Agreement, we retained the services of the Consultant to provide the services of Mr. Shimon Citron as our CEO in a part time capacity. Pursuant to the Agreement, we are required to pay the Consultant a monthly fee of
     $10,000, and will reimburse expenses incurred by the Consultant in connection with one automobile owned and operated by the Consultant not to exceed $1,000 per month and shall include Mr. Citron in its liability insurance program for officers and directors. In addition, under the terms of the Agreement, should our valuation based on the price per share of our shares as quoted on the stock exchange or on an automatic quotation system
     (such as the OTC Bulletin Board) in which our shares are listed or quoted, during the term of this Agreement, exceed $10,000,000 throughout a continuous period of at least 30 consecutive days, then the Consultant shall be entitled to receive from us a special bonus equaling 2% of the average of our valuation in such 30-day period. The term of the Agreement is 6 months, effective June 6, 2008 with automatic extension for an undefined period. The Agreement can be terminated by either party for no reason with a 90-day advance written notice or for a material breach with a
     14-day advance written notice if such a breach was not cured during the aforesaid 14-day period.

d.   On April 7, 2009, TWG, 50% owned by us and 50% owned by TWM (we refer to
     TWG and TWM as the Sellers), entered into an agreement, or the Netplay
     Transfer Agreement, with Netplay TV plc, or Netplay. The Netplay Transfer
     Agreement provided for the transfer by the Sellers of certain gaming services, known as Challenge Jackpot, and the transfer of about 16,000 registered players of Challenge Jackpot, an interactive game application provided to Virgin, their account balances and the equipment required for running such business. The transaction closed on May 21, 2009, following the approval thereof by Netplay's shareholders on May 11, 2009, the completion of the agreement between Netplay and Virgin for the assignment of the agreement dated June 2008, between TWG and Virgin and the payment of
     GBP 200,000 from TWG to Virgin. At the closing, Netplay issued 8,533,333 of its ordinary shares to TWG, which shares were admitted to trading on May
     21, 2009 on the London Stock Exchange plc's market known as AIM. Of these shares, 4,266,666 shares were transferred to us and deposited with Panmure
     Gordon & Co to be sold by the latter during the first year from the closing, as it shall reasonably require with a view to maintaining an orderly market for the shares of Netplay. Based on the shareholder's agreement of TWG and in return for Shimon Citron's, our Chief Executive
     Officer ("Mr. Citron"), consent to grant TWG the unlimited right to use the
     Winnerchannel.com domain, which Mr. Citron owns, he was entitled to receive
     7.5% of all the proceeds generated from the sale of a part or all of TWG's assets which is equivalent to 15% of the received shares allocated to the
     Company. In 2009, Mr.Citron received from the company a total of $286,330 in return for his 15% portion of Netplay's shares.

                                     F - 22

                                      WIN GAMING MEDIA INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS, EXCEPT SHARE DATA

NOTE 14:- SUBSEQUENT EVENTS:

     On February 24, 2010, the Company's additional newly formed wholly owned subsidiary, B. Option Ltd., and ParagonEX, entered into an agreement (the
     "Agreement") under which ParagonEX provided to B. Option the right to use its Software. The Agreement includes similar terms to the November
     Agreement (see Note 1.f). The Agreement relates solely to marketing the
     Software in the Israeli market, and the user interface is in Hebrew.

                                     F - 23