Form 10-Q
period 2010-03-31
Win Gaming Media, Inc.
filed 2010-05-03
CIK 1175442

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

                  For the quarterly period ended March 31, 2010

                                       OR

[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

      For the transition period from _________________ to _________________

                        Commission file number 000-51255

                             WIN GAMING MEDIA, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                 NEVADA                                   98-037121
     (State or Other Jurisdiction of                   (I.R.S. Employer
     Incorporation or Organization)                   Identification No.)

  55 IGAL ALON STREET, TEL AVIV, ISRAEL                    67891
(Address of principal executive offices)                 (Zip code)

                              (972) - 73 - 755-4500
              (Registrant's telephone number, including area code)

                  65 IGAL ALON STREET, TEL AVIV, 67443, ISRAEL
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

                               Yes [_]     No [X]

The number of shares outstanding of the registrant's Common Stock, $0.001 par value, was 32,319,031 as of April, 22, 2010.

                                TABLE OF CONTENTS

                                                                            PAGE
--------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION:

   Item 1.   Consolidated Balance Sheets (Unaudited)                       F-1 - F-2

             Consolidated Statements of Operations (Unaudited)                F-3

             Consolidated Statements of Cash Flows (Unaudited)                F-4

             Notes to Consolidated Financial Statements (Unaudited)        F-5 - F-8

   Item 2.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                         1

   Item 3.   Quantitative and Qualitative Disclosures About Market Risk        3

   Item 4T.  Controls and Procedures                                           4

PART II - OTHER INFORMATION:                                                   5

   Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds       5

   Item 6.   Exhibits                                                          5

SIGNATURES                                                                     6

                                       i

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                             WIN GAMING MEDIA, INC.
                              AND ITS SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                              AS OF MARCH 31, 2010

                                 IN U.S. DOLLARS

                                      INDEX

                                                                     PAGE
                                                                ----------------

CONSOLIDATED BALANCE SHEETS                                        F-1 - F-2

CONSOLIDATED STATEMENTS OF OPERATIONS                                 F-3

CONSOLIDATED STATEMENTS OF CASH FLOWS                                 F-4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                         F-5 - F-8

                                     WIN GAMING MEDIA, INC. AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
U.S. DOLLARS, EXCEPT SHARE DATA

                                                          MARCH 31,        DECEMBER 31,
                                                            2010              2009
                                                        ------------      ------------
                                                         UNAUDITED           AUDITED
                                                        ------------      ------------

ASSETS

 CURRENT ASSETS:
   Cash and cash equivalents                            $    491,722      $    352,800
   Other accounts receivable and  prepaid expenses            67,295            71,901
   Marketable securities                                     746,171         1,139,299
                                                        ------------      ------------

 TOTAL current assets                                      1,305,188         1,564,000
                                                        ------------      ------------

 PROPERTY AND EQUIPMENT, NET                                  38,269               283
                                                        ============      ============

Total assets                                            $  1,343,457      $  1,564,283
                                                        ============      ============

The accompanying notes are an integral part of the consolidated financial statements.

                                     F - 1

                                     WIN GAMING MEDIA, INC. AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
U.S. DOLLARS, EXCEPT SHARE DATA

                                                                                       MARCH 31,         DECEMBER 31,
                                                                                         2010                2009
                                                                                      ------------       ------------
                                                                                       UNAUDITED            AUDITED
                                                                                      ------------       ------------

LIABILITIES AND EQUITY

 CURRENT LIABILITIES:
   Short-term bank credit                                                             $      3,591       $      2,210
   Accounts payables                                                                        11,315              4,137
   Accrued expenses and other liabilities                                                   90,377            116,535
                                                                                      ------------       ------------

 TOTAL current liabilities                                                                 105,283            122,882

 TOTAL liabilities                                                                         105,283            122,882
                                                                                      ------------       ------------

 EQUITY:
   Common stock of $ 0.001 par value:
   Authorized: 75,000,000 shares at March 31, 2010 and December 31, 2009; Issued and outstanding: 32,319,031 shares at March 31, 2010 and December 31, 2009,
     respectively                                                                           32,319             32,319
   Additional paid-in capital                                                           17,399,928         17,377,428
   Accumulated other comprehensive income (loss)                                           (18,805)            28,313
   Accumulated deficit                                                                 (16,175,268)       (15,996,659)
                                                                                      ------------       ------------

 Equity                                                                                  1,238,174          1,441,401
                                                                                      ============       ============

 TOTAL liabilities and equity                                                         $  1,343,457       $  1,564,283
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

                                     F - 2

                                     WIN GAMING MEDIA, INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
U.S. DOLLARS, EXCEPT SHARE DATA

                                                                                      THREE MONTHS ENDED
                                                                                 -------------------------------
                                                                                  MARCH 31,           MARCH 31,
                                                                                     2010               2009
                                                                                 ------------       ------------

Revenues from software applications                                              $     21,664       $     31,947
                                                                                 ------------       ------------

Cost of revenues                                                                            -            159,761
                                                                                 ============       ============

Gross profit (loss)                                                                    21,664           (127,814)
                                                                                 ------------       ------------

Operating expenses:
  General and administrative                                                          241,502             98,674
                                                                                 ------------       ------------
TOTAL operating expenses                                                              241,502             98,674
                                                                                 ------------       ------------

Operating loss                                                                       (219,838)          (226,488)

Financial expenses,  net                                                               (4,560)            (2,857)
                                                                                 ------------       ------------

Net loss  before taxes on income                                                     (224,398)          (229,345)
Taxes on income                                                                             -            (35,163)
                                                                                 ------------       ------------
                                                                                     (224,398)          (264,508)

Share in profits (losses) of an affiliated company                                     45,789            (28,183)
                                                                                 ------------       ------------

Net loss attributable to the Company                                                 (178,609)          (292,691)
                                                                                 ============       ============

Basic and diluted net loss per share                                             $      (0.01)      $      (0.01)
                                                                                 ============       ============

Weighted average number of common stock used in computing basic and diluted
   net loss per share                                                              32,319,031         32,319,031
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

                                     F - 3

                                     WIN GAMING MEDIA, INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
U.S. DOLLARS, EXCEPT SHARE DATA

                                                                                      THREE MONTHS ENDED
                                                                                 -------------------------------
                                                                                   MARCH 31,          MARCH 31,
                                                                                     2010               2009
                                                                                 ------------       ------------
                                                                                            UNAUDITED
                                                                                 -------------------------------

 CASH FLOWS FROM OPERATING ACTIVITIES:

   Net loss                                                                      $   (178,609)      $   (292,691)
   Adjustments required to reconcile net loss to net cash used in operating activities:
     Realized gain on sale of marketable securities                                    (1,051)                 -
     Depreciation and amortization                                                          -                210
     Decrease in other accounts receivable and prepaid expenses                         4,606             61,276
     Stock-based compensation                                                          22,500             24,816
     Increase (decrease) in trade payables                                              7,178             (7,774)
     Decrease in accrued expenses and other liabilities                               (26,158)            (1,475)
     Share  in losses of an affiliated company                                        (45,789)            28,183
                                                                                 ------------       ------------

Net cash used in operating activities                                                (217,323)          (187,455)
                                                                                 ------------       ------------

 CASH FLOWS FROM INVESTING ACTIVITIES:

   Proceeds from sale of marketable securities                                        347,061                  -
   Proceeds from liquidation of affiliated company                                     45,789                  -
   Purchase of property and equipment                                                 (37,986)                 -
                                                                                 ------------       ------------

 Net cash provided in investing activities                                            354,864                  -
                                                                                 ------------       ------------

 CASH FLOWS FROM FINANCING ACTIVITIES:

   Short-term bank credit, net                                                          1,381             (1,673)
                                                                                 ------------       ------------

 Net cash provided (used in) by financing activities                                    1,381             (1,673)
                                                                                 ------------       ------------

 Increase (decrease) in cash and cash equivalents                                     138,922           (189,128)
 Cash and cash equivalents at the beginning of the year                               352,800            529,130
                                                                                 ------------       ------------

 Cash and cash equivalents at the end of the year                                $    491,722       $    340,002
                                                                                 ============       ============

 SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
   Cash paid during the period for:
   Interest                                                                      $         20       $          9
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

                                     F - 4

                                     WIN GAMING MEDIA, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS

NOTE 1: GENERAL:

     a.   Win Gaming Media, Inc. ("the Company") was incorporated under the laws of the State of Nevada on April 23, 2002. The Company's shares are currently traded on the OTC Bulletin Board under the trading symbol
          WGMI.OB. Following the sale of its entire software assets, the Company no longer offers any gaming applications development work and currently the Company efforts are devoted to the recent launch of its new business activity in the field of binary options (see c. below).

          The Company conducts its operations and business with and through its subsidiaries, (1) Win Gaming Media, Inc., a Delaware corporation, (2)
          Win Gaming Media (Israel) Ltd., an Israeli company, (3) WGM Services
          Ltd., a company registered in Cyprus, (4) Gaming Ventures Plc, a company incorporated in the Isle of Man and (5) B. Option Ltd., an
          Israeli company.

     b.   Concentration of risk that may have a significant impact on the
          Company:

          The Company derived 100% of its revenues in the three months ended
          March 31, 2010 from 2 customers (see Note 4).

     c.   Since March 23, 2010 the Company has been offering online trading of binary options through its two newly organized fully-owned subsidiaries in Cyprus and in Israel. Worldwide trading is being offered by Cyprus-based WGM Services Ltd., on www.globaloption.com, later to expand through localized activities in leading markets around the world, while in Israel, the same services are featured through B.
          Option Ltd., on www.options.co.il. Specifically, the Company markets online binary options trading business towards investors who are seeking to realize any profit from their investments within a short period of time. The Company did not record any revenues from the binary options business in the first quarter of 2010.

NOTE 2: BASIS OF PRESENTATION:

     The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ended December
     31, 2010. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company's Annual
     Report on Form 10-K for the year ended December 31, 2009.

     The interim consolidated financial statements incorporate the financial statements of the Company and all of its subsidiaries. All significant intercompany balances and transactions have been eliminated on consolidation.

NOTE 3: SIGNIFICANT ACCOUNTING POLICIES:

     a.   The significant accounting policies applied in the annual consolidated financial statements of the Company as of December 31, 2009 are applied consistently in these consolidated financial statements.

     b.   These financial statements should be read in conjunction with the audited annual financial statements of the Company as of December 31,
          2009 and their accompanying notes.

                                     F - 5

                                     WIN GAMING MEDIA, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS

NOTE 3: SIGNIFICANT ACCOUNTING POLICIES (CONT.):

     c.   Accounting for stock-based compensation

          The Company accounts for stock based compensation to employees in accordance with Financial Accounting Standards Board, or FASB, ASC
          Topic 718, "Stock Compensation". The Company measures and recognizes compensation expense for share-based awards based on estimated fair values on the date of grant using the Black-Scholes option-pricing model. This option pricing model requires that we make several estimates, including the option's expected life and the price volatility of the underlying stock.

          The following table shows the total stock-based compensation charge included in the Consolidated Statements of Operations:

                                               THREE MONTHS ENDED
                                                    MARCH 31,
                                         ------------------------------
                                             2010              2009
                                         ------------      ------------
                                          (UNAUDITED)       (UNAUDITED)
                                         ------------      ------------

General and administrative expenses      $     22,500      $     24,816
                                         ============      ============

          A summary of the Company's share option activity to employees and directors, and related information is as follows:

                                                       THREE MONTHS ENDED MARCH 31,
                                       ----------------------------------------------------------
                                                  2010                            2009
                                       --------------------------      --------------------------
                                                UNAUDITED                      UNAUDITED
                                       --------------------------      --------------------------
                                                        WEIGHTED                        WEIGHTED
                                                        AVERAGE                         AVERAGE
                                          NUMBER        EXERCISE         NUMBER         EXERCISE
                                       OF OPTIONS        PRICE         OF OPTIONS        PRICE
                                       ----------      ----------      ----------      ----------
                                                            $                               $
                                                       ----------                      ----------

Outstanding at the beginning of
  the year                              7,511,379            0.69       7,511,379            0.69

Granted (*)                               500,000            0.06               -               -

Forfeited                                       -               -               -               -
                                       ----------      ----------      ----------      ----------

Outstanding at the end of the
  quarter                               8,011,379            0.65       7,511,379            0.69
                                       ==========      ==========      ==========      ==========

Options exercisable at the end of
  the quarter                           6,979,299            0.62       6,129,980            0.68
                                       ==========      ==========      ==========      ==========

          *    The fair value of each option granted in 2010 is $0.04 and is estimated on the date of grant, using the Black-Scholes
               option-pricing model with the following weighted average
               assumptions: dividend yield of 0% for all years; expected
               volatility - 140%; risk-free interest rate - 5.0%; expected life
               6 years; expected forfeiture for options granted to employees -
               0%.

                                     F - 6

                                     WIN GAMING MEDIA, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS

NOTE 3: SIGNIFICANT ACCOUNTING POLICIES (CONT.):

     d.   Fair value of financial instruments:

          The Company measures fair value and discloses fair value measurements for financial assets and liabilities. Fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. On January 1, 2009, the Company adopted a newly issued accounting standard, ASC 820-10, for fair value measurement of all non-financial assets and liabilities as well. The adoption did not have a significant effect on the Company's financial statements.

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

          The Company's financial assets measured at fair value or a recurring basis, consisted of the following types of instruments as of March 31,
          2010:

                                            FAIR VALUE MEASUREMENTS USING INPUT TYPE
                               -------------------------------------------------------------------
                                 LEVEL 1             LEVEL 2           LEVEL 3           TOTAL
                               ------------       ------------      ------------      ------------

Cash and cash equivalents      $    491,722       $          -      $          -      $    491,722
Marketable securities               746,171                  -                 -           746,171
                               ------------       ------------      ------------      ------------
                               $  1,237,893       $          -      $          -      $  1,237,893
                               ============       ============      ============      ============

NOTE 4: SEGMENTS, CUSTOMERS AND GEOGRAPHIC INFORMATION:

     Summary information about geographic areas:

     The Company manages its business on the basis of one reportable segment
     (see Note 1 for a brief description of the Company's business) and follows the requirements of FASB ASC Topic 280, "Disclosures about Segments of an
     Enterprise and Related Information".

     Major customer data as a percentage of total revenues:

                     THREE MONTHS ENDED
                         MARCH 31,
                ---------------------------
                   2010             2009
                ----------       ----------

Customer A              81%              85%
                ==========       ==========
Customer B              19%              15%
                ==========       ==========

                                     F - 7

                                     WIN GAMING MEDIA, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS

NOTE 5: RECENTLY ADOPTED ACCOUNTING STANDARDS:

     a.   In January 2010, the FASB issued revised authoritative guidance that requires more robust disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements, and the transfers between Levels 1, 2 and 3. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009
          (which is January 1, 2010 for the Company) except for the disclosures about purchases, sales, issuances, and settlements in the roll forward activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years (which is January 1, 2011 for the Company). Early application is encouraged. The revised guidance was adopted as of January 1, 2010. The adoption of this guidance did not have a material impact on the Company's consolidated financial position, results of operations and cash flows.

     b.   In April 2010, the FASB issued ASU 2010-13, "Compensation - Stock
          Compensation (Topic 718) - Effect of Denominating the Exercise Price
          of a Share-Based Payment Award in the Currency of the Market in Which
          the Underlying Equity Security Trades." ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity's equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The adoption of this standard will not have an effect on our results of operation or our financial position.

                                     F - 8

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. The business and operations of Win Gaming Media, Inc., or the Company, we, us, or
our, are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this Quarterly Report on Form
10-Q. Forward-looking statements include our statements regarding our goals, beliefs, strategies, objectives, plans, including product and service developments, future financial conditions, results or projections or current expectations. For example, when we discuss our funding and growth plans and opportunities, including our expectation that our cash, together with our
Netplay TV plc, or Netplay, shares, should be sufficient to meet our anticipated requirements for the next 12 months, or when we say that we expect to start generating revenue from our binary options business in the second quarter of
2010, we are using a forward looking statement. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should,"
"expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or
"continue," the negative of such terms, or other comparable terminology. These statements are subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those contemplated by the forward-looking statements. Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect our business is described in Part I, Item 1A, "Risk Factors" of our Annual
Report on Form 10-K for the fiscal year ended December 31, 2009. Readers are also urged to carefully review and consider the various disclosures we have made in this Quarterly Report on Form 10-Q.

OVERVIEW

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting
Principles.

You should read the following discussion of our financial condition and results of operations together with the unaudited financial statements and the notes to unaudited financial statements included elsewhere in this Quarterly Report on
Form 10-Q.

As of November 2009, we are now focused on offering worldwide online trading of binary options. Formerly, we were engaged in the business of offering technology, servicing the interactive gaming industry. Following the sale of our entire gaming software assets and development activities during 2008 and 2009, we are no longer a technology company and we now derive our income from revenue sharing arrangements in the interactive gaming industry, through third parties.

Since March 23, 2010 we have been offering online trading of binary options through our two newly organized fully-owned subsidiaries in Cyprus and in
Israel. Worldwide trading is being offered by Cyprus-based WGM Services Ltd., or
WGM, on www.globaloption.com, later to expand through localized activities in leading markets around the world, while in Israel, the same services are featured through B. Option Ltd., or B. Option, on www.options.co.il.
Specifically, we market our online binary options trading business towards investors who are seeking to realize any profit from their investments within a short period of time.

RESULTS OF OPERATIONS FOR -THREE MONTHS ENDED MARCH 31, 2010 COMPARED TO THREE
MONTHS ENDED MARCH 31, 2009.

REVENUES AND COST OF REVENUES

The Company is entitled to royalties from revenue sharing arrangements upon sublicensing of the Company's products to end-users. The Company recognizes royalties from revenue sharing arrangements during the applicable period based on reports obtained from its customers, on a monthly basis, during such reporting period.

In the three months ended March 31, 2010 and March 31, 2009 we generated our revenues from our revenue sharing arrangements with Lodgnet Interactive
Corporation, or Lodgnet, and Cablevision Systems Corporation, or Cablevision.
The total revenues for the three months ended March 31, 2010 decreased by 32% to
$21,664 from $31,947 for the three months ended March 31, 2009. The decrease is attributable to decrease in revenues at Lodgnet and Cablevision. We have not generated any revenues in the three months ended March 31, 2010 from our binary options business which we launched in March 2010.

Cost of revenues for the three months ended March 31, 2010 decreased by 100% to
$0 from $159,761 for the three months ended March 31, 2009. The decrease is attributable to the sale of certain gaming services, known as Challenge Jackpot, to Netplay by Two Way Gaming Limited, or TWG, our affiliated company, in April
2009. As a result, we stopped providing support services to TWG.

GENERAL AND ADMINISTRATIVE

General and administrative expenses for the three months ended March 31, 2010 increased by 144% to $241,502 from $98,674 for the three months ended March 31,
2009. The increase in general and administrative expenses is primarily attributable to the launching of our new business activity of binary options.

NET LOSS ATTRIBUTABLE TO THE COMPANY

Net loss attributable to the Company for the three months ended March 31, 2010 was $178,609 compared to a net loss of $292,691 for the three months ended March
31, 2009. Net loss per share from operations for both the three months ended
March 31, 2010 and March 31, 2009 was $0.01. The net loss for the three months ended March 31, 2010 is primarily attributable to the costs of our new operation in the binary option services, including hiring new employees. Our weighted average number of shares of common stock used in computing basic and diluted net loss per share for the three months ended March 31, 2010 and March 31, 2009 was
32,319,031.

SHARE IN PROFITS/LOSSES OF AFFILIATED COMPANY

Equity profits for the three months ended March 31, 2010 changed to a profit of
$45,789 compared to a loss of $28,183 for the three months ended March 31, 2009.
During the first quarter of 2010 we filed for the dissolution of TWG and received $45,789 for our portion in the remaining assets of TWG.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2010, our total current assets were $1,305,188 and our total current liabilities were $105,283. On March 31, 2010, we had an accumulated deficit of $16,175,268. We currently finance our operations through the sale of marketable securities of Netplay and revenues from sharing arrangements. During the first quarter of 2010 we sold 1,000,000 shares of Netplay for a total amount of $347,061. As of March 31, 2010 we held 1,966,666 shares of Netplay for sale as marketable securities. The fair value of these shares was $746,171. The fair value of these shares is subject to fluctuation of Netplay's stock price and foreign currency rate. We had working capital of $1,199,905 on March 31, 2010 compared with a working capital of $1,441,118 on December 31, 2009. Cash and cash equivalents on March 31, 2010 were $491,722, an increase of $138,922 from the $352,800 reported on December 31, 2009. The increase in cash is primarily attributable to the said sale of 1,000,000 shares of Netplay during the first quarter of 2010 offset by our cost of operations.

Operating activities used cash of $217,323 in the three months ended March 31,
2010. Cash used by operating activities in the three months ended March 31, 2010 resulted primarily from a $26,158 decrease in accrued expenses and other liabilities and the cost of our operations including the employment of five new employees.

Investing activity provided in the three months ended March 31, 2010 amounted to
$354,864 and resulted from the selling of marketable securities in the amount of
$347,061 offset by $37,986 for the purchase of property and equipment.

Financing activities provided cash of $1,381 in the three months ended March 31,
2010 which is due to short-term bank credit.

OFF-BALANCE SHEET ARRANGEMENTS

According to the Services and License Agreement (the "License Agreement") with
ParagonEX Limited, or Paragon EX, two of our subsidiaries, WGM and B. Option, are obligated together to invest, in marketing activity of the binary options sites, a total amount of $500,000 during the first 8 months from the go live date of March 23, 2010; otherwise a fee of $50,000 is owed to ParagonEX jointly by WGM and B. Option. In addition, if B. Option and WGM collectively generate revenues lower than $250,000 per month, B. Option and WGM would be obligated to pay to ParagonEX a 12% per month processing fee calculated from B. Option's and
WGM's collective profits. For more information on the License Agreement or our off-balance sheet arrangement with ParagonEX, please see "Item 1. Business -
Recent Developments" of our Annual Report on Form 10-K for the year ended
December 31, 2009.

OUTLOOK

We expect that our current cash, together with our Netplay shares should be sufficient to meet our anticipated requirements for the next 12 months. Our efforts are devoted to the recent launch of our binary options business, which is expected to generate revenue starting from the second quarter of 2010, and to leverage our wholly owned subsidiary, Gaming Ventures Plc, that is registered with the Securities and Exchange Commission under the Securities Exchange Act of
1934, as amended, or the Exchange Act, by either an outright sale or by incorporating new activities which will generate revenues. There is no assurance that our efforts will be successful.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4T.  CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, our Chief Executive Officer and our Chief Financial Officer, of
the effectiveness of our disclosure controls and procedures as defined in Rule
13a-15(e) of the Exchange Act. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information is accumulated and communicated to our management, including our Chief Executive
Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on that evaluation and the material weakness described below, our management concluded that we did not maintain effective disclosure controls and procedures as of March 31, 2010. Our management has identified control deficiencies regarding a lack of segregation of duties, an insufficient qualification and training of employees, and a need for a stronger internal control environment. Our management believes that these deficiencies, which in the aggregate constitute a material weakness, are due to the small size of our staff, which makes it challenging to maintain adequate controls.

The ineffectiveness of disclosure controls and procedures as of March 31, 2010 continued in large part from several significant changes in the Company's executive officers, and personnel cutbacks. Although we continue to strive to provide improved disclosure controls and procedures in the future, in the interim, these changes have caused control deficiencies, which in the aggregate resulted in a material weakness.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There has been no change in our internal control over financial reporting during the first quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                          PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On February 25, 2010, we issued options to purchase 500,000 shares of our common stock, at an exercise price per share of $0.595, to a consultant of the Company in recognition of eight years of service to us. The options are exercisable at any time from the issuance date until August 19, 2014, and were issued pursuant to an exemption under Regulation S under the Securities Act of 1933, as amended, or the Act, and/or Section 4(2) of the Act.

ITEM 6.  EXHIBITS.

* 31.1   Rule 13a-14(a) Certification of Principal Executive Officer.

* 31.2   Rule 13a-14(a) Certification of Principal Financial Officer.

** 32.1  Certification of Principal Executive Officer Pursuant to
         18 U.S.C. Section 1350.

** 32.2  Certification of Principal Financial Officer Pursuant to
         18 U.S.C. Section 1350.

----------

* Filed herewith.

** Furnished herewith.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                                                 WIN GAMING MEDIA, INC.

Dated: May 3, 2010                               By: /s/ Shimon Citron
                                                     -----------------

                                                     Shimon Citron
                                                     Chief Executive Officer

                                                 By: /s/ Shlomi Zedkia
                                                     -----------------

                                                     Shlomi Zedkia
                                                     Chief Financial Officer