Form 10-Q
period 2010-06-30
Win Gaming Media, Inc.
filed 2010-07-21
CIK 1175442

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

                  For the quarterly period ended June 30, 2010

                                       OR

[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

      For the transition period from _________________ to _________________

                        Commission file number 000-51255

                             WIN GAMING MEDIA, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                    NEVADA                                  98-0374121
(State or Other Jurisdiction of Incorporation or         (I.R.S. Employer
                 Organization)                           Identification No.)

   55 IGAL ALON STREET, TEL AVIV, ISRAEL                       67891
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

                             Yes [_]    No [X]

The number of shares outstanding of the registrant's Common Stock, $0.001 par value, was 32,319,031 as of June 30, 2010.

                                TABLE OF CONTENTS

                                                                         PAGE
-----------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION:

     Item 1.   Consolidated Balance Sheets (Unaudited)                  F-2-F-3

               Consolidated Statements of Operations (Unaudited)          F-4

               Consolidated Statements of Cash Flows (Unaudited)          F-5

               Notes to Consolidated Financial Statements
               (Unaudited)                                            F-6 - F-10

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

                                       i

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                             WIN GAMING MEDIA, INC.
                                AND SUBSIDIARIES

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                               AS OF JUNE 30, 2010

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
                                                                     ----------

Consolidated Balance Sheets                                           F-2 - F-3

Consolidated Statements of Operations                                    F-4

Consolidated Statements of Cash Flows                                    F-5

Notes to Consolidated Financial Statements                            F-6 - F-10

WIN GAMING MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
U.S. DOLLARS

                                                         JUNE 30,      DECEMBER 31,
                                                       ----------      ----------
                                                          2010            2009
                                                       ----------      ----------
                                                        UNAUDITED       AUDITED
                                                       ----------      ----------
ASSETS

 CURRENT ASSETS:
   Cash and cash equivalents                           $  146,696      $  352,800
   Other accounts receivable and prepaid expenses          83,916          71,901
   Marketable securities                                  507,385       1,139,299
                                                       ----------      ----------

 TOTAL current assets                                     737,997       1,564,000
                                                       ----------      ----------

 PROPERTY AND EQUIPMENT, NET                               58,015             283
                                                       ==========      ==========

 Total assets                                          $  796,012      $1,564,283
                                                       ==========      ==========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL
STATEMENTS.

WIN GAMING MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
U.S. DOLLARS

                                                                               JUNE 30,          DECEMBER 31,
                                                                             ------------       ------------
                                                                                2010                2009
                                                                             ------------       ------------
                                                                               UNAUDITED           AUDITED
                                                                             ------------       ------------
    LIABILITIES AND EQUITY

CURRENT LIABILITIES:

  Short-term bank credit                                                     $      5,734       $      2,210
  Accounts payables                                                                14,804              4,137
  Accrued expenses and other liabilities                                           94,383            116,535
                                                                             ------------       ------------

TOTAL current liabilities                                                         114,921            122,882
                                                                             ------------       ------------

TOTAL liabilities                                                                 114,921            122,882
                                                                             ------------       ------------

EQUITY:
  Common stock of $ 0.001 par value:
  Authorized: 75,000,000 shares at June 30, 2010 and December 31, 2009;
    Issued and outstanding: 32,319,031 shares at June 30, 2010 and
    December 31,2009, respectively                                                 32,319             32,319
  Additional paid-in capital                                                   17,433,428         17,377,428
  Accumulated other comprehensive income (loss)                                  (257,591)            28,313
  Accumulated deficit                                                         (16,527,065)       (15,996,659)
                                                                             ------------       ------------

TOTAL equity                                                                      681,091          1,441,401
                                                                             ============       ============

TOTAL liabilities and equity                                                 $    796,012       $  1,564,283
                                                                             ============       ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL
STATEMENTS.

WIN GAMING MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
U.S. DOLLARS

                                                               SIX MONTHS ENDED                    THREE MONTHS ENDED
                                                                   JUNE 30,                             JUNE 30,
                                                         ------------------------------      ------------------------------
                                                           2010                2009              2010               2009
                                                         ------------      ------------      ------------      ------------
                                                                   UNAUDITED                           UNAUDITED
                                                         ------------------------------      ------------------------------

 Revenues from software applications                     $     48,534      $     59,734      $     26,870      $     27,787

 Cost of revenues                                            *146,169           265,957            95,758           106,196
                                                         ------------      ------------      ------------      ------------
 Gross loss                                                    97,635           206,223            68,888            78,409

 Operating expenses:
   Selling and marketing                                       99,123                 -            99,123                 -
   Gain on sale of intellectual property (IP)                       -          (150,000)                -          (150,000)
   General and administrative                                *371,582           261,792           180,491           163,118
                                                         ------------      ------------      ------------      ------------
 Total operating expenses                                     470,705           111,792           279,614            13,118
                                                         ------------      ------------      ------------      ------------

 Operating loss                                               568,340           318,015           348,502            91,527

 Financial expenses, net                                        7,855            14,480             3,295            11,623
 Other income                                                       -        (1,514,680)                -        (1,514,680)
                                                         ------------      ------------      ------------      ------------
 Net loss (income) before taxes on income                     576,195        (1,182,185)          351,797        (1,411,530)
 Taxes on income                                                    -            35,163                 -                 -
                                                         ------------      ------------      ------------      ------------
                                                              576,195        (1,147,022)          351,797        (1,411,530)

 Share in losses (profit) of affiliated company               (45,789)          114,046                 -            85,863
                                                         ------------      ------------      ------------      ------------
 Net loss (income)                                            530,406        (1,032,976)          351,797        (1,325,667)
 Net income attributable to non controlling interest                -            30,000                 -            30,000
                                                         ------------      ------------      ------------      ------------
 Net loss (income) attributable to the company           $    530,406      $ (1,002,976)     $    351,797      $ (1,295,667)
                                                         ============      ============      ============      ============

Basic and diluted net loss (income) per share
attributable to the company                              $       0.02      $      (0.03)     $       0.01      $      (0.04)
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

* Reclassified.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL
STATEMENTS.

WIN GAMING MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
U.S. DOLLARS

                                                                   SIX MONTHS ENDED                  THREE MONTHS ENDED
                                                                        JUNE 30,                           JUNE 30,
                                                             ---------------------------       ----------------------------
                                                                2010             2009             2010              2009
                                                             -----------      ----------       -----------      -----------
                                                                      UNAUDITED                          UNAUDITED
                                                             ---------------------------       ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) attributable to the company              $  (530,406)     $ 1,002,976      $  (351,797)     $ 1,295,667
  Adjustments required to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization                                      -            2,420                -            2,210
    Decrease (increase) in trade and other accounts
       receivable and prepaid expenses                           (12,015)           8,041          (16,621)         (53,235)
    Realized gain on sale of marketable securities                (1,051)               -                -                -
    Stock-based compensation                                      56,000           45,000           33,500           20,184
    Increase (decrease) in trade payables                         10,667          (14,420)           3,489           (6,646)
    Increase (decrease) in accrued expenses and other
       liabilities                                               (22,152)         (24,572)           4,006          (23,097)
    Gain on sale of IP                                                 -         (150.000)               -         (150.000)
    Share in losses (profits) of affiliated company              (45,789)         114,046                -           85,863
    Capital gain from selling IP in affiliated company                 -       (1,514,680)               -       (1,514,680)
    Non controlling interest in subsidiaries                           -           30,000                -           30,000
                                                             -----------      -----------      -----------      -----------
Net cash used in operating activities                           (544,746)        (501,189)        (327,423)        (313,734)
                                                             -----------      -----------      -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of marketable securities                   347,061                -                -                -
   Proceeds from liquidation of affiliated company                45,789                -                -                -
   Purchase of property and equipment                            (57,732)               -          (19,746)               -
  Proceeds from sale of IP                                             -          150,000                -          150,000
                                                             -----------      -----------      -----------      -----------
Net cash provided (used) by investing activities                 335,118          150,000          (19,746)         150,000
                                                             -----------      -----------      -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Short-term bank credit, net                                      3,524           (2,981)           2,143           (1,308)
                                                             -----------      -----------      -----------      -----------
Net cash provided (used in) by financing activities                3,524           (2,981)           2,143           (1,308)
                                                             -----------      -----------      -----------      -----------

Decrease in cash and cash equivalents                           (206,104)        (354,170)        (345,026)        (165,042)
Cash and cash equivalents at the beginning of the period         352,800          529,130          491,722          340,002
                                                             -----------      -----------      -----------      -----------
Cash and cash equivalents at the end of the period               146,696          174,960          146,696          174,960
                                                             ===========      ===========      ===========      ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
  Cash paid during the period for:
  Interest                                                            35               28               15               19
                                                             ===========      ===========      ===========      ===========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL
STATEMENTS.

WIN GAMING  MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS

NOTE 1: GENERAL

     a.   Win Gaming Media, Inc., or the Company, was incorporated under the laws of the State of Nevada on April 23, 2002. The Company's shares are currently traded on the OTC Bulletin Board under the trading symbol WGMI.OB. Following the sale of its entire software assets, the
          Company no longer offers any gaming applications development work and currently the Company efforts are devoted to the recent launch of its new business activity in the field of binary options (see c. below).

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

          The Company derived 100% of its revenues in the six and the three months ended June 30, 2010 from 3 customers (see Note 4).

     c.   Since March 28, 2010 the Company has been offering online trading of binary options through its two newly organized fully-owned subsidiaries in Cyprus and in Israel. Worldwide trading is being offered by Cyprus-based WGM Services Ltd., on www.globaloption.com, later to expand through localized activities in leading markets around the world, while in Israel, the same services are featured through B.
          Option Ltd., on www.options.co.il. Specifically, the Company markets online binary options trading business towards investors who are seeking to realize any profit from their investments within a short period of time. The Company did not record any revenues from the binary options business in the first half of 2010.

     d.   Emphasis of matter - the Company has suffered losses from operations and has negative cash flows from operations for the reported periods in 2010 and 2009. The Company currently depends on the success of its binary options business that commenced in March 2010, but has not generated material revenues through July 18, 2010. Unless the
          Company's binary options business provides the Company with the required cash flows in the near future, it will be under liquidity pressure and would be dependent on its shareholders by way of equity issuances or shareholder loans.

NOTE 2: BASIS OF PRESENTATION

     The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the six and three months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the
     Company's Annual Report on Form 10-K for the year ended December 31, 2009.

     The interim consolidated financial statements incorporate the financial statements of the Company and all of its subsidiaries. All significant intercompany balances and transactions have been eliminated on consolidation.

WIN GAMING  MEDIA, INC. AND SUBSIDIARIES
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

                                          SIX MONTHS ENDED       THREE MONTHS ENDED
                                              JUNE 30,                JUNE 30,
                                        -------------------     -------------------
                                         2010        2009        2010        2009
                                        -------     -------     -------     -------
                                      (UNAUDITED) (UNAUDITED) (UNAUDITED) (UNAUDITED)
                                        -------     -------     -------     -------

General and administrative expenses     $56,000     $45,000     $33,500     $20,184
                                        -------     -------     -------     -------
Total                                   $56,000     $45,000     $33,500     $20,184
                                        =======     =======     =======     =======

WIN GAMING  MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS

NOTE 3: SIGNIFICANT ACCOUNTING POLICIES (CONT.):

          A summary of the Company's share option activity to employees and directors, and related information is as follows:

                                                     SIX MONTHS ENDED JUNE 30,
                                        ---------------------------------------------------
                                                  2010                       2009
                                        -----------------------     -----------------------
                                                UNAUDITED                 UNAUDITED
                                        -----------------------     -----------------------
                                                      WEIGHTED                     WEIGHTED
                                                      AVERAGE                      AVERAGE
                                          NUMBER      EXERCISE       NUMBER        EXERCISE
                                        OF OPTIONS     PRICE       OF OPTIONS       PRICE
                                        ---------     ---------     ---------     ---------
                                                          $                           $
                                                      ---------                   ---------

Outstanding at the beginning of the
  year                                  7,511,379          0.69     7,511,379          0.69

Granted                                   500,000          0.06             -             -
Forfeited                                       -             -             -             -
                                        ---------     ---------     ---------     ---------

Outstanding at the end of the
  quarter                               8,011,379          0.65     7,511,379          0.69
                                        =========     =========     =========     =========

Options exercisable at the end of
  the quarter                           7,154,299          0.60     6,129,980          0.68
                                        =========     =========     =========     =========

               *    The fair value of each option granted in 2010 is $0.04 each and is estimated on the date of grant, using the
                    Black-Scholes option-pricing model with the following
                    weighted average assumptions: dividend yield of 0% for all years; expected volatility - 140%; risk-free interest rate -
                    5.0%; expected life - 6 years; expected forfeiture for
                    options granted to employees - 0%.

     d.   Fair value of financial instruments:

          The Company measures fair value and discloses fair value measurements for financial assets and liabilities. Fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. On January 1, 2009, the Company adopted a newly issued accounting standard, ASC 820-10, "Fair Value Measurements and
          Disclosures", for fair value measurement of all non-financial assets and liabilities as well. The adoption did not have a significant effect on the Company's financial statements.

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

WIN GAMING  MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. DOLLARS

NOTE 3: SIGNIFICANT ACCOUNTING POLICIES (CONT.):

     d.   Fair value of financial instruments (Cont.):

          Level 3: Unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level
          3 inputs.

          The Company's financial assets measured at fair value or a recurring basis, consisted of the following types of instruments as of June 30,
          2010:

                                    FAIR VALUE MEASUREMENTS USING INPUT TYPE
                              ----------------------------------------------------
                               LEVEL (1)      LEVEL (2)     LEVEL (3)      TOTAL
                              ---------      ---------     ---------     ---------

Cash and cash equivalents     $ 146,696      $       -     $       -     $ 146,696
Marketable securities           507,385              -             -       507,385
                              ---------      ---------     ---------     ---------

                              $ 654,081      $       -     $       -     $ 654,081
                              =========      =========     =========     =========

NOTE 4: SEGMENTS, CUSTOMERS AND GEOGRAPHIC INFORMATION

     Summary information about geographic areas:

     The Company manages its business on the basis of one reportable segment
     (see Note 1 for a brief description of the Company's business) and follows the requirements of FASB ASC Topic 280, "Disclosures about Segments of an
     Enterprise and Related Information".

              a.     Major customer data as a percentage of total revenues:

                                                           SIX MONTHS ENDED
                                                               JUNE 30,
                                                        -----------------------
                                                          2010           2009
                                                        ---------     ---------

Customer A                                                     74%           92%
                                                        =========     =========
Customer B                                                     17%            8%
                                                        =========     =========
Customer C                                                      9%             -
                                                        =========     =========

WIN GAMING  MEDIA, INC. AND SUBSIDIARIES
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. The business and operations of Win Gaming Media, Inc., or the Company, we, us, or
our, are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this Quarterly Report on Form
10-Q. Forward-looking statements include our statements regarding our goals, beliefs, strategies, objectives, plans, including product and service developments, future financial conditions, results or projections or current expectations. For example, when we discuss our funding and growth plans and opportunities, including our expectation that our cash, together with our
Netplay TV plc, or Netplay, shares, should be sufficient to meet our anticipated requirements for the next 12 months, or when we say that we expect to start generating revenue from our binary options business in the third quarter of
2010, we are using a forward looking statement. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should,"
"expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or
"continue," the negative of such terms, or other comparable terminology. These statements are subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those contemplated by the forward-looking statements. Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect our business is described in Part I, Item 1A, "Risk Factors" of our Annual
Report on Form 10-K for the fiscal year ended December 31, 2009. Readers are also urged to carefully review and consider the various disclosures we have made in this Quarterly Report on Form 10-Q.

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

Since March 28, 2010 we have been offering online trading of binary options through our two newly organized fully-owned subsidiaries in Cyprus and in
Israel. Worldwide trading is being offered by Cyprus-based WGM Services Ltd., or
WGM, on www.globaloption.com, later to expand through localized activities in leading markets around the world, while in Israel, the same services are featured through B. Option Ltd., or B. Option, on www.options.co.il.
Specifically, we market our online binary options trading business towards investors who are seeking to realize any profit from their investments within a short period of time.

RESULTS OF OPERATIONS FOR SIX AND THREE MONTHS ENDED JUNE 30, 2010 COMPARED TO
SIX AND THREE MONTHS ENDED JUNE 30, 2009.

REVENUES AND COST OF REVENUES

The Company is entitled to royalties from revenue sharing arrangements upon sublicensing of the Company's products to end-users. The Company recognizes royalties from revenue sharing arrangements during the applicable period based on reports obtained from its customers, on a monthly basis, during such reporting period.

In the six and three months ended June 30, 2010 and June 30, 2009, we generated our revenues from our revenue sharing arrangements with Lodgnet Interactive
Corporation, or Lodgnet, Cablevision Systems Corporation, or Cablevision, and
Netplay TV plc, or Netplay. The total revenues for the six months ended June 30,
2010 decreased by 19% to $48,534 from $59,734 for the six months ended June 30,
2009. The total revenues for the three months ended June 30, 2010 decreased by
3% to $26,870 from $27,787 for the three months ended June 30, 2009. The decrease is attributable to decrease in revenues at Lodgnet and Cablevision during the first quarter of 2010. We have not generated any revenues in the six and three months ended June 30, 2010 from our binary options business which we launched in March 2010.

Cost of revenues for the six months ended June 30, 2010 decreased by 45% to
$146,169 from $265,957 for the six months ended June 30, 2009. Cost of revenues for the three months ended June 30, 2010 decreased by 10% to $95,758 from
$106,196 for the three months ended June 30, 2009. The decrease is attributable to the sale of certain gaming services, known as Challenge Jackpot, to Netplay by Two Way Gaming Limited, or TWG, our affiliated company, offset by the launching of our new business of binary options including salaries and social benefits for our new employees. TWG filed for dissolution in 2010 and no longer provides services.

General and administrative expenses reported for the three months ended March
31, 2010, totaling $50,411, were reclassified as cost of revenues for the six months ended June 30, 2010.

SELLING AND MARKETING

Selling and marketing expenses for the six and three months ended June 30, 2010 increased to $99,123 compared to $0 for the six and three months ended June 30,
2009. The increase in selling and marketing expenses is attributable to marketing expenses of our online trading of binary options sites, including online advertisement and sponsorships.

GENERAL AND ADMINISTRATIVE

General and administrative expenses for the six months ended June 30, 2010 increased by 42% to $371,582 from $261,792 for the six months ended June 30,
2009. General and administrative expenses for the three months ended June 30,
2010 increased by 11% to $180,491 from $163,118 for the three months ended June
30, 2009. The increase in general and administrative expenses is primarily attributable to the launching of our new business activity of binary options.

SHARE IN PROFITS/LOSSES OF AFFILIATED COMPANY

Share in profits for the six months ended June 30, 2010 changed to a profit of
$45,789 compared to a loss of $114,046 for the six months ended June 30, 2009.
Share in losses for the three months ended June 30, 2010 was $0 compared to a loss of $85,863 for the three months ended June 30, 2009. While in 2009 we recorded our share in losses of TWG, our affiliated company, during the first quarter of 2010 we filed for the dissolution of TWG and received $45,789 for our portion in the remaining assets of TWG. We recorded this amount as share in profits during the first quarter of 2010.

NET LOSS/INCOME ATTRIBUTABLE TO THE COMPANY

Net loss attributable to the Company for the six months ended June 30, 2010 was
$530,406 compared to a net income of $1,002,976 for the six months ended June
30, 2009. Net loss attributable to the Company for the three months ended June
30, 2010 was $351,797 compared to a net income of $1,295,667 for the three months ended June 30, 2009. Net loss per share attributable to the Company for six months ended June 30, 2010 was $0.02 compared to a net income per share of
$0.03 for the six months ended June 30, 2009. Net loss per share attributable to the Company for three months ended June 30, 2010 was $0.01 compared to a net income per share of $0.04 for the three months ended June 30, 2009. The net loss for the six and three months ended June 30, 2010 is primarily attributable to the increasing cost of our new operation in the binary options business. The net income attributable to the Company for the six and three months ended June 30,
2009 is primarily attributable to the Netplay transfer agreement in which we received 4,266,666 Netplay shares valued at $1.5 million. Our weighted average number of shares of common stock used in computing basic and diluted net loss per share for the six and three months ended June 30, 2010 and June 30, 2009 was
32,319,031.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2010, our total current assets were $737,997 and our total current liabilities were $114,921. On June 30, 2010, we had an accumulated deficit of $16,527,065. We currently finance our operations through the sale of marketable securities of Netplay and revenues from sharing arrangements. During the first half of 2010 we sold 1,000,000 shares of Netplay for a total amount of
$347,061. As of June 30, 2010 we held 1,966,666 shares of Netplay. The fair value of these shares was $507,385. The fair value of these shares is subject to fluctuation of Netplay's stock price and foreign currency rate. We had working capital of $623,076 on June 30, 2010 compared with a working capital of
$1,199,905 and $1,441,118 on March 31, 2010 and December 31, 2009, respectively.
Cash and cash equivalents on June 30, 2010 were $146,696, a decrease of $206,104 from the $352,800 reported on December 31, 2009. The decrease in cash is primarily attributable to our cost of operation offset by the sale of 1,000,000 shares of Netplay during the first quarter of 2010.

Operating activities used cash of $544,746 in the six months ended June 30,
2010. Cash used by operating activities in the six months ended June 30, 2010 resulted from a $22,152 decrease in accrued expenses and other liabilities, a
$12,015 increase in other accounts receivable and, primarily, from the cost of our operations including the employment of eight new employees and marketing expenses to promote our new binary options business.

Investing activity provided in the six months ended June 30, 2010 amounted to
$335,118 and resulted from the selling of marketable securities in the amount of
$347,061, offset by $57,732 for the purchase of property and equipment.

Financing activities provided cash of $3,524 in the six months ended June 30,
2010 which is due to a short-term bank credit.

OFF-BALANCE SHEET ARRANGEMENTS

According to the Services and License Agreement, or the License Agreement, with
ParagonEX Limited, or Paragon EX, two of our subsidiaries, WGM and B. Option, are obligated together to invest, in marketing activity of the binary options sites, a total amount of $500,000 during the first 8 months from the go live date of March 28, 2010; otherwise a fee of $50,000 is owed to ParagonEX jointly by WGM and B. Option. In addition, if B. Option and WGM collectively generate revenues lower than $250,000 per month, B. Option and WGM would be obligated to pay to ParagonEX a 12% per month processing fee calculated from B. Option's and
WGM's collective profits. For more information on the License Agreement or our off-balance sheet arrangement with ParagonEX, please see "Item 1. Business -
Recent Developments" of our Annual Report on Form 10-K for the year ended
December 31, 2009.

OUTLOOK

We expect that our current cash, together with our Netplay shares should be sufficient to meet our anticipated requirements for the next 12 months. Our efforts are devoted to the recent launch of our binary options business, which is expected to generate revenue starting from the third quarter of 2010, and to leverage our wholly owned subsidiary, Gaming Ventures Plc, that is registered with the Securities and Exchange Commission under the Securities Exchange Act of
1934, as amended, or the Exchange Act, by either an outright sale or by incorporating new activities which will generate revenues. There is no assurance that our efforts will be successful.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4T.  CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, our Chief Executive Officer and our Chief Financial Officer, of
the effectiveness of our disclosure controls and procedures as defined in Rule
13a-15(e) of the Exchange Act. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information is accumulated and communicated to our management, including our Chief Executive
Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on that evaluation and the material weakness described below, our management concluded that we did not maintain effective disclosure controls and procedures as of June 30, 2010. Our management has identified control deficiencies regarding a lack of segregation of duties, an insufficient qualification and training of employees, and a need for a stronger internal control environment. Our management believes that these deficiencies, which in the aggregate constitute a material weakness, are due to the small size of our staff, which makes it challenging to maintain adequate disclosure controls.

The ineffectiveness of disclosure controls and procedures as of June 30, 2010 continued in large part from several significant changes in the Company's executive officers, and personnel cutbacks. Although we continue to strive to provide improved disclosure controls and procedures in the future, in the interim, these changes have caused control deficiencies, which in the aggregate resulted in a material weakness.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There has been no change in our internal control over financial reporting during the second quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

_________________

*    Filed herewith.

**   Furnished herewith.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                                                  WIN GAMING MEDIA, INC.

Dated: July 21, 2010                              By:  /s/ Shimon Citron
                                                       -----------------

                                                       Shimon Citron
                                                       Chief Executive Officer

                                                  By:  /s/ Shlomi Zedkia
                                                       -----------------

                                                       Shlomi Zedkia
                                                       Chief Financial Officer