Form 10-Q
period 2010-09-30
Win Gaming Media, Inc.
filed 2010-11-12
CIK 1175442

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
OR
☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

(972) - 73 – 755-4500
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value, was 36,069,031 as of November 11, 2010.

i

PART I — FINANCIAL INFORMATION.

Item 1. Financial Statements.
WIN GAMING MEDIA, INC.
AND SUBSIDIARIES

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2010
IN U.S. DOLLARS

UNAUDITED

WIN GAMING MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

U.S. dollars

	September 30,	December 31,
	2010	2009
	Unaudited	Audited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$170,435	$352,800
Other accounts receivable and prepaid expenses	131,660	71,901
Marketable securities	143,401	1,139,299

Total current assets	445,496	1,564,000

PROPERTY AND EQUIPMENT, NET	64,644	283

Total assets	$510,140	$1,564,283

The accompanying notes are an integral part of the consolidated financial statements.

WIN GAMING MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

U.S. dollars

	September 30,	December 31,
	2010	2009
	Unaudited	Audited
LIABILITIES AND EQUITY

CURRENT LIABILITIES:

Short-term bank credit	$-	$2,210
Accounts payables	35,590	4,137
Accrued expenses and other liabilities	120,281	116,535

Total current liabilities	155,871	122,882

Total liabilities	155,871	122,882

EQUITY:
Common stock of $ 0.001 par value:
Authorized: 75,000,000 shares at September 30, 2010 and December 31, 2009, respectively; Issued and outstanding: 32,319,031 shares at September 30, 2010 and December 31,2009, respectively	32,319	32,319
Additional paid-in capital	17,640,428	17,377,428
Accumulated other comprehensive income	-	28,313
Accumulated deficit	(17,318,478)	(15,996,659)

Total equity	354,269	1,441,401

Total liabilities and equity	$510,140	$1,564,283

The accompanying notes are an integral part of the consolidated financial statements.

WIN GAMING MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

U.S. dollars (except share data)

	Nine months ended September 30,		Three months ended September 30,
	2010	2009	2010	2009
	Unaudited		Unaudited

Revenues from royalties	$75,440	$447,970	$26,906	$388,236
Revenues from binary options activity	30,360	-	30,360	-
Total revenues	105,800	447,970	57,266	388,236

Cost of revenues	297,018	499,290	150,849	233,333

Gross loss (profit)	191,218	51,320	93,583	(154,903)

Operating expenses:
Selling and marketing	115,495	-	16,372	-
Waiver of a debt to supplier	-	(120,441)	-	(120,441)
Gain on sale of intellectual property (IP)	(75,354)	(250,000)	(75,354)	(100,000)
General and administrative	548,942	527,657	177,360	265,865

Total operating expenses	589,083	157,216	118,378	45,424

Operating loss (income)	780,301	208,536	211,961	(109,479)
Financial expenses (income), net	587,307	(57,645)	579,452	(72,125)
Other income	-	1,514,680	-	-

Net loss (income) before taxes on income	1,367,608	(1,363,789)	791,413	(181,604)
Taxes on income	-	35,163	-	-

	1,367,608	(1,328,626)	791,413	(181,604)
Share in losses (profit) of affiliated company	(45,789)	42,769	-	(71,277)

Net loss (income)	1,321,819	(1,285,857)	791,413	(252,881)
Net income attributable to non controlling interest	-	50,000	-	20,000

Net loss (income) attributable to the company	$1,321,819	$(1,235,857)	$791,413	$(232,881)

Basic and diluted net loss (income) per share attributable to the company	$0.04	$(0.04)	$0.02	$(0.01)

Weighted average number of shares of common stock used in computing basic and diluted net loss per share	32,319,031	32,319,031	32,319,031	32,319,031

The accompanying notes are an integral part of the consolidated financial statements.

WIN GAMING MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars
	Nine months ended September 30,		Three months ended September 30,
	2010	2009	2010	2009
	Unaudited		Unaudited
Cash flows from operating activities:
Net income (loss) attributable to the company	$(1,321,819)	$1,235,857	$(791,413)	$232,881
Adjustments required to reconcile net loss to net cash used in operating activities:
Decrease in call option value	-	(5,571)	-	(5,571)
Depreciation and amortization	5,500	2,420	5,500	-
Increase in trade and other accounts receivable and prepaid expenses	(59,759)	(28,926)	(47,744)	(36,967)
Other than temporary impairment of marketable securities	466,000	-	466,000	-
Realized loss (gain) on sale of marketable securities	101,832	(151,890)	102,883	(151,890)
Stock-based compensation	88,000	71,001	32,000	26,001
Increase (decrease) in trade payables	31,453	(91,469)	20,786	(76,930)
Increase (decrease) in accrued expenses and other liabilities	3,746	(144,524)	25,898	(150,071)
Accrued severance pay, net	-	(25,978)	-	(25,978)
Share in losses (profits) of affiliated company	(45,789)	42,769	-	(71,277)
Capital gain from selling IP in affiliated company	-	(1,514,680)	-	-

Net cash used in operating activities	(730,836)	(610,991)	(186,090)	(259,802)

Cash flows from investing activities:
Proceeds from sale of marketable securities	399,753	563,630	52,692	563,630
Proceeds from liquidation of affiliated company	45,789	-	-	-
Purchase of property and equipment	(69,861)	-	(12,129)	-

Net cash provided by investing activities	375,681	563,630	40,563	563,630

Cash flows from financing activities:

Profits on account of shares and warrants	175,000	-	175,000	-
Short-term bank credit, net	(2,210)	(5,379)	(5,734)	(2,398)

Net cash provided (used in) by financing activities	172,790	(5,379)	169,266	(2,398)

Increase (decrease) in cash and cash equivalents	(182,365)	(52,740)	23,739	301,430
Cash and cash equivalents at the beginning of the period	352,800	529,130	146,696	174,960

Cash and cash equivalents at the end of the period	170,435	476,390	170,435	476,390

Supplemental disclosure of cash flows information:
Cash paid during the period for:
Interest	20	45	12	17

The accompanying notes are an integral part of the consolidated financial statements.

WIN GAMING  MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars

NOTE 1:         GENERAL

a.
Win Gaming Media, Inc., or the Company, was incorporated under the laws of the State of Nevada on April 23, 2002. The Company’s shares are currently traded on the OTC Bulletin Board under the trading symbol WGMI.OB. Following the sale of its entire software assets, the Company no longer offers any gaming applications development work and currently the Company efforts are devoted to the recent launch of its new business activity in the field of binary options (see c. below).

The Company conducts its operations and business with and through its subsidiaries, (1) Win Gaming Media, Inc., a Delaware corporation, (2) Win Gaming Media (Israel) Ltd., an Israeli company, (3) WGM Services Ltd., a company registered in Cyprus, or WGM (4) Gaming Ventures Plc, a company incorporated in the Isle of Man , (5) B. Option Ltd., an Israeli company, or B. Option and (6) Winner Sport Ltd., an Israeli company.

b.	Concentration of risk that may have a significant impact on the Company: The Company derived 72% of its revenues in the nine months ended September 30, 2010 from 3 customers (see Note 4).

c.
Since March 28, 2010 the Company has been offering online trading of binary options through its two newly organized fully-owned subsidiaries in Cyprus and in Israel. Worldwide trading is being offered by WGM, on www.globaloption.com, later to expand through localized activities in leading markets around the world, while in Israel, the same services are featured through B. Option, on www.options.co.il. Specifically, the Company markets online binary options trading business towards investors who are seeking to realize any profit from their investments within a short period of time.

d.
The Company has suffered losses from operations and has negative cash flows from operations for the reported periods in 2010 and 2009. The Company currently depends on the success of its binary options business that commenced in March 2010, but has not generated sufficient revenues through November 11, 2010.  Unless the Company’s binary options business provides the Company with the required cash flows in the near future, it will be under liquidity pressure and would be dependent on its shareholders by way of equity issuances or shareholder loans. In order to improve its working capital, the Company issued in October 2010 shares and warrants at aggregate gross proceeds of $300,000 (see Note 6).

NOTE 2:         BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the nine and three months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ended December 31, 2010. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

c.
Revenue recognition- In the third quarter of 2010 the Company began generating revenues from its binary options business described above in Note 1.c. Revenues from this business amounted to $30,360  in the third quarter of 2010. The online binary options trading business is based on the platform that a player tries to predict the occurrence of a  future event that will be settled in a win or lose situation at the end of the day. There is only a win or lose situation (binary option) and the gain or loss is recognized as revenues at the end of each day upon the settlement of the event. Each event commands an end on the same day.

d.
Other than temporary impairment- As of September 30, 2010 the Company holds $143,401 available for sale marketable securities of Netplay TV plc, or Netplay a company traded on the London Stock Exchange. On September 30, 2010, following recent significant decline in the share value of the Company's Netplay securities, the Company determined that other than temporary impairment should be recorded. As of September 30, 2010, the Company charged to financial expenses $466,000  previously attributed to accumulated other comprehensive loss. During the nine months ended September 30, 2010 the Company sold marketable securities in the amount of $399,753 and following that, realized a loss of $101,832 to financial expenses.

e.
Accounting for stock-based compensation

The Company accounts for stock based compensation to employees in accordance with Financial Accounting Standards Board, or FASB, ASC Topic 718, “Stock Compensation”. The Company measures and recognizes compensation expense for share-based awards based on estimated fair values on the date of grant using the Black-Scholes option-pricing model. This option pricing model requires that we make several estimates, including the option’s expected life and the price volatility of the underlying stock.

The following table shows the total stock-based compensation charge included in the Consolidated Statements of Operations:

	Nine months ended September 30,		Three months ended September 30,
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

General and administrative expenses	$88,000	$71,001	$32,000	$26,001
Total	$88,000	$71,001	$32,000	$26,001

WIN GAMING  MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars

NOTE 3:         SIGNIFICANT ACCOUNTING POLICIES (Cont.):

e.	Accounting for stock-based compensation (Cont.): A summary of the Company's share option activity to employees and directors, and related information is as follows:

	Nine months ended September 30,
	2010		2009
	unaudited		unaudited
		Weighted		Weighted
		average		average
	Number	exercise	Number	exercise
	of options	price	of options	price
		$		$
Outstanding at the beginning of the year	7,511,379	0.69	7,511,379	0.69

Granted	500,000	0.06	-	-
Forfeited	-		-	-

Outstanding at the end of the quarter	8,011,379	0.65	7,511,379	0.69

Options exercisable at the end of the quarter	7,329,298	0.59	6,129,980	0.68

●
The fair value of each option granted in 2010 is $0.04 each and is estimated on the date of grant, using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0% for all years; expected volatility - 140%; risk-free interest rate - 5.0%; expected life - 6 years; expected forfeiture for options granted to employees - 0%.

                          f.            Fair value of financial instruments:

The Company measures fair value and discloses fair value measurements for financial assets and liabilities. Fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  On January 1, 2009, the Company adopted a newly issued accounting standard, ASC 820-10, “Fair Value Measurements and Disclosures”, for fair value measurement of all non-financial assets and liabilities as well. The adoption did not have a significant effect on the Company’s financial statements.

In April 2009, the FASB issued additional guidance on factors to consider when estimating fair value consequent to a significant decrease in market activity for a financial asset. As applicable for the Company, this guidance became effective for interim and annual periods starting April 1, 2009, and did not have a material impact on the Company’s consolidated financial statements.

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

WIN GAMING  MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars

NOTE 3:        SIGNIFICANT ACCOUNTING POLICIES (Cont.):

                        f.           Fair value of financial instruments (Cont.):

                                     The Company's financial assets measured at fair value or a recurring basis, consisted of the following types of instruments as of September 30, 2010:

	Fair value measurements using input type
	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$170,435	$-	$-	$170,435
Marketable securities	143,401	-	-	143,401

	$313,836	$-	$-	$313,836

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

a.         Major customer data as a percentage of total revenues:

	Nine months ended September 30,
	2010	2009

Customer A	51%	74%
Customer B	12%	17%
Customer C	9%	9%

NOTE 5:         RECENTLY ADOPTED ACCOUNTING STANDARDS

a.
In January 2010, the FASB issued revised authoritative guidance that requires more robust disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements, and the transfers between Levels 1, 2 and 3. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009 (which is January 1, 2010 for the Company) except for the disclosures about purchases, sales, issuances, and settlements in the roll forward activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years (which is January 1, 2011 for the Company). Early application is encouraged. The revised guidance was adopted as of January 1, 2010. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

WIN GAMING  MEDIA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars

NOTE 5:         RECENTLY ADOPTED ACCOUNTING STANDARDS (Cont.):

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

NOTE 6:          SUBSEQUENT EVENTS

On October 19 and 20, 2010, the Company finalized securities purchase agreements with five investors, pursuant to which the Company sold to such investors 3,750,000 shares of common stock, or the Common Stock, and issued warrants to purchase 1,875,000 shares of common stock, or the Warrants, at exercise price per share of $0.08. No separate consideration was paid for the Warrants. The Warrants are exercisable for a period of five years from the date of issuance thereof.  The aggregate gross proceeds from the sale of the Common Stock and the issuance of the Warrants were $300,000, with $175,000 of such proceeds being received in September 2010 and $125,000 of such proceeds being received in October 2010.  The closing occurred on October 20, 2010. The Warrants do not bear any anti dilution protection. The issuance will be recorded as equity in the fourth quarter of 2010 according to ASC 815, Derivatives and Hedging (formerly SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of Statement of Financial Accounting Standards No. 133).

The purpose of the sale of Common Stock and Warrants was to provide the Company with additional working capital required until the Company’s operations can be self sustained, given the low price of the marketable securities of Netplay, which the Company has sold, and may continue to sell, to partially finance its operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. The business and operations of Win Gaming Media, Inc., or the Company, we, us, or our, are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this Quarterly Report on Form 10-Q.  Forward-looking statements include our statements regarding our goals, beliefs, strategies, objectives, plans, including product and service developments, future financial conditions, results or projections or current expectations.  For example, when we discuss our funding and growth plans and opportunities, including our expectation that our current cash and continuing cash from operations, together with our Netplay TV plc, or Netplay, shares, and our October 2010 equity issuance should be sufficient to meet our anticipated requirements for the next 12 months, we are using a forward looking statement. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms, or other comparable terminology.  These statements are subject to known and unknown risks, uncertainties, assumptions and other factors that may cause actual results to be materially different from those contemplated by the forward-looking statements.  Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Further information on potential factors that could affect our business is described in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. Readers are also urged to carefully review and consider the various disclosures we have made in this Quarterly Report on Form 10-Q.

Overview

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

You should read the following discussion of our financial condition and results of operations together with the unaudited financial statements and the notes to unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

As of November 2009, we are now focused on offering worldwide online trading of binary options. Formerly, we were engaged in the business of offering technology, servicing the interactive gaming industry. Following the sale of our entire gaming software assets and development activities during 2008 and 2009, we are no longer a technology company and we now derive our income from revenue sharing arrangements in the interactive gaming industry, through third parties and from our binary options business.

Since March 28, 2010 we have been offering online trading of binary options through our two newly organized fully-owned subsidiaries in Cyprus and in Israel. Worldwide trading is being offered by Cyprus-based WGM Services Ltd., or WGM, on www.globaloption.com, later to expand through localized activities in leading markets around the world, while in Israel, the same services are featured through B. Option Ltd., or B. Option, on www.options.co.il.  Specifically, we market our online binary options trading business towards investors who are seeking to realize any profit from their investments within a short period of time. Our online binary options trading business is based on the platform that a player tries to predict the occurrence of a future event that will be settled in a win or lose situation at the end of the day.  There is only a win or lose situation (binary option) and the gain or loss is recognized as revenues at the end of each day upon the settlement of the event.  Each event commands an end on the same day.  During the third quarter of 2010 we began to generate revenues from our binary options business, which revenues amounted to $30,360.

RESULTS OF OPERATIONS FOR NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2009.

Revenues and Cost of Revenues

The Company is entitled to royalties from revenue sharing arrangements upon sublicensing of the Company’s products to end-users. The Company recognizes royalties from revenue sharing arrangements during the applicable period based on reports obtained from its customers, on a monthly basis, during such reporting period. Also, in the third quarter of 2010 we began generating revenues from our binary options business, which revenues amounted to $30,360.

During the nine and three months ended September 30, 2010 and September 30, 2009, we have continued to generate revenues from our revenue sharing arrangements with Lodgnet Interactive Corporation, Cablevision Systems Corporation, and Netplay. While in the three months ended September 30, 2010 we have started to generate revenues from our binary options business, the primary source of our revenues in the nine and three months ended September 30, 2009 was from providing support services to Netplay.

Our total revenues for the nine months ended September 30, 2010 decreased by 76% to $105,800 from $447,970 for the nine months ended September 30, 2009. This decrease is due to the fact that during the nine months ended September 30, 2009 we provided support services to Netplay for total consideration of $327,319, while during the nine months ended September 30, 2010, we did not provide such services due to the sale of certain gaming services, known as Challenge Jackpot, by Two Way Gaming Limited, or TWG, our formerly affiliated company, to Netplay.  TWG filed for dissolution in 2010.  Our total revenues for the three months ended September 30, 2010 decreased by 85% to $57,266 from $388,236 for the three months ended September 30, 2009. The decrease is mainly attributable to the fact that during 2009 we stopped providing support services to Netplay. However, in the three months ended September 30, 2010 we have started to generate revenues from our binary options business.

Cost of revenues for the nine months ended September 30, 2010 decreased by 41% to $297,018 from $499,290 for the nine months ended September 30, 2009. Cost of revenues for the three months ended September 30, 2010 decreased by 35% to $150,849 from $233,333 for the three months ended September 30, 2009. The decrease in cost of revenues is attributable to the sale of Challenge Jackpot to Netplay, offset by the launching of our new business of binary options including salaries and social benefits for our new employees.

Selling and Marketing

Selling and marketing expenses for the nine months ended September 30, 2010 increased to $115,495 compared to $0 for the nine months ended September 30, 2009. Selling and marketing expenses for the three months ended September 30, 2010 increased to $16,372 compared to $0 for the three months ended September 30, 2009. The increase in selling and marketing expenses is attributable to marketing expenses, primarily consisting of online advertisement, of our online trading of binary options sites.

General and Administrative

General and administrative expenses for the nine months ended September 30, 2010 increased by 4% to $548,942 from $527,657 for the nine months ended September 30, 2009. General and administrative expenses for the three months ended September 30, 2010 decreased by 33% to $177,360 from $265,865 for the three months ended September 30, 2009. The decrease in general and administrative expenses for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 is primarily attributable to our efforts to limit our expenses for professional fees such as legal and bookkeeping fees.

Financial Expenses/Income

Financial expenses for the nine months ended September 30, 2010 were $587,307 compared to $57,645 of financial income for the nine months ended September 30, 2009. Financial expenses for the three months ended September 30, 2010 were $579,452 compared to $72,125 of financial income for the three months ended September 30, 2009. The increase in financial expenses during the three and nine months ended September 30, 2010 is due to the significant decrease in the value of our Netplay shares. As of September 30, 2010, we hold $143,401 available for sale marketable securities of Netplay and following recent significant decline in the share value of such shares, we determined that other than temporary impairment should be recorded. As of September 30, 2010, we charged to financial expenses $466,000 previously attributed to accumulated other comprehensive loss.  In addition, during the nine months ended September 30, 2010 we sold marketable securities of Netplay for $399,753 and following that, realized a loss of $101,832 to financial expenses.  During the nine and three months ended September 30, 2009, the financial income is attributable to the decrease in the value of the call option liability owed to our Chief Executive Officer, Mr. Shimon Citron, or Mr. Citron, in connection with Mr. Citron’s call option on 15% of our Netplay shares.  Mr. Citron’s call option liability was removed during the fourth quarter of 2009 when Mr. Citron received $286,330 for his call option.  For more information on Mr. Citron’s call option, please see "Item 1. Business - Recent Developments" of our Annual Report on Form 10-K for the year ended December 31, 2009.

Share in Profits/Losses of Affiliated Company

Share in profits for the nine months ended September  30, 2010 changed to a profit of $45,789 compared to a loss of $42,769 for the nine months ended September 30, 2009. Share in losses for the three months ended September 30, 2010 was $0 compared to a profit of $71,277 for the three months ended September 30, 2009. While in 2009 we recorded our share in losses of TWG, our then affiliated company, during the first quarter of 2010 we filed for the dissolution of TWG and received $45,789 for our portion in the remaining assets of TWG.  We recorded this amount as share in profits during the first quarter of 2010.

Net Loss/Income Attributable to the Company

Net loss attributable to the Company for the nine months ended September 30, 2010 was $1,321,819 compared to a net income of $1,235,857 for the nine months ended September 30, 2009. Net loss attributable to the Company for the three months ended September 30, 2010 was $791,413 compared to a net income of $232,881 for the three months ended September 30, 2009.  Net loss per share attributable to the Company for the nine months ended September 30, 2010 was $0.04 compared to a net income per share of $0.04 for the nine months ended September 30, 2009. Net loss per share attributable to the Company for three months ended September 30, 2010 was $0.02 compared to a net income per share of $0.01 for the three months ended September 30, 2009.  The net loss for the nine and three months ended September 30, 2010 is primarily attributable to the increasing cost of our new operation in the binary options business and to the significant decrease in the fair value of our Netplay shares. The net income attributable to the Company for the nine and three months ended September 30, 2009 is primarily attributable to the Netplay transfer agreement in which we received 4,266,666 Netplay shares valued at $1.5 million. Our weighted average number of shares of common stock used in computing basic and diluted net loss per share for the nine and three months ended September 30, 2010 and September 30, 2009 was 32,319,031.

Liquidity and Capital Resources

As of September 30, 2010, our total current assets were $445,496 and our total current liabilities were $155,871. On September 30, 2010, we had an accumulated deficit of $17,318,478. We currently finance our operations through the sale of marketable securities of Netplay, revenues from sharing arrangements and revenues from our binary options business.  In addition, on October 19 and 20, 2010, we finalized securities purchase agreements of the Common Stock with five investors, in which we sold to such investors 3,750,000 shares of common stock, at $0.08 per share, or the Common Stock, and issued warrants to purchase 1,875,000 shares of common stock, or the Warrants, at exercise prices per share of $0.08.  No separate consideration was paid for the Warrants.  The aggregate gross proceeds from the sale of the Common Stock and the issuance of the Warrants were $300,000, with $175,000 of such proceeds being received in September 2010 and $125,000 of such proceeds being received in October 2010.

During the first nine months of 2010 we sold 1,450,000 shares of Netplay for a total amount of $399,753. As of September 30, 2010 we held 1,516,666 shares of Netplay. The fair value of these shares was $143,401. The fair value of these shares is subject to fluctuation of Netplay's stock price and foreign currency rate. We had working capital of $289,625 on September 30, 2010 compared with a working capital of $1,441,118 on December 31, 2009. Cash and cash equivalents on September 30, 2010 were $170,435, a decrease of $182,365 from the $352,800 reported on December 31, 2009.  The decrease in cash is primarily attributable to our cost of operation offset by the sale of 1,450,000 shares of Netplay during the first nine months of 2010 and the receivables on account for the Common Stock.

Operating activities used cash of $730,836 in the nine months ended September 30, 2010. Cash used by operating activities in the nine months ended September 30, 2010 resulted primarily from the cost of our operations, including the employment of new employees and significant marketing expenses to promote our new binary options business.

Investing activity provided in the nine months ended September 30, 2010 amounted to $375,681 and resulted from the selling of marketable securities in the amount of $399,753, offset by $69,861 for the purchase of property and equipment.

Financing activities provided cash of $172,970 in the nine months ended September 30, 2010 which is due to a short-term bank credit and our October 2010 equity issuance.

Off-Balance Sheet Arrangements

According to the Services and License Agreements, or the License Agreements, between ParagonEX Limited, or ParagonEX, and WGM and B. Option, the consideration from WGM and B. Option for the right to use ParagonEX's platform will be up to 12% of the revenues from end users as calculated on a yearly basis. In addition, WGM and B. Option were obligated together to invest in marketing activity of the binary options sites, a total amount of $500,000, or the Marketing Commitment, during the first 8 months from the go live date of March 28, 2010; otherwise a fee of $50,000, or the Marketing Fee,  was owed to ParagonEX jointly by WGM and B. Option.  However, pursuant to the terms of an Addendum to the License Agreements, dated November 11, 2010 and filed with this Quarterly Report on Form 10-Q, the Marketing Commitment and Marketing Fee have been eliminated.  For more information on the License Agreements or our off-balance sheet arrangement with ParagonEX, please see "Item 1. Business - Recent Developments" of our Annual Report on Form 10-K for the year ended December 31, 2009.

Outlook

We expect that our current cash and continuing cash from operations, together with our Netplay shares and our October 2010 equity issuance should be sufficient to meet our anticipated requirements for the next 12 months. Our efforts are devoted to the recent launch of our binary options business, which started to generate revenues during the third quarter of 2010. There is no assurance that our efforts will be successful.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended.  Based on that evaluation and the material weakness described below, our management concluded that we did not maintain effective disclosure controls and procedures as of September 30, 2010. Our management has identified control deficiencies regarding a lack of segregation of duties, an insufficient qualification and training of employees, and a need for a stronger internal control environment. Our management believes that these deficiencies, which in the aggregate constitute a material weakness, are due to the small size of our staff, which makes it challenging to maintain adequate disclosure controls.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the third quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 5. Other Information.

On November 11, 2010, B. Option and WGM entered an Addendum to the License Agreements, or the Addendum, with ParagonEX.  The Addendum, among other things, (i) eliminated WGM’s and B. Option’s obligation together to invest, in marketing activity of the binary options sites, the Marketing Commitment during the first 8 months from the go live date of March 28, 2010 and the related Marketing Fee owed to ParagonEX jointly by WGM and B. Option, (ii) restricted, for a period of 18 months, B. Option’s and WGM’s right to enter into services and license agreements with third parties for binary options trading platforms, and (iii) provided for the provision of certain website language integration services by ParagonEX to B. Option and WGM for a fixed fee of $10,000, with $5,000 of such fee having already been paid and $5,000 of such fee due following the launch of the “trading from the graph” feature on B. Option’s and WGM’s respective binary options trading websites.  The description of the Addendum is a summary only and is qualified in its entirety by reference to Exhibit 10.2 to this Quarterly Report on Form 10-Q.

Item 6. Exhibits.

4.1
Form of Common Stock Purchase Warrant dated October 20, 2010 issued by the Company (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated October 20, 2010, filed with the Securities and Exchange Commission on October 20, 2010, File No. 000-51255).

10.1
Form of Regulation S Securities Purchase Agreement for Common Stock and Warrants of the Company dated October 19, 2010 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated October 20, 2010, filed with the Securities and Exchange Commission on October 20, 2010, File No.000-51255).

* 10.2
Addendum to Services and License Agreement, dated November 11, 2010, by and between ParagonEX, WGM and B. Option, to the Services and License Agreement, dated February 25, 2010, by and between ParagonEX and B. Option, and to the Services and License Agreement, dated November 18, 2009, by and between ParagonEX and WGM.

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

* Filed herewith.

** Furnished herewith.

SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

WIN GAMING MEDIA, INC.

Dated: November 12, 2010	By:	/s/ Shimon Citron
Shimon Citron Chief Executive Officer
	By:	/s/ Shlomi Zedkia
Shlomi Zedkia Chief Financial Officer