Form 10-K
period 2010-12-31
Win Gaming Media, Inc.
filed 2011-04-15
CIK 1175442

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Registrant’s telephone number: (972)-73-755-4500

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐    No ☒

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

Yes ☐    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐    No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $1,939,142

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

36,069,031 shares of common stock as of April 14, 2011.

WIN GAMING MEDIA, INC.

FORM 10-K
 (FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010)

References in this Annual Report on Form 10-K to the “Company”, “we”, “us” or “our” include Win Gaming Media, Inc. and its subsidiaries, unless the context requires otherwise.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Annual Report on Form 10-K that are not historical facts are “forward-looking statements”. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “believes,” “intends,” “plan,” “expects,” “may,” “will,” “should,” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. In particular, our statements regarding the potential growth of our markets and business outlook are examples of such forward-looking statements. The forward-looking statements include risks and uncertainties, including, but not limited to, our future growth being dependent upon the success of our new business activity in the field of binary options and other factors, including future financings, and general economic conditions and regulatory developments, not within our control. The factors discussed herein, including those risks described in Item 1A, and expressed from time to time in our filings with the Securities and Exchange Commission (the “SEC”), could cause actual results and developments to be materially different from those expressed in or implied by such statements. The forward-looking statements are made only as of the date of this filing, and we undertake no obligation to update such forward-looking statements to reflect subsequent events or circumstances.

PART I

ITEM 1. BUSINESS.

OVERVIEW

We are engaged in the business of offering worldwide online trading of binary options.  We entered the binary options business in November 2009, and since March 28, 2010, we have been offering online trading of binary options through our wholly-owned Cypriot and Israeli subsidiaries, WGM Services Ltd. (formerly, Giona Trading Ltd) (“WGM”) and B Option Ltd. (“B Option”), respectively. Worldwide trading is being offered by WGM on www.globaloption.com, while in Israel, the same services are offered by B Option on www.options.co.il.  Specifically, our online binary options trading business is aimed at investors who seek to realize profits from their investments within a short period of time.

We operate solely through our following wholly owned subsidiaries: (a) Win Gaming Media, Inc., a Delaware company (formerly: Zone 4 Play, Inc.); (b) Win Gaming Media (Israel) Ltd., an Israeli company (formerly, MixTV Ltd.) (“WGMI Israel”); (c) WGM; (d) B Option; and (e) Gaming Ventures PLC, an Isle of Man company (“Gaming”).

Our shares of common stock are currently traded on the Over-the-Counter (“OTC”) Bulletin Board under the symbol WGMI.OB.

Former Business of Offering Technology Servicing the Interactive Gaming Industry

On August 6, 2008, our wholly owned subsidiary WGMI Israel, and Playtech, entered into an Intellectual Property and Technology Purchase Agreement under which Playtech agreed to purchase substantially all of the assets of WGMI Israel, including but not limited to WGMI Israel’s intellectual property (“Purchased Assets”), for total consideration of $1,750,000. As of December 31, 2010, (1) $1,750,000 of cash had been paid by Playtech to WGMI Israel, (2) all of the employees of WGMI Israel were terminated and 7 of them became employees of Playtech and (3) all of the Purchased Assets were transferred to Playtech. In addition, we and Playtech have entered into a Software License Agreement, under which Playtech granted us a non-exclusive license to use the software products included in the Purchased Assets for the sole purpose of providing support and maintenance services to TWG, a company jointly owned by us and Two-Way Media Ltd. (“TWM”).  As a result of the sale, WGMI Israel no longer offers any gaming applications or development work and currently our efforts are devoted toward our new binary options business.

On April 7, 2009, TWG, which was 50% owned by us and 50% owned by TWM (we refer to TWG and TWM as the “Sellers”), entered into an agreement (the “Netplay Transfer Agreement”) with Netplay. The Netplay Transfer Agreement provided for the transfer by the Sellers of certain gaming services, known as Challenge Jackpot, and the transfer of about 16,000 registered players of Challenge Jackpot, an interactive game application provided to Virgin Media Television (“Virgin”), their account balances and the equipment required for running such business.  The transaction closed on May 21, 2009, following the approval thereof by Netplay’s shareholders on May 11, 2009, the completion of the agreement between Netplay and Virgin for the assignment of the agreement dated June 2008, between TWG and Virgin and the payment of GBP 200,000 from TWG to Virgin. At the closing, Netplay issued 8,533,333 of its ordinary shares to TWG, which shares were admitted to trading on May 21, 2009 on the London Stock Exchange plc’s market known as AIM. Of these shares, 4,266,666 shares were transferred to us, deposited with Panmure Gordon & Co and then sold by the latter.

On April 7, 2009, the Sellers and Virgin entered into a Termination and Settlement Agreement (the “Settlement Agreement”) under which, on the completion date of the NetPlay Transfer Agreement and following the receipt by Virgin from Netplay of an initial payment, Virgin agreed to terminate the brand license agreement, the production agreement and all guarantees with TWG in connection with the operation of the Challenge Jackpot and to irrevocably waive and release all claims that Virgin may have towards TWG, including liability for paying minimum guarantee fees to Virgin. The Settlement Agreement was finalized, and the final waiver received, during December 2009. As a result of these transactions we are no longer committed to support the Challenge Jackpot service through Playtech or operate the Winner Channel and Teletext services through Netplay.

Current Business of Offering Worldwide Online Trading of Binary Options

Following the sale of our entire gaming software assets, we now derive most of our income from offering worldwide online trading of binary options and revenue sharing arrangements in the interactive gaming industry, through third parties. Our sources of income are as follows:

a) Revenue from binary options business
b) Revenue share from Lodgnet in the United States
c) Revenue share from Cablevision in the United States
d) Revenue share from Netplay in the United Kingdom (until the sale of our remaining Netplay shares in the fourth quarter of 2010, as further discussed herein)

We had been seeking to enter into new business activities in the developing and growing market of online financial instruments. Following a market review of the foreign exchange and binary options industry we have elected to engage in the binary options segment because management is of the opinion that this new and growing industry offers an opportunity for us to become established, and become a leading service provider, in this field. In addition, management believes that a successful operation in the binary options business will enhance our value for the benefit of our shareholders. As a result, on November 18, 2009, our wholly owned subsidiary WGM signed an agreement with ParagonEX Limited (“November Agreement”), a British Virgin Islands corporation (“ParagonEX”), under which ParagonEX provided to WGM the right to use its web-based platform (the “Software”) which provides online trading of binary options. The Software enables online traders to invest in a wide range of binary options trading on a variety of financial markets around the world in real local time. The proceeds to WGM, after payment of consideration to ParagonEX, will be at least 88% of the net proceeds WGM receives from end users. On February 24, 2010, our additional wholly owned subsidiary, B Option, and ParagonEX, entered into an Agreement (the “Agreement”, and together with the November Agreement, the “License Agreements”) under which ParagonEX provided to B Option the right to use its Software. The Agreement includes similar terms to the November Agreement. The Agreement relates solely to marketing the Software in the Israeli market, and the user interface is in Hebrew. The right to use is non-exclusive, and the Software would be used on B Option’s website. In addition, ParagonEX undertook to provide B Option services and support in connection with the Software. In principal, the proceeds to B Option, after payment of consideration to ParagonEX, will be at least 88% of the net proceeds B Option receives from end users. There are no required minimum payments to ParagonEX under the Agreement, or a minimum investment in marketing by B Option. Each party to the Agreement may terminate it for convenience upon providing 90 days’ prior notice, but not before the 20th annual anniversary of the date in which B Option launched its website that uses the Software.  As a result of the License Agreements, global services of binary options are provided by WGM under the domain www.globaloption.com, and services of binary options for Israelis are provided by B Option under the domain www.options.co.il.

On February 24, 2010, B Option, WGM and ParagonEX entered an Addendum to the License Agreements (the “First Addendum”). The First Addendum provides that the fulfillment by WGM of monetary obligations under the November Agreement shall be deemed to be fulfillment of the respective monetary obligations by B Option under the Agreement, and vice versa.

On November 11, 2010, B Option and WGM entered an Addendum to the License Agreements (the “Second Addendum”) with ParagonEX.  The Second Addendum, among other things, (i) eliminated WGM’s and B Option’s obligation together to invest in marketing activity of the binary options sites during the first 8 months from the go live date of March 28, 2010 and the related $50,000 marketing fee owed to ParagonEX jointly by WGM and B Option, (ii) restricted, for a period of 18 months, B Option’s and WGM’s right to enter into services and license agreements with third parties for binary options trading platforms, and (iii) provided for the provision of certain website language integration services by ParagonEX to B Option and WGM for a fixed fee of $10,000, with $5,000 of such fee having already been paid and $5,000 of such fee due following the launch of the “trading from the graph” feature on B Option’s and WGM’s respective binary options trading websites.

OUR CURRENT BUSINESS

THE BINARY OPTIONS MARKET

A binary option is a type of option where the payoff is straightforward – it pays back either some fixed amount of some asset or nothing at all. The two main types of binary options are the cash-or-nothing binary option and the asset-or-nothing binary option. The cash-or-nothing binary option pays some fixed amount of cash if the option expires in-the-money while the asset-or-nothing pays the value of the underlying security. Thus, the options are binary in nature because there are only two possible outcomes. They are also called all-or-nothing options, digital options and Fixed Return Options (“FROs”) (on the NYSE Amex).

For example, a purchase is made of a binary cash-or-nothing call option on XYZ Corp’s stock struck at $100 with a binary payoff of $1000. Then, if at the future maturity date or time, the stock is trading at or above $100, $1000 is received. If its stock is trading below $100, nothing is received.

Exchange –  traded binary options

Binary option contracts have long been available OTC (i.e., sold directly by the issuer to the buyer). They were generally considered “exotic” instruments and there was no liquid market for trading these instruments between their issuance and expiration. They were often seen embedded in more complex option contracts.

In 2007, the Options Clearing Corporation proposed a rule change to allow binary options, and the SEC approved listing cash-or-nothing binary options in 2008. In May 2008, the NYSE Amex launched exchange-traded European cash-or-nothing binary options, and the Chicago Board Options Exchange (“CBOE”) followed in June 2008. The standardization of binary options allows them to be exchange-traded with continuous quotations.

NYSE Amex offers binary options on some Exchange Traded Funds and a few highly liquid equities such as Citigroup and Google. NYSE Amex calls binary options “Fixed Return Options”; calls are named “Finish High” and puts are named “Finish Low”. To reduce the threat of market manipulation of single stocks, NYSE Amex FROs use a “settlement index” defined as a volume-weighted average of trades on the expiration day.

CBOE offers binary options on the S&P 500 and the CBOE Volatility Index. The tickers for these are BSZ and BVZ, respectively. BSZ strikes are at 5-point intervals and BVZ strikes are at 1-point intervals. The actual underlying prices to BSZ and BVZ are based on the opening prices of index basket members.

Binary Options – featured by online providers

Unlike “regular” options that are offered by different exchanges and which are contracts where the investor pays for the right to buy or sell an underlying asset at a given price, an online binary option is a contract where the investor pays for the right to receive a fixed return in case the price of the underlying asset ends up higher or lower than the strike price.

In addition, unlike traditional stock-exchange-offered binary options that pay a fixed amount or nothing only if the option expires in-the-money, online binary options entitle the investor to gain a fixed return, in addition to his investment amount (usually around 65%-71%) if his prediction, either for a higher or lower strike price, has been achieved at the expiration of the underlying asset.  If the investor’s prediction is not fulfilled, he or she loses between 85%-90% of their investment.  For example, if a purchase is made at 10:15 AM of a binary call option on XYZ Corp.’s stock struck at $100 with a binary payoff of 70%, then, if at the expiry time of 11:00 AM the stock is trading above $100, $170 is received. If its stock is trading below $100, only $15 is paid to the investor.

Online binary options usually carry an expiration date, or time, of once every hour, end of business day, end of week or end of month.

Online Binary Options Market

Online binary options continue to be a unique and niche product, and thus the number of similar businesses or websites is significantly less than the number of websites competing in other online trading mediums, such as trading in pairs of foreign currencies (FOREX.com).

Amidst this scarcity, listed below are some web sites that offer trading of binary options:

•	www.etrader.co.il
•	www.anyoption.com
•	www.eztrader.com
•	www.traderxp.com
•	www.spotoption.com
•	www.bbinary.com

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

•	One Touch

When buying a one-touch option, traders set that if the asset he or she elected to trade on trades at a specified rate (trigger), then he/she will receive a profit at a preset amount. The trader thus knows in advance the extent of his or her potential profit (payout) or loss.

•	No Touch

When buying this type of option, the trader sets that he/she will make a profit (whose amount he/she sets) if and only if a currency rate does not reach the specified trigger before a specified time.

•	Double One Touch

With this type of option, traders choose two triggers and set the profit they will make if either one is hit. Usually, double-one-touch options are used when traders expect highly volatile market conditions but don’t know what direction the market will take.

•	Double No Touch

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

Investors use WGM’s binary options platform to buy either a PUT option or a CALL option. In either case, if the option expires in-the-money, investors receive a 75% return on their investment or lose 90% of their investment if their option expires out-of-the-money.

In order for investors to start trading, they are required to open an account and provide their exact personal information, a process which is simple and straightforward. Once this phase is complete, investors have an array of methods to make a deposit. They can elect to use their credit card, e-wallet provider or effectuate a bank wire transfer. Credit card and e-wallet deposits are logged immediately as credits in the investors’ account and he or she can then proceed to make their investment.

WGM offers an array of underlying assets to invest in. These are:

•             Stock Exchange indices, such as NASDAQ or London’s FTSE, Germany’s DAX orFrance’s CAC.
•             Leading stocks, such as: Coca Cola, Microsoft, Nike etc.
•             Commodities, such as: Oil, Gold or Silver.
•             Currencies pairs, such as: USD/EURO, USD/GBP, USD/YEN etc.

All feeds of the current rates and active assets are provided through THOMPSON/REUTERS in real time from the different trading exchanges. Investors can not pick underlying assets in a certain exchange that is closed. For example, one can not make an investment on Coca Cola if NASDAQ is either closed or is not yet open.

On the trading page, investors have access to all available assets to choose from, as well as their current trading price, and charts and graphs showing current and previous rates. After selecting the desired assets, investors choose either CALL or PUT, select the amount they wish to invest and the expiration time. Purchasing an option on our sites means that a contract is created which gives the investor the right to buy an underlying asset at a fixed price, within a specified time frame. At this stage, expirations take place every hour by the hour. Investors are prevented from making an investment during the last 10 minutes prior to expiration. At expiry time, the assets’ expiration price is displayed on the trading page.

In case the option expires in-the-money, an investor’s account would be credited with the rate of return as indicated in the original contract. In the same manner, if the option expired out-of-the-money, his or her account would be charged 90% of the investment and the balance would remain in his or her account.

Investors are provided with a sophisticated back-office tool, allowing them to monitor their account activity including, among other things: deposits, withdrawals and historical investments.

DEPENDENCE ON THREE MAJOR CUSTOMERS

In 2010, we derived 47% of our revenues from three major customers: Cablevision (33%), Lodgnet (8.5%) and Netplay (5.5%).

RESEARCH AND DEVELOPMENT

We did not invest in research and development in 2010 or 2009.

GOVERNMENT REGULATION

As a result of the sales of our assets, we are no longer subject to gaming regulation.  However, our sources of revenue may be affected by such regulation.

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

Nonetheless, customers in such countries have proved willing to engage in online gaming despite the fact that they may be prohibited by their domestic law from doing so. If online gaming were liberalized, or licensed and regulated, particularly in the United States, online gaming companies would be likely to face increased competition from large land-based operators and internet companies that may not currently offer such services as a result of the regulatory restrictions.

U.S. Regulation of Online Binary Options

We are not aware of any clear definitive ruling that finds that online trading of binary options would constitute illegal gambling under U.S. federal gambling laws. Nonetheless, there remains a risk that a contrary result could be reached.  To comply with U.S. Commodity Futures Trading Commission regulations, we block U.S. persons from trading commodities and currency-related options, including binary options.  As certain of our competitors appear not to have registered their online binary option trading operations with either the SEC, the U.S. Commodities Board of Exchange or any other regulatory agency, we intend to proceed without registering with such regulatory agencies. Accordingly, there remains a risk that such regulatory agencies could determine that our failure to register constitutes a violation of applicable laws, rules and regulations and we would be required to register our activities with some or all such regulatory agencies and/or face penalties or sanctions.

Binary options are defined by the CBOE as “contracts that, at expiration, pay out a pre-determined, fixed amount or nothing at all.” Certain binary options are traded on the CBOE and other regulated commodities exchanges.  Additionally, various privately operated websites offer trading in binary options.  Representative sites include http://www.anyoption.com and http://www.eztrader.com.  None of these websites appear to be registered with any regulatory body – either in the United States or internationally. Both Anyoption and EZtrader seem to operate out of Cyprus.  To our knowledge, none of these companies have been prosecuted under U.S. federal or state gambling laws in connection with the binary options trading services their websites offer.

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

Israel Regulation of Online Binary Options

Online binary options trading is not regulated in Israel and thus is legal. To our knowledge, this unregulated market is about to change due to a proposed bill which is still at the draft stage and has not yet been brought before any of Israel’s parliament financial committees.  Israel is home for a very active and developed Foreign Exchange Market (FOREX) and other related financial derivatives, all of which are operated OTC, that is, outside of the established and regulated Tel Aviv Exchange. In some cases, the volume of trade OTC exceeds, by far, the volume of trade on the regulated Tel Aviv Exchange. This high-volume trade is mainly attributed to the fast development of the internet which provides easy and instantaneous access to online trading. The proposed bill would organize and regulate the OTC arena for the benefit of the traders as well as the operators. We estimate, though, that it would take at least 1 year before the bill becomes enacted as law.

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

EMPLOYEES

Our CEO works as a consultant of the Company. We also outsource the services of our CFO and COO. Currently, we employ six full time employees and a varying number of between six to eight part time support employees in sales and customer service.

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

IF WE ARE UNABLE TO OBTAIN FINANCING NECESSARY TO SUPPORT OUR OPERATIONS, WE MAY BE UNABLE TO CONTINUE AS A GOING CONCERN.

We have generated revenues since inception but they were not an adequate source of cash to fund future operations. Historically we have relied on private placement issuances of equity.  We will need to raise additional working capital to fund our ongoing operations and growth.  There can be no assurance that acceptable financing to fund our ongoing operations can be obtained on suitable terms, if at all. If we are unable to obtain the financing necessary to support our operations, we may be unable to continue as a going concern. In that event, we may be forced to cease operations and our stockholders could lose their entire investment in us. Our audited consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2010 contain additional Note disclosures describing the circumstances that lead to this disclosure.

OUR NEW LINE OF BUSINESS IN THE BINARY OPTIONS MARKET MAKES OUR FUTURE SUCCESS UNCERTAIN.

We have entered into a new business in the emerging binary options market. Entering into this new business which is still relatively young and unregulated, makes our success uncertain. In addition, as a result of our switching from developing gaming technologies to offering financial services, it is difficult to accurately forecast our revenues, and we have limited meaningful historical financial data upon which to base planned operating expenses and new business revenue.

GOVERNMENT REGULATION COULD REQUIRE US TO REGISTER OUR BUSINESS OR OTHERWISE EFFECT OUR OPERATIONS.

We are not aware of any clear definitive ruling that finds that online trading of binary options would constitute illegal gambling under U.S. or Israeli gambling laws, or the laws of the jurisdictions in which we operate.  Nonetheless, there remains a risk that a contrary result could be reached in any such jurisdictions and we could be required to register our activities with some or all such jurisdictions, face penalties or sanctions and/or otherwise have our operations negatively effected.  To comply with U.S. Commodity Futures Trading Commission regulations, we block U.S. persons from trading commodities and currency-related options, including binary options.  As certain of our competitors appear not to have registered their online binary option trading operations with either the SEC, the U.S. Commodities Board of Exchange or any other regulatory agency, we intend to proceed without registering with such regulatory agencies.  Accordingly, there remains a risk that such regulatory agencies could determine that our failure to register constitutes a violation of applicable laws, rules and regulations and we would be required to register our activities with some or all such regulatory agencies, face penalties or sanctions and/or otherwise have our operations negatively effected.

WE HAVE INCURRED LOSSES SINCE OUR INCEPTION, AND THERE IS NO ASSURANCE THAT PROFITABLE OPERATIONS, IF ACHIEVED, CAN BE SUSTAINED.

We have not yet realized a profit, and we do not expect to be profitable in the near future. We cannot assure you that we will ever achieve profitability. At December 31, 2010, we had an accumulated deficit of $17,886,594. We expect to incur substantial costs that may not be offset by increased revenues. These costs include the following: hiring new staff and investing in marketing of our binary options business.

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

o technical difficulties with respect to the use of our binary options platform.

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

OUR INTERNAL CONTROL OVER FINANCIAL REPORTING WAS NOT CONSIDERED EFFECTIVE AS OF DECEMBER 31, 2010 AND MAY CONTINUE TO BE INEFFECTIVE IN THE FUTURE, WHICH COULD RESULT IN OUR FINANCIAL STATEMENTS BEING UNRELIABLE, GOVERNMENT INVESTIGATION OR LOSS OF INVESTOR CONFIDENCE IN OUR FINANCIAL REPORTS.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish an annual report by our management assessing the effectiveness of our internal control over financial reporting. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Management’s report as of the end of 2010 identified several material weaknesses and concluded that we did not have effective internal control over financial reporting. Ineffective internal controls can result in errors or other problems in our financial statements.  Even if material weaknesses identified do not cause our financial statements to be unreliable, if we continue to be unable to assert that our internal controls are effective, our investors could still lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline. Failure to maintain effective internal control over financial reporting could also result in investigation or sanctions by regulatory authorities.

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

Since a portion of our expenses are linked to an extent to the rate of inflation in Israel, the dollar cost of our operations is influenced by the extent to which any increase in the rate of inflation in Israel is or is not offset by the devaluation of the NIS in relation to the dollar. As a result, we are exposed to the risk that the NIS, after adjustment for inflation in Israel, will appreciate in relation to the dollar. In that event, the dollar cost of our operations in Israel will increase and our dollar-measured results of operations will be adversely affected. During 2010 and 2009, the inflation adjusted NIS appreciated against the dollar, which raised the dollar cost of our Israeli operations. We cannot predict whether in the future the NIS will appreciate against the dollar or vice versa. Any increase in the rate of inflation in Israel, unless the increase is offset on a timely basis by a devaluation of the NIS in relation to the dollar, will increase labor and other costs, which will increase the dollar cost of our operations in Israel and harm our results of operations.

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

Our officers, directors and founding shareholders own approximately 25.1% of our issued and outstanding stock. We do not have cumulative voting in the election of directors. Thus, purchasers of our common stock may not be able to affect the election of any directors to our Board of Directors (our “Board”) and any other matters upon which shareholders may vote in the future.

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

OUR COMMON STOCK IS SUBJECT TO THE “PENNY STOCK” RULES OF THE SEC, AND THE TRADING MARKET IN OUR COMMON STOCK IS LIMITED. THIS MAKES TRANSACTIONS IN OUR COMMON STOCK CUMBERSOME AND MAY REDUCE THE VALUE OF YOUR SHARES.

The SEC has adopted Rule 3a51-1 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, Rule 15g-9 requires:

o that a broker or dealer approve a person’s account for transactions in penny stocks; and

o the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

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

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in its market value.

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

RISKS RELATED TO OUR LOCATION IN ISRAEL

OUR PRINCIPAL OFFICES AND OPERATIONS ARE LOCATED IN ISRAEL AND THE UNSTABLE MILITARY AND POLITICAL CONDITIONS OF ISRAEL MAY CAUSE INTERRUPTION OR SUSPENSION OF BUSINESS OPERATIONS WITHOUT WARNING.

Our principal offices and operations facilities are located in Israel.  As a result, we are directly influenced by the political, economic and military conditions affecting Israel.  Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors. Acts of random terrorism periodically occur which could affect our operations or personnel.  In addition, Israeli-based companies and companies doing business with Israel, have been the subject of an economic boycott by members of the Arab League and certain other predominantly Muslim countries since Israel's establishment.  Although Israel has entered into various agreements with certain Arab countries and the Palestinian Authority, and various declarations have been signed in connection with efforts to resolve some of the economic and political problems in the Middle East, we cannot predict whether or in what manner these problems will be resolved. Wars and acts of terrorism have resulted in significant damage to the Israeli economy, including reducing the level of foreign and local investment.

Furthermore, certain of our officers and employees may be obligated to perform annual reserve duty in the Israel Defense Forces and are subject to being called up for active military duty at any time.  All Israeli male citizens who have served in the army are subject to an obligation to perform reserve duty until they are between 40 and 49 years old, depending upon the nature of their military service.

UNDER CURRENT ISRAELI LAW, WE MAY NOT BE ABLE TO ENFORCE COVENANTS NOT TO COMPETE AND THEREFORE MAY BE UNABLE TO PREVENT OUR COMPETITORS FROM BENEFITING FROM THE EXPERTISE OF SOME OF OUR FORMER EMPLOYEES.

Israeli courts have required employers seeking to enforce non-compete undertakings against former employees to demonstrate that the former employee breached an obligation to the employer and thereby caused harm to one of a limited number of legitimate interests of the employer recognized by the courts such as, the confidentiality of certain commercial information or a company’s intellectual property. The provisions of such clauses prohibit our employees, if they cease working for us, from directly competing with us or working for our competitors. In the event that any of our employees chooses to work for one of our competitors, we may be unable to prevent our competitors from benefiting from the expertise of our former employees obtained from us, if we cannot demonstrate to the court that a former employee breached a legitimate interest recognized by a court and that we suffered damage thereby.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

We lease premises located at 55 Igal Alon Street in Tel-Aviv, Israel. This location consists of approximately 250 square meters of office space and the rent is approximately $3,600 per month. The term of this lease was initially for one year, beginning on February 1, 2010, with an additional 4 years of annual extensions. In December 2010, we executed our option to extend this lease for an additional year, ending January 31, 2012. We do not own or lease any real property elsewhere.

We believe that our office space is adequate for our future needs for operating our business activities.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. [REMOVED AND RESERVED.]

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET FOR OUR SECURITIES

Our common stock was first quoted on the OTC Bulletin Board during the third quarter of 2003, and is currently quoted under the symbol “WGMI.OB.” The following sets forth the high and low bid quotations for the common stock as reported on the OTC Bulletin Board for each quarter in the last two fiscal years. These quotations reflect prices between dealers and do not include retail mark-ups, markdowns, and commissions and may not necessarily represent actual transactions.

	HIGH	LOW

FISCAL YEAR ENDED DECEMBER 31, 2010
First Quarter Ended March 31, 2010	$0.0695	$0.03
Second Quarter Ended June 30, 2010	$0.065	$0.05
Third Quarter Ended September 30, 2010	$0.09	$0.055
Fourth Quarter Ended December 31, 2010	$0.12	$0.05

FISCAL YEAR ENDED DECEMBER 31, 2009
First Quarter Ended March 31, 2009	$0.004	$0.003
Second Quarter Ended June 30, 2009	$0.016	$0.004
Third Quarter Ended September 30, 2009	$0.05	$0.016
Fourth Quarter Ended December 31, 2009	$0.09	$0.03

As of April 3, 2011, there were 257 stockholders of record of our common stock.

Continental Stock Transfer & Trust Company is the registrar and transfer agent for our common shares. Their address is 17 Battery Place, New York, NY 10004, U.S.A., telephone: (212) 509 4000.

DIVIDEND POLICY

Historically, we have not declared or paid any cash dividends on our common stock.   However, on February 11, 2011, our Board adopted a policy pursuant to which we may pay dividends to our shareholders at a rate of up to 50% of our audited net profits, if any, as such profits are reported in our Annual Report on Form 10-K. Dividends will be paid only if lawful under applicable laws and if not in violation of our financing agreements. Though our Board’s policy sets the maximum rate for such dividends, the amount and timing of any dividend declared and paid will remain in the discretion of the Board and will depend upon our results of operations, financial condition and capital requirements, and such other factors deemed relevant by our Board. The first payment of said dividend, if any, would be made, if applicable and permissible, following the filing of our Annual Report on Form 10-K for the year ending December 31, 2011.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Our financial statements are stated in U.S. Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles (U.S. GAAP).

This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those anticipated in these forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements” elsewhere in this Annual Report on Form 10-K.

OUR BUSINESS

We are a company which derives its income from revenue share in the interactive gaming industry, through third parties. Our sources of income are as follows:

a) Revenue from binary options business
b) Revenue share from Lodgnet in the United States
c) Revenue share from Cablevision in the United States
d) Revenue share from Netplay in the United Kingdom (until the sale of our remaining Netplay shares in the fourth quarter of 2010, as further discussed herein)

We had been seeking to enter into new business activities in the developing and growing market of online financial instruments. Following a market review of the foreign exchange and binary options industry we have elected to engage in the binary option segment. As a result, in November 2009, our wholly owned Cypriote subsidiary WGM acquired the right to use the Software which provides online trading of binary options. The Software enables online traders to invest in a wide range of binary options trading on a variety of financial markets around the world in real local time. Global trading of binary options is featured on www.globaloption.com. Further, in February 2010, our additional wholly owned subsidiary, B Option, acquired the right to use the Software. The right to use is non-exclusive, and the Software is used on B Option’s website www.options.co.il, catering only to Israeli customers.

In the course of our activities, we have sustained operating losses. To date, we have not generated sufficient revenues to achieve an operating income or positive cash flow from operations. On December 31, 2010, we had a negative working capital of $1,104,961 and an accumulated deficit of $17,886,594. There is no assurance that profitable operations, if ever achieved, will be sustained on a continuing basis.

In 2010, we derived 47% of our revenues from three major customers.

We refer in this discussion to the fiscal years ended December 31, 2010 and December 31, 2009, as “2010,” and “2009,” respectively.

We have generated revenues since inception but they were not an adequate source of cash to fund future operations. Historically, we have relied on private placement issuances of equity, sale of assets and related party loans.

Following the sale of our entire gaming software assets, we no longer offer any gaming applications development work and currently our efforts are devoted to the recent launch of our binary options business and to leverage our wholly owned subsidiary, Gaming, that is registered with the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), by either an outright sale or by incorporating new activities which shall generate revenue.

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

Accounting for stock-based compensation:

The Company accounts for stock based compensation to employees in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 718, “Stock Compensation”. The Company measures and recognizes compensation expense for share-based awards based on estimated fair values on the date of grant using the Black-Scholes option-pricing model. This option pricing model requires that we make several estimates, including the option’s expected life and the price volatility of the underlying stock.

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2010 COMPARED TO YEAR ENDED DECEMBER 31, 2009.

REVENUES AND COST OF REVENUES

The Company is entitled to royalties from revenue sharing arrangements upon sublicensing of the Company’s products to end-users. The Company recognizes royalties from revenue sharing arrangements during the applicable period based on reports obtained from its customers, on a monthly basis, during such reporting period.  In addition, since March 28, 2010, the Company has been generating revenues from its binary options business.

Our total revenues for 2010 decreased by 73% to $191,278 from $696,647 in 2009.  This decrease is due to the fact that in 2009 we provided support services to Netplay for total consideration of $585,183, while in 2010 we did not provide such services due to the sale of certain gaming services, known as Challenge Jackpot, by TWG, our formerly affiliated company, to Netplay.  TWG filed for dissolution in 2010.  In 2010 however, we began generating revenues from our binary options business, which revenues totaled $101,190.

Cost of revenues for 2010 decreased by 14% to $422,643 from $493,159 in 2009. The decrease in the cost of revenues is attributable to the decrease of expenses following the sale of Challenge Jackpot by TWG, offset by expenses resulting from the launch of our business of binary options, including payroll and other expenses related to our new employees.

SALES AND MARKETING

Sales and marketing expenses for 2010 increased by 100% to $255,325 from $0 for 2009. The increase in sales and marketing expenses is attributable to marketing expenses, primarily consisting of online advertisement of our online trading of binary options sites.

GENERAL AND ADMINISTRATIVE

General and administrative expenses for 2010 increased by 13% to $848,248 from $749,693 for 2009. The increase in general and administrative expenses is attributable to the expansion of our binary options business in 2010 and the related increase in officers’ salaries.

GAIN ON SALE OF INTELLECTUAL PROPERTY

In 2010, we did not record any operating gains. In 2009 we recorded $250,000 as operating gain on sale of intellectual property following the sale of the multiplayer blackjack tournament software platform by RNG to Playtech.

FINANCIAL EXPENSES/INCOME

Financial expenses for 2010 changed to $600,786 from $83,165 of income for 2009. The increase in financial expenses is due to a significant decrease in the value of our Netplay shares. During the fourth quarter of 2010 we sold our entire remaining Netplay shares, and as of December 31, 2010, we do not hold any shares of Netplay.  In 2010, we charged to financial expenses $528,469 due to the significant decrease in the value our Netplay shares.

SHARE IN PROFITS OF AFFILIATED COMPANY

Share in profits for 2010 were $45,789 compared to a share in profits of $2,076,828 for 2009. The share in profits in 2010 are attributable to the dissolution of TWG in which we received $45,789 for our portion in the remaining assets of TWG.  The share in profits for 2009 were primarily attributable to the Netplay Transfer Agreement in which we received 4,266,666 Netplay shares valued at approximately $1.5 million which was recorded as share in profits. In addition, until December 2009 the investment in TWG was recorded as a liability since we and TWM were guarantors in equal parts to liabilities of TWG but not to exceed the sum of (1) exposure to players’ balance owed to TWG and (2) balance of unpaid minimum guarantee fees owed from TWG to Virgin. In December 2009, we received from Virgin a waiver as agreed in the Settlement Agreement, pursuant to which Virgin waived and released all claims that Virgin may have towards TWG, including liability for paying minimum guarantee fees to Virgin.  As a result, we set off our liability towards Virgin and recorded this set off as share in profits of $562,148.  As TWG was dissolved and  liquidated in 2010, we expect there will be no share in profits of affiliated companies in 2011.

NET LOSS AND NET LOSS PER SHARE

Net loss attributable to us in 2010 changed to $1,889,935 from a net income of $1,813,788 for 2009. Net loss per share (basic and diluted) attributable to us in 2010 changed to $0.06 from a net income of $0.06 for 2009. The net loss in 2010 is primarily attributable to the launching of our binary options business. This activity required significant marketing and operational expenses, primarily consisting of online advertisement, of our online trading of binary options sites.  In addition, in 2010 we suffered from a significant decrease in the fair value of our Netplay shares.  The net income in 2009 is primarily attributable to the Netplay Transfer Agreement in which the Company received 4,266,666 Netplay shares valued at approximately $1.5 million, gain on sale of intellectual property following the sale of the multiplayer blackjack tournament software platform by RNG for $250,000, $562,148 share in profits following the removal of the liability towards Virgin and a decrease in operating expenses due to the layoff of our employees.

Our weighted average number of shares of common stock used in computing basic and diluted net loss per share for 2010 was 33,047,156 compared to 32,319,031 shares for 2009.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2010, our total current assets were $144,932 and our total current liabilities were $298,814. At December 31, 2010, we had a negative working capital of $153,882 compared with working capital of $301,819 on December 31, 2009. As of December 31, 2010 we had an accumulated deficit of $17,886,594. In 2010 we financed our operations with a combination of revenues, our proceeds from the sale of our entire remaining Netplay shares and the sale of 3,750,000 shares, and warrants to purchase an additional 1,875,000 shares, of our common stock for a total share sale consideration of $300,000.

Cash and cash equivalents on December 31, 2010 were $$54,468, a decrease of $298,332 from the $352,800 reported at December 31, 2009. Cash balances decreased in 2010 compared to 2009 primarily from the increasing cost of our binary options business offset by our sale of our entire remaining Netplay shares for a total consideration in 2010 of $582,517.

Operating activities used cash of $1,138,137 in 2010. Cash used by operating activities in 2010 resulted primarily from the increasing cost of operations of our binary options business.

Investing activities provided cash of $542,015 in 2010 compared to $563,631 in 2009. Cash provided by investing activities in the year ended December 31, 2010 resulted from selling our remaining Netplay shares for an aggregate amount of $582,517. Cash provided by investing activities in the year ended December 31, 2009 resulted from selling Netplay shares in the aggregate amount of $563,631.

Financing activities provided cash of $297,790 in 2010. Cash provided by financing activities in 2010 resulted primarily from the fourth quarter 2010 sale of 3,750,000 shares, and warrants to purchase an additional 1,875,000 shares, of our common stock for a total consideration of $300,000. Financing activities used cash of $5,133 in 2009.  Cash used by financing activities in 2009 resulted from the reduction of short term bank credit.

On March 10, 2008, our Board approved the entry of the Company into a convertible debt transaction with our CEO, Mr. Shimon Citron, subject to shareholder approval at a special meeting in lieu of an annual meeting (the “Meeting”).  The transaction was documented by a Convertible Loan Agreement, a Convertible Promissory Note (the “Note”), a Security Agreement and a Common Stock Purchase Warrant (the “Warrant”), all of which were dated as of March 6, 2008 (the “Loan Agreement Documents”). Under the Loan Agreement Documents, Mr. Citron provided the Company with a loan in the principal amount of $500,000, which was advanced to the Company in 7 installments from February 24, 2008 to July 9, 2008. The Note carried an interest rate of 15% per annum and was redeemed by the Company in 2008.

On April 29, 2008, the Company’s shareholders approved the Loan Agreement Documents.  The Warrant, to purchase up to $500,000 worth of shares of common stock of the Company, calculated as $500,000 divided by the conversion price of $0.0595 per share, would permit the purchase of 8,403,361 shares of common stock. In August 2008, the Board approved a loan from Mr. Citron under similar terms but with no assets pledged as collateral for an amount of $50,000, thereby entitling Mr. Citron to an additional warrant to purchase 840,336 shares of common stock of the Company at an exercise price of $0.0595 per share (the “Additional Warrant”).  The Warrant and Additional Warrant were issued by the Company in February 2010.

On October 19 and 20, 2010, the Company entered into securities purchase agreements with five investors, pursuant to which the Company sold to such investors 3,750,000 shares of restricted common stock (the “Common Stock”) at a price of $0.08 per share and warrants to purchase 1,875,000 shares of common stock (the “Warrants”), at exercise prices per share of $0.08. No separate consideration was paid for the Warrants. The Warrants are exercisable for a period of five years from the date of issuance thereof. The aggregate gross proceeds from the sale of the Common Stock and the Warrants was $300,000.

OUTLOOK

We believe that our future success will depend upon our ability to enhance our binary options business. Our current anticipated levels of revenues and cash flow are subject to many uncertainties and cannot be assured.  In order to have sufficient cash to meet our anticipated requirements for the next twelve months, we will be dependent upon our ability to obtain additional financing. The inability to generate sufficient cash from operations or to obtain required additional funds could require us to curtail our operations. There can be no assurance that acceptable financing to fund our ongoing operations can be obtained on suitable terms, if at all. If we are unable to obtain the financing necessary to support our operation, we may be unable to continue as a going concern. In that event, we may be forced to cease operations and our stockholders could lose their entire investment in our company.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this item is included in Item 15 of this Annual Report on Form 10-K.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2010, an evaluation was carried out under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure. Based upon that evaluation, the CEO and the CFO concluded that, at December 31, 2010, the design and operation of these disclosure controls and procedures were not effective at ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms because of certain material weaknesses identified by our management and discussed below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system is designed to provide reasonable assurance to our management and Board regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our evaluation and the material weaknesses described below, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2010.

Management has identified control deficiencies regarding lack of segregation of duties.  Management believes that these material weaknesses are due to the small size of the Company’s staff.

The ineffectiveness of internal controls as of December 31, 2010 stemmed in large part from our limitations on personnel and financing. Although we believe the time to adapt in the next year may help position us to provide improved internal control functions into the future, in the interim, these changes caused control deficiencies, which in the aggregate resulted in a material weakness.

Changes in Internal Control Over Financial Reporting

There was no change to our internal control over financial reporting that occurred during our fourth quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

As of April 14, 2011, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

NAME	AGE	POSITION	POSITION SINCE
Shimon Citron	56	Director and CEO	2001
Shlomi Zedkia	34	CFO	2011
Haim Tabak	64	COO	2010
Adiv Baruch	47	Director	2006
Niv Zilberstein	45	Director	2007
Steve Baker	58	Director	2007

The principal occupations and business experience of each director and executive officer for at least the past five years is as follows:

SHIMON CITRON. Mr. Citron founded us in 2001 and held the positions of CEO and director since our inception until May 8, 2007 when he ceased to be CEO. He resumed his position as CEO on June 1, 2008.  From 1999 to 2001, Mr. Citron was the founder and President of Gigi Media Ltd., a private company based in Israel engaged in development of internet search engines. From 1994 to 1999, he managed his own private investments in a number of startup companies in Israel.  We believe Mr. Citron’s qualifications to sit on our Board include his years of experience in the financial markets in Israel and globally, as well as his experience in serving as the CEO of a publicly traded entity.

SHLOMI ZEDKIA. Mr. Zedkia became our CFO on April 1, 2011.  Mr. Zedkia was formerly our CFO from July 2009 to December 2010.  Since 2008, Mr. Zedkia has served as a partner at Shvarts-Zedkia & Co., an accounting firm in Israel. From 2006 to 2008, Mr. Zedkia served as a senior audit manager at BDO Ziv-Haft where he gained extensive experience in auditing and preparing annual and quarterly financial statements for public companies whose shares are traded both on the U.S. and Israel stock exchanges. From 2005 to 2006, Mr. Zedkia served as an accountant at Stark & Stark Certified Public Accountants (Israel). Mr. Zedkia is a C.P.A (Isr.) and holds a B.A. degree in business administration and accounting.

HAIM TABAK.  Mr. Tabak became our COO on December 9, 2010.  Mr. Tabak was formerly our COO from January 2003 to July 2007 and was our consultant for operational matters beginning in February 2008.  Prior to joining us in 2003, Mr. Tabak was General Manager of Winner.com Ltd., Tel Aviv, Israel, a subsidiary of Winner.com, Inc., from 2000 to 2002. Winner.com is engaged in the business of marketing and advertising for internet sites. From 1998 to 1999, he held the position of COO for Transtech Systems Ltd, an IT logistics solution provider located in Tel Aviv.

ADIV BARUCH. Mr. Baruch has been one of our directors since 2006 and is our Chairman. Mr. Baruch is the President and CEO of Pinpoint Advance Corp., a blank check company that was formed for the purpose of operating in the technology sector in Israel or in Europe.  In addition, Mr. Baruch is actively involved as the Chairman of the Israeli Export Institute Hi-Tech and Telecom Division. Prior to joining Pinpoint Mr. Baruch served as the President and CEO of BOS Better On-Line Solutions Ltd. (“BOS”), a company engaged in Radio Frequency ID and supply chain solutions to global enterprises.  Prior to joining BOS, Mr. Baruch served as Executive Vice President of Business Development of Ness Technologies (“Ness”), the largest IT firm in Israel, and is considered one of the founding members of that company. Mr. Baruch is also a former partner and director of IPEX, which was acquired by Ness. Mr. Baruch has served in the capacity of founder, executive, and director for several IT companies and internet start-ups, and was significantly involved in the M&A process for such companies and in assisting them in their global expansion.  We believe Mr. Baruch’s qualifications to sit on our Board include his years of experience in the high-tech business, as well as his knowledge and familiarity in corporate finance.

NIV ZILBERSTEIN. Mr. Zilberstein has been one of our directors since 2007.  Mr. Zilberstein is the CEO of Palace Industries (PI) Ltd. Between 2003 and 2007, Mr. Zilberstein was the Vice President, Operations & Logistics for Pelephone Communication Ltd. (“Pelephone”), one of Israel’s leading wireless communications companies. He is also a member of Pelephone’s executive board. Mr. Zilberstein holds a B.A. degree in behavioral sciences and human resources management from the College of Management in Israel and an MBA degree from Bar Ilan University.  We believe Mr. Zilberstein’s qualifications to sit on our Board include his years of experience working as a highly ranked executive in one of Israel’s leading corporations, as well as his knowledge in the communications world.

STEVE BAKER. Mr. Baker has been one of our directors since 2007.  Mr. Baker has served as our director since November 2007. Between March 10, 2008 and June 1, 2008, Mr. Baker also served as our CEO and Corporate Secretary. Since March 2007, Mr. Baker has been the Executive in Residence at RHO Canada, a venture capital firm dedicated to backing leading, early-stage technology-based companies in Canada. Prior to this, since 2001, he was CEO of CyberWorld Group, a leading marketing and back office services provider to the internet-gaming industry. Mr. Baker is also the CEO and founder of Chrysalis-ITS Inc., a pioneer in internet security and encryption systems and founder and CEO of Emanation Control Limited, a leader in the intelligence countermeasures sector. Mr. Baker attended Carleton University in Ottawa, Canada.  We believe Mr. Baker’s qualifications to sit on our Board include his years of experience in online technology, as well as his knowledge of online marketing and affiliated programs.

FAMILY RELATIONSHIPS

There are no family relationships among any of our directors and executive officers.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires the Company’s directors, officers and stockholders who beneficially own more than 10% of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act, collectively referred to herein as the “Reporting Persons,” to file initial statements of beneficial ownership of securities and statements of changes in beneficial ownership of securities with respect to the Company’s equity securities with the SEC. All Reporting Persons are required by SEC regulation to furnish us with copies of all reports that such Reporting Persons file with the SEC pursuant to Section 16(a).  Based solely on our review of the copies of such reports and upon written representations of the Reporting Persons received by us, we believe that all Section 16(a) filing requirements applicable to such Reporting Persons have been met, except as follows:

Mr. Pini Gershon failed to timely file a Form 3 reporting his beneficial ownership of more than 10% of our common stock following the grant dated October 20, 2010 of a warrant to purchase 625,000 shares our common stock.  Mr. Gershon filed a Form 3 reporting this grant, and his 10% beneficial ownership of our common stock, on November 29, 2010.

Mr. Gershon failed to timely file a Form 4 reporting purchases of 10,000, 60,000, 90,000, 87,932 and 12,068 shares of our common stock on October 22, 2010, October 22, 2010, October 25, 2010, October 26, 2010 and November 15, 2010, respectively.  Mr. Gershon filed a Form 4 reporting these purchases on November 29, 2010.

AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT

During fiscal 2010, our Audit Committee was comprised of Mr. Baruch. Using the NASDAQ stock market listing rules definition of an independent director, our Board determined that Mr. Baruch qualifies as an independent director. Our Board has determined that Mr. Baruch satisfies the definition of an “audit committee financial expert” as set forth in Item 407(d)(5) of Regulation S-K. Our Audit Committee held one (1) meeting during fiscal year 2010.

CODE OF ETHICS

Our Board has adopted a Code of Business Ethics and Conduct, or Code of Ethics, applicable to our employees, officers and directors. Our Code of Ethics can be viewed on our corporate website, www.wingamingmedia.com. Our Code of Ethics contains written standards designed to deter wrongdoing and to promote:

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

Each of our officers and directors completed a signed certification to document his or her understanding of and compliance with our Code of Ethics. We intend to disclose any amendment to, or waiver from, a provision of our Code of Ethics applicable to our CEO, CFO or principal accounting officer or controller by posting such information on our website, www.wingamingmedia.com.

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE FOR FISCAL 2009 THROUGH 2010

The following Summary Compensation Table sets forth information concerning compensation during 2010 and 2009 for services in all capacities awarded to, earned by or paid to Mr. Citron. No other executive officers who were serving as our executive officers at the end of 2010 received more than $100,000 in total compensation in 2010, and there were no individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer at the end of 2010.

NAME AND PRINCIPAL POSITION	YEAR	SALARY($)	BONUS($)	OPTION AWARDS($)	OTHER COMPENSATION($)	TOTAL($)

Shimon Citron,
Chief Executive Officer
	2010	120,000	84,000	0	12,000(1)	216,000
	2009	120,000	0	0	12,000(1)	132,000

(1) Includes $12,000 reimbursed to Mr. Citron in connection with an automobile.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2010

The following table presents the outstanding equity awards held as of December 31, 2010 by our CEO. All such awards were stock options.

	Number of Securities Underlying Unexercised Options
NAME	EXERCISABLE		UNEXERCISABLE		EXERCISE PRICE	EXPIRATION DATE

Shimon Citron	833,333	(1)	166,667	(1)(2)	$0.06	September 14, 2018

(1) Granted September 15, 2008.
(2) Vests in three equal quarterly installments beginning on March 15, 2011 and ending September 14, 2011.

COMPENSATION OF DIRECTORS

We have agreements with each of our directors, pursuant to which we have agreed to reimburse them for reasonable and necessary expenses incurred in connection with attendance at meetings of the Board and other Company business.  None of our directors are being compensated in cash for their services.

The following table provides information regarding compensation earned by, awarded or paid to each person for serving as a non-employee director during the year ended December 31, 2010.

DIRECTOR COMPENSATION

NAME	PAID IN CASH	AWARDS		TOTAL
Adiv Baruch (1)	$0	$69,982	(4)	$69,982	(4)
Steve Baker(2)	$0	$0		$0
Niv Zilberstein(3)	$0	$0		$0

(1) Mr. Baruch had 1,992,261 options outstanding as of December 31, 2010.

(2) Mr. Baker had 400,000 options outstanding as of December 31, 2010.

(3) Mr. Zilberstein had 400,000 options outstanding as of December 31, 2010.

(4) The dollar value recognized for the stock option award was determined in accordance with FASB ASC Topic 718.  For information on the determination of the fair value of each option granted as of the grant date, and of assumptions made with respect to the value of option awards, see, in this Annual Report on Form 10-K, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations--Critical Accounting Policies and Estimates” and “Notes to Consolidated Financial Statements--Note 8. Share Capital”.

ENGAGEMENT AGREEMENTS CONCERNING EXECUTIVE OFFICERS

On September 23, 2008, we entered into a consulting agreement (the “Citron Consulting Agreement”) with Citron Investments Ltd. (the “Consultant”), an Israeli corporation wholly owned by our director and CEO, Mr. Citron. Pursuant to the Citron Consulting Agreement, we retained the services of the Consultant to provide the services of Mr. Citron as our CEO in a part time capacity.  Pursuant to the Citron Consulting Agreement, we are required to pay the Consultant a monthly fee of $10,000, and will reimburse expenses incurred by the Consultant in connection with one automobile owned and operated by the Consultant not to exceed $1,000 per month and shall include Mr. Citron in its liability insurance program for officers and directors. In addition, under the terms of the Citron Consulting Agreement, should our valuation based on the price per share of our shares as quoted on the stock exchange or on an automatic quotation system (such as the OTC Bulletin Board) in which our shares are listed or quoted, during the term of the Citron Consulting Agreement, exceed $10,000,000 throughout a continuous period of at least 30 consecutive days, then the Consultant shall be entitled to receive from us a special bonus equaling 2% of the average of our valuation in such 30-day period. The term of the Citron Consulting Agreement is 6 months, effective June 6, 2008 with automatic extension for an undefined period. The Citron Consulting Agreement can be terminated by either party for no reason with a 90-day advance written notice or for a material breach with a 14-day advance written notice if such a breach was not cured during the aforesaid 14-day period.

On December 9, 2010, we and the Consultant amended the Citron Consulting Agreement (the “Amendment”).  The Amendment amended the compensation terms of Mr. Citron as follows: (i) Mr. Citron received from us a special discretionary bonus for the year 2010 in the amount of $84,000. Such bonus was granted for our performance and for performing services for us on a full time capacity during 2010, notwithstanding the fact that the Citron Consulting Agreement provides that Mr. Citron should devote 25 hours per week for the provision of such services. The bonus was paid based on our cash flow; (ii) effective January 1, 2011, the annual fee to Mr. Citron, for providing us services on a full time basis, shall be $200,000; and (iii) Mr. Citron shall be entitled to receive a recurring annual bonus in the amount of $50,000 subject to meeting our goals as such goals shall be determined by our Board in the annual budget.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information, to the best of our knowledge, as of April 14, 2011 (unless provided herein otherwise), with respect to holdings of our common stock by (1) each person known by us to be the beneficial owner of more than 5% of the total number of shares of our common stock outstanding as of such date; (2) each of our directors; (3) each of our executive officers; and (4) all of our directors and our current executive officers as a group. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

NAME AND ADDRESS OF BENEFICIAL OWNER (1) AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP (2) PERCENT OF CLASS (3)

5% BENEFICIAL OWNERS

Shimon Citron (4)	7,698,695	20.8%

Pini Gershon (5)	5,201,950	14.2%

Highbridge International LLC	2,117,600	5.9%

Orinda Capital (6)
11 El Sueno, Orinda, CA 94563	4,965,518	12.9%

OTHER DIRECTORS:

Steve Baker (7)	355,556	*

Adiv Baruch (8)	1,370,038	3.7%

Niv Zilberstein (7)	355,556	*

All directors and current executive officers as a
group (5 persons)(4)(7)(8)	9,779,845	25.1%

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

(3) Applicable percentage of ownership is based on 36,069,031 shares of our common stock outstanding as of April 14, 2011, plus any common stock equivalents and options or warrants held by such holder which are presently or will become exercisable within 60 days thereafter.

(4) Includes options to acquire 888,889 shares of common stock at an exercise price of $0.06 per share and warrants to acquire 3,781,512 shares of common stock at an exercise price of $0.0595 per share.

(5) Includes warrants to acquire 625,000 shares of common stock at an exercise price of $0.08 per share.

(6) Includes warrants to acquire 2,482,759 shares of common stock at an exercise price of $1.125 per share. With respect to Orinda Capital, Mr. Ori Sasson controls investment and voting power.

(7) Includes options to acquire 355,556 shares of common stock at an exercise price of $0.06 per share.

(8) Includes options to acquire 200,000, 192,261, 533,333 and 444,444 shares of common stock at exercise prices of $0.725, $1.00, $0.06 and $0.11 per share, respectively.

The following table summarizes certain information regarding our equity compensation plans as of December 31, 2010:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders—2004 Global Share Option Plan	6,152,261	$0.17	1,847,739
Equity compensation plans not approved by security holders	0	0	0
Total	6,152,261	$0.17	1,847,739

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On September 23, 2008, we entered into the Citron Consulting Agreement with the Consultant, an Israeli corporation wholly owned by our director and CEO, Mr. Citron. Pursuant to the Citron Consulting Agreement, we retained the services of the Consultant to provide the services of Mr. Citron as our CEO in a part time capacity.  Pursuant to the Citron Consulting Agreement, we are required to pay the Consultant a monthly fee of $10,000, and will reimburse expenses incurred by the Consultant in connection with one automobile owned and operated by the Consultant not to exceed $1,000 per month and shall include Mr. Citron in its liability insurance program for officers and directors. In addition, under the terms of the Citron Consulting Agreement, should our valuation based on the price per share of our shares as quoted on the stock exchange or on an automatic quotation system (such as the OTC Bulletin Board) in which our shares are listed or quoted, during the term of the Citron Consulting Agreement, exceed $10,000,000 throughout a continuous period of at least 30 consecutive days, then the Consultant shall be entitled to receive from us a special bonus equaling 2% of the average of our valuation in such 30-day period. The term of the Citron Consulting Agreement is 6 months, effective June 6, 2008 with automatic extension for an undefined period. The Citron Consulting Agreement can be terminated by either party for no reason with a 90-day advance written notice or for a material breach with a 14-day advance written notice if such a breach was not cured during the aforesaid 14-day period.

On December 9, 2010, we and the Consultant entered the Amendment.  The Amendment amends the compensation terms of Mr. Citron as follows: (i) Mr. Citron shall receive from us a special discretionary bonus for the year 2010 in the amount of $84,000. Such bonus is granted for our performance and for performing services for us on a full time capacity during 2010, notwithstanding the fact that the Citron Consulting Agreement provides that Mr. Citron should devote 25 hours per week for the provision of such services. The bonus shall be paid based on our cash flow and any delay in paying such amount by us shall not be considered a breach of the Amendment; (ii) effective January 1, 2011, the annual fee to Mr. Citron, for providing us services on a full time basis, shall be $200,000; and (iii) Mr. Citron shall be entitled to receive a recurring annual bonus in the amount of $50,000 subject to meeting our goals as such goals shall be determined by our Board in the annual budget.

On April 7, 2009, the Sellers entered the Netplay Transfer Agreement.  The Netplay Transfer Agreement provided for the transfer by the Sellers of certain gaming services, known as Challenge Jackpot, and the transfer of about 16,000 registered players of Challenge Jackpot, an interactive game application provided to Virgin, their account balances and the equipment required for running such business.  The transaction closed on May 21, 2009, following the approval thereof by Netplay’s shareholders on May 11, 2009, the completion of the agreement between Netplay and Virgin for the assignment of the agreement dated June 2008, between TWG and Virgin and the payment of GBP 200,000 from TWG to Virgin. At the closing, Netplay issued 8,533,333 of its ordinary shares to TWG, which shares were admitted to trading on May 21, 2009 on the London Stock Exchange plc’s market known as AIM. Of these shares, 4,266,666 shares were transferred to us, deposited with Panmure Gordon & Co and then sold by the latter.  Based on the shareholder’s agreement of TWG and in return for Mr. Citron’s consent to grant TWG the unlimited right to use the Winnerchannel.com domain, which Mr. Citron owns, he was entitled to receive 7.5% of all the proceeds generated from the sale of a part or all of TWG’s assets which is equivalent to 15% of the received shares allocated to the Company. In 2009, Mr. Citron received from the Company approximately $286,330 in return for his 15% portion of Netplay’s shares.

On December 9, 2010, we appointed Mr. Tabak as our COO. In connection therewith, we entered into a consulting agreement (the “Tabak Consulting Agreement”) with WINNER.COM (UK) Ltd. (“Winner”), a U.K. corporation, wholly owned by Mr. Tabak. Pursuant to the Tabak Consulting Agreement, we will retain the services of Winner to provide the services of Mr. Tabak as our COO. The Tabak Consulting Agreement provides that we will pay Winner a monthly amount in U.S. dollars that equals 20,000 New Israeli Shekels, and shall issue to Mr. Tabak options to purchase 500,000 of our shares (the “Options”), at an exercise price of $0.11 per share. One third of the Options vested upon issuance, and the balance shall vest quarterly, in eight equal installments, starting on March 31, 2011. The Options are issued under our Option Plan.  The Tabak Consulting Agreement can be terminated by either party at will upon providing a 90-day advance written notice or for a material breach with a 14-days advance written notice if such a breach was not cured during the aforesaid 14-day period.

Effective on April 1, 2011, we appointed Mr. Zedkia as our CFO. This appointment was made pursuant to an agreement signed between us and Shvarts-Zedkia & Co., an Israeli financial management consulting firm in which Mr. Zedkia is a partner. Therefore, we will not have separate compensation arrangements with Mr. Zedkia.

DIRECTOR INDEPENDENCE

Using the NASDAQ stock market listing rules definition of an independent director, our Board determined that Mr. Baruch and Mr. Zilberstein qualify as independent directors.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Our Audit Committee retained Ziv Haft, a member of the BDO Network (“BDO”) as our independent registered public accounting firm for the fiscal year ended December 31, 2010.

The following table summarizes the fees BDO billed for the last two fiscal years for audit services and other services:

FEE CATEGORY	2010	2009

Audit Fees (1)	$45,000	$45,000
Audit Related Fees	-	-
Tax Fees (2)	-	9,288
All Other Fees	-	-

Total Fees	$45,000	$54,288

(1)
Consists of fees for professional services rendered in connection with the audit of our financial statements for the years ended on December 31, 2010 and December 31, 2009, the reviews of the financial statements included in each of our Quarterly Reports on Form 10-Q during 2010 and 2009, and fees for professional services rendered in connection with documents filed, including the registration statement on Form 20-F for Gaming, with the SEC during those quarters.

(2)	Consists of fees relating to our tax compliance and tax planning.

PRE-APPROVAL POLICIES AND PROCEDURES

None of the audit-related fees billed in fiscal 2010 and 2009 related to services provided under the de minimis exception to the SEC’s audit committee pre-approval requirements.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) Financial Statements and Financial Statement Schedules filed as part of this Annual Report on Form 10-K:

Page
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets, as of December 31, 2010 and 2009	F-2 – F-3
Consolidated Statements of Operations, For the Years Ended December 31, 2010 and 2009	F-4
Statements of Changes in Equity, For the Years Ended December 31, 2010 and 2009	F-5
Consolidated Statements of Cash Flows, For the Years Ended December 31, 2010 and 2009	F-6
Notes to Consolidated Financial Statements	F-7 – F-19

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions, or are inapplicable, and therefore have been omitted.

(b) Exhibits

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

3.1
Composite copy of the Company’s Articles of Incorporation as amendedon May 1, 2008 (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 28, 2008).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to our FormSB-2 (File No. 333-91356) filed with the Securities and Exchange Commission on June 27, 2002).

4.1
Form of Common Stock Purchase Warrant dated October 20, 2010 issued by the Company (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 20, 2010).

10.1	2004 Global Share Option Plan of Zone 4 Play, Inc. (incorporated byreference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 30, 2004).+

10.2
Amendment to 2004 Global Share Option Plan of Zone 4 Play,Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 10, 2006).+

10.3
Sample Agreement under the Company’s 2004 Global Share Option Plan (incorporated by reference to Exhibit 10.25 to our Annual Report on Form 10K-SB filed with the Securities and Exchange Commission on April 11, 2006).+

10.4
Consulting Agreement, dated September 23, 2008, between the Company and Citron Investments Ltd. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on September 25, 2008).+

10.5
Addendum dated December 9, 2010, to Consulting Agreement, dated September 23, 2008, between the Company and Citron Investments Ltd. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on December 13, 2010).+

10.6	Consulting Agreement dated December 9, 2010, between the Company and WINNER.COM (UK) Ltd. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on December 13, 2010).+

10.7
Services and License Agreement dated November 18, 2009 by and between ParagonEX Limited and WGM Services Ltd. (formerly Giona Trading Ltd.) (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on November 23, 2009).

10.8
Services and License Agreement dated February 24, 2010 by and between ParagonEX Limited and B Option Ltd. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on March 2, 2010).

10.9
Addendum to Services and License Agreement dated February 24, 2010 by and between ParagonEX Limited WGM Services Ltd. and B Option Ltd. (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on March 2, 2010).

10.10
Addendum to Services and License Agreement dated November 11, 2010 by and between ParagonEX Limited, WGM Services Ltd. and B Option Ltd. (incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q filed on November 12, 2010).

10.11
Settlement and Termination Agreement, dated April 6, 2009, by Virgin Media Television Limited, Two Way Media Limited, Two Way Gaming Limited and Two Way Media Holdings Limited (incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q filed on May 13, 2009).

10.12
Orderly Market Agreement, dated April 6, 2009, between Win Gaming Media, Inc., Netplay TV plc and Panmure Gordon & Co. (incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q filed on May 13, 2009).

10.13
Form of Regulation S Securities Purchase Agreement for Common Stock and Warrants of the Company dated October 19, 2010 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 20, 2010).

10.14
Convertible Loan Agreement dated as of March 6, 2008 by and between Zone 4 Play Inc. and Shimon Citron (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2008).+

10.15
Convertible Promissory Note dated as of March 6, 2008 from Zone 4 Play Inc. to Shimon Citron (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2008).+

10.16
Security Agreement dated March 6, 2008 by and between Zone 4 Play Inc. and Shimon Citron (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2008).+

10.17
Common Stock Purchase Warrant dated March 6, 2008 issued by Zone 4 Play Inc. to Shimon Citron (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2008).+

21.1*	List of Subsidiaries.

23.1*	Consent of Ziv Haft, a member of the BDO network.

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1**	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section1350.

* Filed herewith.

** Furnished herewith.

+ Management contract or compensation plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WIN GAMING MEDIA, INC.

By:	/s/ Shimon Citron
Shimon Citron
CEO

Date: April 15, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Shimon Citron	Director and Chief Executive Officer (principal executive officer)	April 15, 2011
Shimon Citron

/s/ Shlomi Zedkia	Chief Financial Officer (principal financial and accounting officer)	April 15, 2011
Shlomi Zedkia

/s/ Steve Baker	Director	April 15, 2011
Steve Baker
April 15, 2011
/s/ Adiv Baruch	Director
Adiv Baruch

/s/ Niv Zilberstein	Director	April 15, 2011
Niv Zilberstein

WIN GAMING MEDIA, INC.
AND ITS SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2010

IN U.S. DOLLARS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of
WIN GAMING MEDIA, INC.

We have audited the accompanying consolidated balance sheets of Win Gaming Media Inc. (formerly known as: Zone4Play Inc.) (the “Company”) and its subsidiaries as of December 31, 2010 and 2009 and the related consolidated statements of operations, changes in equity and cash flows for the  two years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not requried to have, nor were we engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 2010 and 2009 and the related consolidated results of their operations and cash flows for the two years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1.D to the consolidated financial statements, the Company has suffered losses from operations and has negative cash flows from operations that raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans as to these matters are also discussed in the Note. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of these uncertainties.

Tel Aviv, Israel
April 15, 2011
/s/ Ziv Haft Certified Public Accountants (Isr.) BDO Member Firm

WIN GAMING  MEDIA, INC. AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

U.S. dollars

	December 31,
	2010	2009

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$54,468	$352,800
Deposit from players and credit card companies	69,690	-
Other accounts receivable and prepaid expenses (Note 4)	20,774	71,901
Marketable securities	-	1,139,299

Total current assets	144,932	1,564,000

LONG TERM DEPOSIT	8,453	-

PROPERTY AND EQUIPMENT, NET (Note 5)	62,887	283

Total assets	$216,272	$1,564,283

The accompanying Notes are an integral part of the consolidated financial statements.

WIN GAMING  MEDIA, INC. AND ITS SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

U.S. dollars

	December 31,
	2010	2009

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Short-term bank credit	$-	$2,210
Accounts payables	93,331	4,137
Accrued expenses and other liabilities	205,483	116,535

Total current liabilities	298,814	122,882

Total liabilities	298,814	122,882

COMMITMENTS AND CONTINGENT LIABILITIES (Note 6)

EQUITY (DEFICIENCY) (Note 8):
Common stock of $ 0.001 par value:
Authorized: 75,000,000 shares at December 31, 2010 and 2009; Issued and outstanding: 36,069,031 shares at December 31, 2010 and 32,319,031 shares at December 31, 2009.	36,069	32,319
Additional paid-in capital	17,767,983	17,377,428
Accumulated other comprehensive income	-	28,313
Accumulated deficit	(17,886,594)	(15,996,659)

Equity (deficiency)	(82,542)	1,441,401

Total liabilities and equity	$216,272	$1,564,283

The accompanying Notes are an integral part of the consolidated financial statements.

WIN GAMING  MEDIA, INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

U.S. dollars

	Year ended December 31,
	2010		2009

Revenues:
Revenues from binary options business		$101,190	$-
Revenues from royalties		90,088	696,647

Total revenues		191,278	696,647

Cost of revenues		422,643	493,159

Gross profit (loss)		(231,365)	203,488

Operating expenses:

Selling and marketing		255,325	-
General and administrative		848,248	749,693
Gain on sale of intellectual property		-	(250,000)
Total operating expenses		1,103,573	499,693

Operating loss		(1,334,938)	(296,205)

Financial expenses (income), net (Note 10)		600,786	(83,165)

Net loss before taxes on income		(1,935,724)	(213,040)
Taxes on income (Note 9)		-	-

		(1,935,724)	(213,040)

Share in profits of an affiliated company		45,789	2,076,828

Net income (loss)		(1,889,935)	1,863,788
Net income attributable to non controlling interest		-	50,000

Net income (loss) attributable to the Company		(1,889,935)	1,813,788

Total basic and diluted net income (loss) per share	$	(0.06)	$0.06

Weighted average number of common stock used in computing basic and diluted net loss per share		33,047,156	32,319,031

The accompanying Notes are an integral part of the consolidated financial statements.

WIN GAMING  MEDIA, INC. AND ITS SUBSIDIARIES

STATEMENTS OF CHANGES IN  EQUITY

U.S. dollars

	Common stock Number	Share capital Amount	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total comprehensive income (loss)	Total stockholders’ equity (deficiency)

Balance as of December 31, 2007	32,319,031	$32,319	$17,060,714	$(7,504)	$(17,335,988)	$(3,976,910)	$(250,459)

Issuance cost of provision issued shares and warrants	-	-	124,020	-	-	-	124,020
Stock - based compensation	-	-	126,158	-	-	-	126,158
Foreign currency translation adjustments	-	-	-	(543)	-	(543)	(543)
Net loss	-	-	-	-	(474,459)	(474,459)	(474,459)

Balance as of December 31, 2008	32,319,031	$32,319	$17,310,892	$(8,047)	$(17,810,447)	$(4,451,912)	$(475,283)

Stock - based compensation	-	-	66,536	-	-	-	66,536
Unrealized income on marketable securities	-	-	-	188,250	-	-	188,250
Reclassification adjustment to income on marketable securities	-	-	-	(151,890)	-	-	(151,890)
Net income	-	-	-	-	1,813,788	1,813,788	1,813,788

Balance as of December 31, 2009	32,319,031	$32,319	$17,377,428	$28,313	$(15,996,659)	$(2,638,124)	$1,441,401

Issuance of shares, net	3,750,000	3,750	296,250	-	-	-	300,000
Stock - based compensation	-	-	94,305	-	-	-	94,305
Reclassification adjustment to income on marketable securities	-	-	-	(28,313)	-	-	(28,313)
Net loss	-	-	-	-	(1,889,935)	(1,889,935)	(1,889,935)

Balance as of December 31, 2010	36,069,031	$36,069	$17,767,983	$-	$(17,886,594)	$(4,528,059)	$(82,542)

The accompanying Notes are an integral part of the consolidated financial statements.

WIN GAMING  MEDIA, INC. AND ITS SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars

	Year ended December 31,
	2010	2009
Cash flows from operating activities:

Net income (loss)	$(1,889,935)	$1,813,788
Adjustments required to reconcile net loss to net cash used in operating activities:
(Gain) loss on marketable securities	528,469	(151,890)
Deposit from players and credit cards companies	(69,690)	-
Decrease in call option value	-	(219,225)
Depreciation	15,234	2,453
Decrease in trade and other accounts receivable	51,127	65,367
Stock-based compensation	94,305	66,536
Increase (decrease) in trade payables	89,194	(87,332)
Increase (decrease) in accrued expenses and other liabilities	88,948	(121,719)
Accrued severance pay, net	-	(25,978)
Share in profits of an affiliated company	(45,789)	(2,076,828)

Net cash used in operating activities	(1,138,137)	(734,828)

Cash flows from investing activities:

Proceeds from selling marketable securities	582,517	563,631
Long term bank deposit	(8,453)	-
Purchase of property and equipment	(77,838)	-
Proceeds from liquidation of affiliated company	45,789	-

Net cash provided investing activities	542,015	563,631

Cash flows from financing activities:

Issuance of shares, net	300,000	-
Short-term bank credit, net	(2,210)	(5,133)

Net cash provided (used in) by financing activities	297,790	(5,133)

Decrease in cash and cash equivalents	(298,332)	(176,330)
Cash and cash equivalents at the beginning of the year	352,800	529,130

Cash and cash equivalents at the end of the year	54,468	352,800

Supplemental disclosure of cash flows information:
Cash paid during the period for:
Interest	$72	$244

The accompanying Notes are an integral part of the consolidated financial statements.

WIN GAMING  MEDIA, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars

NOTE 1:-                 GENERAL:

A.
Win Gaming Media, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on April 23, 2002. The Company’s shares are currently traded on the OTC Bulletin Board under the trading symbol WGMI.OB. Following the sale of its entire software assets in 2008 and 2009, the Company no longer offers any gaming applications development work and currently the Company’s efforts are devoted to the launch of its new business activity in the field of binary options (see C. below).

The Company conducts its operations and business with and through its subsidiaries, (1) Win Gaming Media, Inc., a Delaware corporation, (2) Win Gaming Media (Israel) Ltd., an Israeli company, (3) WGM Services Ltd., a company registered in Cyprus (“WGM”), (4) Gaming Ventures PLC, a company incorporated in the Isle of Man (“Gaming”), and (5) B Option Ltd., an Israeli company (“B Option”).

B.
On July 11, 2006, the Company formed Gaming. On August 4, 2006, Gaming filed with the Securities and Exchange Commission (“SEC”) a registration statement on Form 20-F. As a result, Gaming is a separate reporting entity with the SEC that has the reporting obligations of a foreign private issuer, despite it being the Company’s wholly owned subsidiary.

C.
Since March 28, 2010 the Company has been offering online trading of binary options through two of its wholly-owned subsidiaries in Cyprus and Israel. Worldwide trading is being offered by WGM, on www.globaloption.com, later to expand through localized activities in leading markets around the world, while in Israel, the same services are featured through B Option, on www.options.co.il. Specifically, the Company markets online binary options trading business towards investors who are seeking to realize any profit from their investments within a short period of time.

D.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered losses from operations and negative cash flows from operations since inception. For the year ended December 31, 2010, the net loss attributable to the Company is $1,889,935 and had negative cash flows from operations of $1,138,137.

The Company’s gross losses in 2010 amounted to $231,365, as compared to gross profits in 2009 of $203,488, due to the launch and expansion of the Company’s binary options business.

Despite its negative cash flows, the Company has been able to secure financing to support its operations to date, based on share issuances and selling part of its intellectual property assets.  The Company plans to seek additional funds from equity issuances in order to continue its binary options business.  The consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

E.	Concentration of risk that may have a significant impact on the Company:

47% of the Company’s 2010 revenues were derived from 3 major customers (see Note 7.B).

F.
On November 18, 2009, WGM signed an agreement with ParagonEX Limited, a British Virgin Islands corporation (“ParagonEX”), under which ParagonEX provided to WGM the right to use its web-based platform (the “Software”) which provided online trading of binary options. The Software enables online traders to invest in a wide range of binary options trading on a variety of financial markets around the world in real local time.  According to the agreement, the consideration for using the Software will be up to 12% of the net proceeds the Company receives from end users.

WIN GAMING  MEDIA, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars

NOTE 2:-                 SIGNIFICANT ACCOUNTING POLICIES:

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”).

A.	Use of estimates:

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying Notes. Actual results could differ from those estimates.

B.	Financial statements in U.S. dollars:

Most of the revenues of the Company are generated in U.S. dollars (“dollar”). The Company’s management believes that the dollar is the primary currency of the economic environment in which the Company operates. Thus, the functional and reporting currency of the Company and certain of its subsidiaries is the dollar.

Accordingly, monetary accounts maintained in currencies other than the dollar are remeasured into U.S. dollars according to Financial Accounting Standards Board (“FASB”) ASC Topic 830, “Foreign Currency Matters”. All transactions gains and losses of the remeasurement of monetary balance sheet items are reflected in the consolidated statements of operations as financial income or expenses as appropriate.

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

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method, over the estimated useful lives of the assets, at the following annual rates:

%

Computers and peripheral equipment	33
Electronic devices	15
Leasehold improvements	Over the shorter of lease term or the life of the assets
Office furniture and equipment	6

WIN GAMING  MEDIA, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars

NOTE 2:-                 SIGNIFICANT ACCOUNTING POLICIES (Cont.):

F.	Accounting for stock-based compensation:

The Company accounts for stock based compensation to employees in accordance with FASB ASC Topic 718, “Stock Compensation”. The Company measures and recognizes compensation expense for share-based awards based on estimated fair values on the date of grant using the Black-Scholes option-pricing model. This option pricing model requires that the Company make several estimates, including the option’s expected life and the price volatility of the underlying stock.

G.	Revenue recognition:

The Company is entitled to royalties from revenue sharing arrangements upon sublicensing of the Company’s products to end-users. The Company recognizes royalties from revenue sharing arrangements during the period based on reports obtained from its customers through the relevant reporting period on a monthly basis.  In addition, since March 28, 2010, the Company began generating revenues from its binary options business described above in Note 1.C. The online binary options trading business is based on the platform that a player tries to predict the occurrence of a future event that will be settled in a win or lose situation at the end of the day. There is only a win or lose situation (binary option) and the gain or loss is recognized at the end of each day upon the settlement of the event. Thus, each event commands an end on the same day. The Company recognizes revenues from the binary operation net of losses.

H.	Income taxes:

Deferred taxes are determined utilizing the “asset and liability” method, whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and the tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, when it’s more likely than not that deferred tax assets will not be realized in the foreseeable future (see Note 9).

I.	Concentrations of credit risk:

Financial instruments that potentially subject the Company and its subsidiaries to concentrations of credit risk consist principally of cash and cash equivalents. The majority of the Company’s cash and cash equivalents are invested in dollar instruments with major banks in Israel, the United Kingdom and the United States. Such cash and cash equivalents in the United States may be in excess of insured limits and are not insured in other jurisdictions. Management believes that the financial institutions that hold the Company’s investments are financially sound and accordingly, minimal credit risk exists with respect to these investments.

The Company and its subsidiaries have no off-balance-sheet concentration of credit risk such as foreign exchange contracts, option contracts or other foreign currency arrangements.

WIN GAMING  MEDIA, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars

NOTE 2:-                 SIGNIFICANT ACCOUNTING POLICIES (Cont.):

J.	Fair value measurement:

The Company measures fair value and discloses fair value measurements for financial and non-financial assets and liabilities. Fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible and considers counterparty credit risk in its assessment of fair value.

K.	Basic and diluted net income (loss) per share-EPS:

Basic net (income) loss per share is computed based on the weighted average number of common shares outstanding during each year. Diluted loss per share is computed based on the weighted average number of common shares outstanding during each year, plus dilutive potential common shares considered outstanding during the year. For the year ended December 31, 2009, all the options outstanding have been excluded from the calculation of diluted EPS because their exercise price was higher than the average market price of ordinary share. For the year ended December 31, 2010, the Company incurred a net loss and therefore no diluted EPS was presented.

L.	Impact of recently issued Accounting Standards:

In December 2010, the FASB issued amendments to the disclosure of pro forma information for business combinations. These amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010 (early adoption is permitted). The amendments clarify the acquisition date that should be used for reporting the pro forma financial information disclosures when comparative financial statements are presented. The amendments also improve the usefulness of the pro forma revenue and earnings disclosures by requiring a description of the nature and amount of material, nonrecurring proforma adjustments that are directly attributable to the business combination(s). The Company believes that the adoption will not have a material impact on its consolidated financial statements.

WIN GAMING  MEDIA, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars

NOTE 2:-                 SIGNIFICANT ACCOUNTING POLICIES (Cont.):

L.	Impact of recently issued Accounting Standards (Cont.):

In January 2010, the FASB updated the “Fair Value Measurements Disclosures”. More specifically, this update requires (a) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances and settlements to be presented separately (i.e. present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs).

This update clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value, and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. As applicable to the Company, this became effective as of the first interim or annual reporting period beginning after December 15, 2009, except for the gross presentation of the Level 3 roll forward information, which is required for annual reporting periods beginning after December 15, 2010 and for interim reporting periods within those years. As applicable to the Company, the adoption of the new guidance did not have a material impact on its consolidated financial statements.

In October 2009, the FASB issued amendments to the accounting and disclosure for revenue recognition. These amendments, effective for fiscal years beginning on or after June 15, 2010 (early adoption is permitted), modify the criteria for recognizing revenue in multiple element arrangements and require companies to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method. Additionally, the amendments eliminate the residual method for allocating arrangement considerations. The Company believes that the adoption will not have a material impact on its consolidated financial statements.

WIN GAMING  MEDIA, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars

NOTE 3 - FAIR VALUE MEASUREMENT:

Items carried at fair value as of December 31, 2010 and 2009 are classified in the table below in one of the three categories described in Note 2.J.

	Fair value measurements using input type
	December 31, 2010
	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$54,468	$-	$-	$54,468
	$54,468	$-	$-	$54,468

	Fair value measurements using input type
	December 31, 2009
	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$352,800	$-	$-	$352,800
Marketable securities	1,139,299	$-	$-	$1,139,299
	$1,492,099	$-	$-	$1,492,099

NOTE 4:-                 OTHER ACCOUNTS RECEIVABLE, PREPAID EXPENSES AND RELATED PARTIES:

	December 31,
	2010	2009

Government authorities	$12,823	$5,289
Prepaid expenses and other	7,951	66,612
	$20,774	$71,901

WIN GAMING  MEDIA, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars

NOTE 5:-                  PROPERTY AND EQUIPMENT, NET:

	December 31,
	2010	2009
Cost:
Computers and peripheral equipment	$52,714	$4,108
Electronic devices	3,003	-
Leasehold improvements	13,126	-
Office furniture and equipment	9,278	-
	78,121	4,108
Accumulated depreciation:
Computers and peripheral equipment	13,332	3,825
Electronic devices	277	-
Leasehold improvements	1,193	-
Office furniture and equipment	432	-
	15,234	3,825
Depreciated cost	$62,887	$283

Depreciation expenses were $15,234 and $2,453 for the years ended December 31, 2010 and 2009, respectively.

NOTE 6:-                 COMMITMENTS AND CONTINGENT LIABILITIES:

Lease commitments:

The Company leases its facilities under a lease agreement in Israel. This location consists of approximately 250 square meters of office space and the rent is approximately $3,600 per month. The term of this lease is for one year, beginning on February 1, 2010, with an additional 4 years of annual extensions. In December 2010, the Company executed its option to extend this lease for an additional year, ending January 31, 2012. Future minimum commitments under non-cancelable operating leases as of December 31, 2010 are as follows:

Rental of
Year ending December 31,	premises

2011	$43,200
2012	$3,600
$46,800

Total rent and other attendant expenses for the years ended December 31, 2010 and 2009 were approximately $62,719 and $26,341, respectively.

WIN GAMING  MEDIA, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars

NOTE 7:-                 GEOGRAPHIC INFORMATION AND MAJOR CUSTOMERS:

A.	Summary information about geographic areas:

The Company manages its business on the basis of one operating segment (see Note 1 for a brief description of the Company’s business).

The following is a summary of revenues within geographic areas, based on customer’s location:

	Year ended December 31,
	2010	2009

United States	$90,088	$111,464
Israel	73,400	-
United Kingdom	-	585,183
Cyprus	27,790	-
	$191,278	$696,647

B.	Major customer data as percentage of total revenues:

	2010	2009

Customer A	33%	13%
Customer B	8.5%	3%
Customer C	5.5%	84%
Customer D (related party)	-	-

WIN GAMING  MEDIA, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars

NOTE 8:-                 SHARE CAPITAL:

A.	Shareholders’ rights:

The shares of common stock confer upon the holders the right to elect the directors and to receive notice to participate and vote in the stockholders meetings of the Company, and the right to receive dividends, if and when declared.

B.	Dividends:

Historically, the Company has not declared or paid any cash dividends on its common stock.   However, on February 11, 2011, the Company’s Board adopted a policy pursuant to which it may pay dividends to its shareholders at a rate of up to 50% of its audited net profits, if any, as such profits are reported in the Company’s Annual Report on Form 10-K. Dividends will be paid only if lawful under applicable laws and if not in violation of the Company’s financing agreements. Though the Company’s Board’s policy sets the maximum rate for such dividends, the amount and timing of any dividend declared and paid will remain in the discretion of the Board and will depend upon the Company’s results of operations, financial condition and capital requirements, and such other factors deemed relevant by the Company’s Board. The first payment of said dividend, if any, would be made, if applicable and permissible, following the filing of the Company’s Annual Report on Form 10-K for the year ending December 31, 2011.  In the event that cash dividends are declared in the future, such dividends will be paid in U.S. dollars.

C.
On October 19 and 20, 2010, the Company entered into securities purchase agreements with five investors, pursuant to which the Company sold to such investors 3,750,000 shares of restricted common stock (the “Common Stock”) at a price of $0.08 per share and warrants to purchase 1,875,000 shares of common stock (the “Warrants”), at exercise prices per share of $0.08. No separate consideration was paid for the Warrants. The Warrants are exercisable for a period of five years from the date of issuance thereof. The aggregate gross proceeds from the sale of the Common Stock and the Warrants was $300,000.

D.	Stock option plans:

1.
On November 23, 2004, the Company adopted the 2004 Global Share Option Plan (the “2004 Global Share Option Plan”). The 2004 Global Share Option Plan is intended to provide incentives to employees, directors and consultants by providing them with opportunities to purchase shares of the Company’s common stock. Under the terms of the 2004 Global Share Option Plan, it is effective as of November 23, 2004 and terminates at the end of ten years from such date. The Company initially reserved 5,000,000 authorized but unissued shares of common stock to be issued under the 2004 Global Share Option Plan. On May 4, 2006, the Company’s board of directors approved an amendment to its 2004 Global Share Option Plan under which the number of shares reserved by the Company for the purpose of the 2004 Global Share Option Plan was increased from 5,000,000 to 8,000,000.

The exercise price of the options granted under the plans may not be less than the nominal value of the shares into which such options are exercised. The options vest primarily over three years. Any options that are forfeited or not exercised before expiration become available for future grants.

2.
On December 20, 2010, the Company granted to its COO options to purchase 500,000 shares of the Company at an exercise price of $0.11 per share (the “Options”). One third of the Options vested upon issuance and the balance shall vest quarterly, in eight equal installments, starting on March 31, 2011. The Options are issued under the 2004 Global Share Option Plan.

WIN GAMING  MEDIA, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars

NOTE 8:-                 SHARE CAPITAL (Cont.):

D.	Stock option plans (Cont.):

3.	A summary of the Company’s share option activity to employees and directors and related information is as follows:

	Year ended December 31,
	2010		2009
		Weighted		Weighted
		average		average
	Number	exercise	Number	exercise
	of options	price	of options	price
		$		$
Outstanding at the beginning of the year	7,511,379	0.69	7,511,379	0.69
Granted	2,000,000	0.09	-	-
Forfeited	(3,359,118)	0.96	-	-

Outstanding at the end of the year	6,152,261	0.17	7,511,379	0.69

Options exercisable at the end of the year	4,645,179	0.19	6,578,046	0.64
Weighted-average fair value of options granted during the year	$0.11		$-

4.
The fair value of each option granted is estimated on the date of grant, using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0% for all years: expected volatility: 2010 - 110% risk-free interest rate: 2010 - 4.0% expected life: 2010 - 6.5 years. There was no intrinsic value for options granted and outstanding during 2010 as the market price of the share was lower than the exercise price.

5.
The expected volatility is based on the historical volatility of the Company’s stock. The risk-free interest rate assumption is based on observed interest rates appropriate for the expected term of the stock options granted. The Company used the simplified method to compute the expected option term. The dividend yield assumption reflects the expected dividend yield based on historical dividends. Pre-vesting forfeiture rates were estimated based on pre-vesting forfeiture experience.

The options outstanding as of December 31, 2010, have been classified by ranges of exercise price, as follows:

Exercise price	Options outstanding as of December 31, 2010	Weighted average remaining contractual life (years)	Options exercisable as of December 31, 2010	Weighted average exercise price of options exercisable
$				$
0.06	3,510,000	5.55	3,002,918	0.06
0.11	1,500,000	5	500,000	0.11
0.725	200,000	5.25	200,000	0.725
1	192,261	5	192,261	1
1.15	250,000	8	250,000	1.15
0.0595	500,000	3.7	500,000	0.0595
	6,152,261		4,645,179

WIN GAMING  MEDIA, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars

NOTE 9:-                 INCOME TAXES:

A.	Loss (income) before taxes on income:

	Year ended December 31,
	2010	2009

Domestic	$981,152	$374,345
Foreign	954,572	(161,305)
	$1,935,724	$213,040

B.	Deferred income taxes:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company and its subsidiaries’ deferred tax assets are as follows:

	Year ended December 31,
	2010	2009

Operating loss carryforward	$3,648,200	$2,723,000
Temporary differences		-

Deferred tax asset before valuation allowance	3,648,200	2,723,000
Valuation allowance	(3,648,200)	(2,723,000)

Net deferred tax asset	$-	$-

WIN GAMING  MEDIA, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars

NOTE 9:-                 INCOME TAXES (Cont.):

On December 31, 2010, the Company and its subsidiaries have provided valuation allowances of $ 3,648,200 in respect of deferred tax assets resulting from tax loss carryforwards and other temporary differences. Management currently believes that since the Company and its subsidiaries have a history of losses it is more likely than not that the deferred tax regarding the loss carryforwards and other temporary differences will not be realized in the foreseeable future. The change in valuation allowance was $ 925,200 in 2010.

C.	Net operating losses carry forwards:

The U.S. subsidiaries have accumulated losses for tax purposes as of December 31, 2010, in the amount of $ 9,652,000 which may be carried forward and offset against taxable income, and which expires during the years 2022 through 2025.

The Israeli subsidiaries have accumulated losses for tax purposes as of December 31, 2010, in the amount of $1,080,000 which may be carried forward and offset against future taxable income.

D.	Theoretical tax:

The main reconciling items between the statutory tax rate of the Company and the effective tax rate are the non-recognition of the benefits from accumulated net operating losses carry forward among the various subsidiaries worldwide due to the uncertainty of the realization of such tax benefits.

E.	Tax rates on Israeli subsidiaries:

On July 14, 2009, the Law for Economic Efficiency (Legislative Amendments for Implementation of the Economic Plan for the years 2009 and 2010), 2009, was passed by the Israel Knesset, which provided, among other things, an additional gradual reduction in the Company’s tax rate to 18% in 2016 and thereafter. Pursuant to such Amendments, the Company’s tax rates applicable in the 2010 tax year and thereafter are as follows: in the 2010 tax year – 25%, in the 2011 tax year – 24%, in the 2012 tax year – 23%, in the 2013 tax year – 22%, in the 2014 tax year – 21%, in the 2015 tax year – 20% and in the 2016 tax year and thereafter the applicable Company Tax rate will be 18%.

F.	Income taxes on non-Israeli subsidiaries:

Non-Israeli subsidiaries are taxed according to the tax laws in their respective country of residence.
Israeli income taxes and foreign withholding taxes were not provided for on undistributed earnings of the Company’s foreign subsidiaries. The Company intends to reinvest these earnings indefinitely in its foreign subsidiaries. If these earnings were distributed to Israel in the form of dividends or otherwise, the Company would be subject to additional Israeli income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes.

WIN GAMING  MEDIA, INC. AND ITS SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars

NOTE 10:-              FINANCIAL EXPENSES

	Year ended December 31,
	2010	2009

Financial (Income) expenses:
Interest, bank charges and fees, net	22,706	19,915
Change in value of written call options	-	67,105
Foreign currency translation differences	49,611	(17,692)
Realized loss (gain) on marketable securities	528,469	(152,493)
	$600,786	$(83,165)

NOTE 11:                RELATED PARTIES TRANSACTIONS

On September 23, 2008, the Company entered into a consulting agreement (the “Citron Consulting Agreement”) with Citron Investments Ltd. (the “Consultant”), an Israeli corporation wholly owned by the Company’s director and CEO, Mr. Shimon Citron. Pursuant to the Citron Consulting Agreement, the Company retained the services of the Consultant to provide the services of Mr. Citron as the Company’s CEO in a part time capacity.  Pursuant to the Citron Consulting Agreement, the Company is required to pay the Consultant a monthly fee of $10,000, and will reimburse expenses incurred by the Consultant in connection with one automobile owned and operated by the Consultant not to exceed $1,000 per month and shall include Mr. Citron in its liability insurance program for officers and directors. In addition, under the terms of the Citron Consulting Agreement, should the Company’s valuation based on the price per share of the Company’s shares as quoted on the stock exchange or on an automatic quotation system (such as the OTC Bulletin Board) in which the Company’s shares are listed or quoted, during the term of the Citron Consulting Agreement, exceed $10,000,000 throughout a continuous period of at least 30 consecutive days, then the Consultant shall be entitled to receive from the Company a special bonus equaling 2% of the average of the Company’s valuation in such 30-day period. The term of the Citron Consulting Agreement is 6 months, effective June 6, 2008 with automatic extension for an undefined period. The Citron Consulting Agreement can be terminated by either party for no reason with a 90-day advance written notice or for a material breach with a 14-day advance written notice if such a breach was not cured during the aforesaid 14-day period.

On December 9, 2010, the Company and the Consultant amended the Citron Consulting Agreement (the “Amendment”).  The Amendment amended the compensation terms of Mr. Citron as follows: (i) Mr. Citron received from the Company a special discretionary bonus for the year 2010 in the amount of $84,000. Such bonus was granted for the Company’s performance and for performing services for the Company on a full time capacity during 2010, notwithstanding the fact that the Citron Consulting Agreement provides that Mr. Citron should devote 25 hours per week for the provision of such services. The bonus was paid based on the Company’s cash flow; (ii) effective January 1, 2011, the annual fee to Mr. Citron, for providing the Company services on a full time basis, shall be $200,000; and (iii) Mr. Citron shall be entitled to receive a recurring annual bonus in the amount of $50,000 subject to meeting the Company’s goals as such goals shall be determined by the Company’s Board in the annual budget.

On December 9, 2010, the Company appointed Mr. Haim Tabak as its COO. In connection therewith, the Company entered into a consulting agreement (the “Tabak Consulting Agreement”) with WINNER.COM (UK) Ltd. (“Winner”), a U.K. corporation, wholly owned by Mr. Tabak. Pursuant to the Tabak Consulting Agreement, the Company will retain the services of Winner to provide the services of Mr. Tabak as the Company’s COO. The Tabak Consulting Agreement provides that the Company will pay Winner a monthly amount in U.S. dollars that equals 20,000 New Israeli Shekels, and shall issue to Mr. Tabak options to purchase 500,000 of the Company’s shares (the “Options”), at an exercise price of $0.11 per share. One third of the Options vested upon issuance, and the balance shall vest quarterly, in eight equal installments, starting on March 31, 2011. The Options are issued under the Company’s 2004 Global Share Option Plan.  The Tabak Consulting Agreement can be terminated by either party at will upon providing a 90-day advance written notice or for a material breach with a 14-days advance written notice if such a breach was not cured during the aforesaid 14-day period.

Effective on April 1, 2011, the Company appointed Mr. Shlomi Zedkia as its CFO. This appointment was made pursuant to an agreement signed between the Company and Shvarts-Zedkia & Co., an Israeli financial management consulting firm in which Mr. Zedkia is a partner. Therefore, the Company will not have separate compensation arrangements with Mr. Zedkia.