Form 10-Q
period 2011-03-31
Win Gaming Media, Inc.
filed 2011-05-23
CIK 1175442

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

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

Yes ☐  No ☒

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value, was 36,069,031 as of May 15, 2011.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

WIN GAMING MEDIA, INC.
AND ITS SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2011

IN U.S. DOLLARS

UNAUDITED

WIN GAMING MEDIA, INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars

	March 31, 2011	December 31, 2010
	Unaudited

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$13,151	$54,468
Other accounts receivable and prepaid expenses	8,685	20,774
Deposits from players and credit card companies	55,653	69,690

Total current assets	77,489	144,932

LONG TERM DEPOSITS	8,525	8,453

PROPERTY AND EQUIPMENT, NET	60,145	62,887

Total assets	$146,159	$216,272

The accompanying Notes are an integral part of the condensed consolidated financial statements.

WIN GAMING MEDIA, INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars

	March 31, 2011	December 31, 2010
	Unaudited

LIABILITIES AND DEFICIENCY

CURRENT LIABILITIES:
Short-term bank credit	$108,039	$-
Accounts payables	98,209	93,331
Accrued expenses and other liabilities	345,292	205,483

Total current liabilities	551,540	298,814

Total liabilities	551,540	298,814

DEFICIENCY:
Common stock of $ 0.001 par value:
Authorized: 75,000,000 shares at March 31, 2011 and December 31, 2010; Issued and outstanding: 36,069,031 shares at March 31, 2011 and 36,069,031 shares at December 31, 2010	36,069	36,069
Additional paid-in capital	17,810,358	17,767,983
Accumulated deficit	(18,251,808)	(17,886,594)

Deficiency	(405,381)	(82,542)
Total liabilities and deficiency	$146,159	$216,272

The accompanying Notes are an integral part of the condensed consolidated financial statements.

WIN GAMING MEDIA, INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

U.S. dollars

	For the three months ended
	March 31, 2011	March 31, 2010
	Unaudited
Revenues:
Revenues from binary options activity	$72,779	$-
Revenues from royalties	3,701	21,664

Total revenues	76,480	21,664

Cost of revenues	156,543	-
Gross profit (loss)	(80,063)	21,664

Operating expenses:

Selling and marketing	97,294	-
General and administrative	180,783	241,502

Total operating expenses	278,077	241,502

Operating loss	358,140	219,838

Financial expenses, net	7,074	4,560

Net loss before taxes on income	365,214	224,398
Taxes on income	-	-

	365,214	224,398

Share in profits of an affiliated company	-	45,789

Net loss attributable to the Company	365,214	178,609

Total basic and diluted net loss per share	$0.01	$0.01

Weighted average number of common stock used in computing basic and diluted net loss per share	36,069,031	32,319,031

The accompanying Notes are an integral part of the condensed consolidated financial statements.

WIN GAMING MEDIA, INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars

	For the three months ended
	March 31, 2011	March 31, 2010
	Unaudited
Cash flows from operating activities:

Net loss	$(365,214)	$(178,609)
Adjustments required to reconcile net loss to net cash used in operating activities:
Marketable securities	-	(1,051)
Decrease in players’ deposits	14,037	-
Depreciation	4,570	-
Decrease in trade and other accounts receivable	12,089	4,606
Stock-based compensation	42,375	22,500
Increase in trade payables	4,878	7,178
Increase (decrease) in accrued expenses and other liabilities	139,809	(26,158)
Share in profits of an affiliated company	-	(45,789)
Change in value of long-term deposit	(72)	-

Net cash used in operating activities	(147,528)	(217,323)

Cash flows from investing activities:

Proceeds from selling marketable securities	-	347,061
Purchase of property and equipment	(1,828)	(37,986)
Proceeds from liquidation of affiliated company	-	45,789

Net cash used in investing activities	(1,828)	354,864

Cash flows from financing activities:

Short-term bank credit, net	108,039	1,381

Net cash provided by financing activities	108,039	1,381

Decrease in cash and cash equivalents	(41,317)	138,922
Cash and cash equivalents at the beginning of the period	54,468	352,800

Cash and cash equivalents at the end of the period	13,151	491,722

Supplemental disclosure of cash flows information:
Cash paid during the period for:
Interest	$224	$20

The accompanying Notes are an integral part of the condensed consolidated financial statements.

WIN GAMING MEDIA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars

NOTE 1:        GENERAL:

a.
Win Gaming Media, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on April 23, 2002. The Company’s shares are currently traded on the OTC Bulletin Board under the trading symbol WGMI.OB. Following the sale of its entire software assets in 2008 and 2009, the Company no longer offers any gaming applications development work and currently the Company’s efforts are devoted to the launch of its new business activity in the field of binary options (see b. below).

The Company conducts its operations and business with and through its subsidiaries, (1) Win Gaming Media, Inc., a Delaware corporation, (2) Win Gaming Media (Israel) Ltd., an Israeli company, (3) WGM Services Ltd., a company registered in Cyprus (“WGM”), (4) Gaming Ventures PLC, a company incorporated in the Isle of Man, and (5) B Option Ltd., an Israeli company (“B Option”).

b.
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

c.
The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered losses from operations and has negative cash flows from operations in 2010 and the first quarter of 2011. The Company currently depends on the success of its binary options business that commenced in March 2010, but has not generated sufficient revenues through May 23, 2011. In addition, the Company intends to purchase additional proprietary software, assets and rights in respect of online trading of binary options, including the domain name www.easytrader.com (see Note 7), in order to leverage the Company’s binary options business. The Company intends to finance the purchase by an equity issuance or shareholder loans. Unless the Company’s binary options business provides the Company with the required cash flows in the near future, it will be under liquidity pressure and would be dependent on its shareholders by way of additional equity issuances or shareholder loans. The condensed consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

NOTE 2:       BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments including non-recurring adjustments attributable to reorganization and severance and impairment considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (the “Annual Report”).

The interim condensed consolidated financial statements incorporate the financial statements of the Company and all of its subsidiaries. All significant intercompany balances and transactions have been eliminated on consolidation.

The significant accounting policies applied in the annual consolidated financial statements of the Company as of December 31, 2010 contained in the Company’s Annual Report have been applied consistently in these unaudited interim condensed consolidated financial statements.

WIN GAMING MEDIA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars

NOTE 3:        SIGNIFICANT ACCOUNTING POLICIES:

a.
The significant accounting policies applied in the annual consolidated financial statements of the Company as of December 31, 2010 contained in the Company’s Annual Report are applied consistently in these condensed consolidated financial statements.

b.	These financial statements should be read in conjunction with the audited annual financial statements of the Company as of December 31, 2010 and their accompanying Notes.

c.
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

 The following table shows the total stock-based compensation charges included in the Condensed Consolidated Statements of Operations:

	Three months ended March 31,
	2011 (unaudited)	2010 (unaudited)

General and administrative expenses	$42,375	$22,500

A summary of the Company’s share option activity to employees and directors, and related information is as follows:

	Three months ended March 31,
	2011		2010
	unaudited		unaudited
		Weighted		Weighted
		average		average
	Number	exercise	Number	exercise
	of options	price	of options	price
		$		$
Outstanding at the beginning of the year	6,152,261	0.17	7,511,379	0.69

Granted *	-	-	500,000	0.06
Forfeited	-	-	-	-

Outstanding at the end of the quarter	6,152,261	0.17	8,011,379	0.65

Options exercisable at the end of the quarter	4,896,950	0.19	6,979,299	0.62

*
The fair value of each option granted in 2010 is $0.04 and is estimated on the date of grant, using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0% for all years; expected volatility - 140%; risk-free interest rate - 5.0%; expected life 6 years; expected  forfeiture for options granted to employees - 0%.

WIN GAMING MEDIA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars

NOTE 4:        SEGMENTS, CUSTOMERS AND GEOGRAPHIC INFORMATION:

Summary information about geographic areas:

The Company manages its business on the basis of one reportable segment (see Note 1 for a brief description of the Company’s business) and follows the requirements of FASB ASC Topic 280, “Disclosures about Segments of an Enterprise and Related Information”.

Major customer data as a percentage of total revenues:

	Three months ended March 31,
	2011	2010

Customer A	-	81%
Customer B	5%	19%

* Approximately 95% of the Company’s revenues are generated from individual players which use the   online binary options trading system.

NOTE 5:        RELATED PERSON TRANSACTIONS:

In March 2011, Mr. Shimon Citron, the Company's CEO, signed a personal guarantee in order to place the Company with a credit line of $72,000 at Bank Discount in Israel.

NOTE 6:        RECENTLY ADOPTED ACCOUNTING STANDARDS:

In January 2010, the FASB issued additional disclosure requirements for fair value measurements. The guidance requires an entity to disclose significant transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy, including the reasons and the timing of the transfers. The additional requirements became effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of this new guidance did not have an impact on the Company’s financial position, results of operations or cash flows as this guidance relates only to additional disclosures. In addition, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The changes are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company does not believe that the adoption will have an impact on the Company’s financial position, results of operations or cash flows as this guidance relates only to additional disclosures.

NOTE 7:         SUBSEQUENT EVENTS:

On May 4, 2011, WGM and Venice Technologies Ltd, an Israeli corporation (“Venice”), entered into a Purchase Agreement (the “Agreement”), pursuant to which WGM has agreed to purchase from Venice its proprietary software and all of Venice’s other assets and rights in respect of online trading in binary options, including the domain name www.easytrader.com and, according to information provided to the Company, a data base of 50,000 registered customers, of which approximately 20% are active traders, for $625,000 in cash.  The Agreement contains customary representations, warranties, covenants and indemnification provisions.  The Agreement contemplates that the closing of the transaction will take place on June 1, 2011, subject to successful completion of due diligence and other customary closing conditions.  If WGM fails to consummate the transaction notwithstanding successful consummation of the due diligence, it will pay Venice $50,000 as agreed compensation.  The Company intends to finance the purchase by an equity issuance or shareholder loans.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are “forward-looking statements”. The business and operations of Win Gaming Media, Inc., or the Company, we, us, or our, are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this Quarterly Report on Form 10-Q.  Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “believes,” “intends,” “plan,” “expects,” “may,” “will,” “should,” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. In particular, our statements regarding future financings or shareholder loans, our purchase of certain assets and rights of Venice (as defined below) and the potential growth of our markets and business outlook are examples of such forward-looking statements. The forward-looking statements include risks and uncertainties, including, but not limited to, our future growth being dependent upon the success of our new business activity in the field of binary options and other factors, including future financings, and general economic conditions and regulatory developments, not within our control. Further information on potential factors that could cause actual results and developments to be materially different from those expressed in or implied by such statements is described in Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (our “Annual Report”), and expressed from time to time in our filings with the Securities and Exchange Commission. The forward-looking statements are made only as of the date of this filing, and we undertake no obligation to update such forward-looking statements to reflect subsequent events or circumstances.  Readers are also urged to carefully review and consider the various disclosures we have made in this Quarterly Report on Form 10-Q.

Overview

Our unaudited condensed consolidated financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

You should read the following discussion of our financial condition and results of operations together with the unaudited condensed consolidated financial statements and the notes to unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Since March  2010, we have been offering online trading of binary options through our wholly-owned Cypriot and Israeli subsidiaries, WGM Services Ltd. (formerly, Giona Trading Ltd) (“WGM”) and B Option Ltd. (“B Option”), respectively. Worldwide trading is being offered by WGM on www.globaloption.com, while in Israel, the same services are offered by B Option on www.options.co.il.  Specifically, our online binary options trading business is aimed at investors who seek to realize profits from their investments within a short period of time.

Following the sale of our entire gaming software assets, we now derive most of our income from offering worldwide online trading of binary options, and we continue to generate marginal income from revenue sharing arrangements in the interactive gaming industry, through third parties.

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED MARCH 31, 2011 COMPARED TO THREE MONTHS ENDED MARCH 31, 2010.

Revenues and Cost of Revenues

During the three months ended March 31, 2011, we generated marginal revenues from our revenue sharing arrangements with Lodgnet Interactive Corporation (“Lodgnet”) and from our binary options business.  During the three months ended March 31, 2011, we stopped generating revenues from our revenue sharing arrangement with Cablevision System Corporation (“Cablevision”) due to the legal end of such arrangement. The average revenues generated each quarter in 2010 from Cablevision were approximately $35,000. During the three months ended March 31, 2010, we generated revenues from our revenue sharing arrangements with Lodgnet and Cablevision.

The total revenues for the three months ended March 31, 2011 increased by 253% to $76,480 from $21,664 in the three months ended March 31, 2010. The increase is attributable to our binary options business in which we started to generate revenues during the third quarter of 2010.

Cost of revenues for the three months ended March 31, 2011 increased by 100% to $156,543 from $0 for the three months ended March 31, 2010.  The increase is attributable to the cost of operating our binary options business, including employee payroll, royalties to ParagonEX for using its binary options platform and additional costs of sales.

Selling and Marketing

Selling and marketing expenses for the three months ended March 31, 2011 increased by 100% to $97,294 compared to $0 for the three months ended March 31, 2010. The increase in selling and marketing expenses is attributable to marketing expenses, primarily consisting of online advertisement, of our online trading of binary options sites.

General and Administrative

General and administrative expenses for the three months ended March 31, 2011 decreased by 25% to $180,783 from $241,502 for the three months ended March 31, 2010. The decrease in general and administrative expenses is primarily attributable to our efforts to monitor and limit our expenses in all areas of administration.

Net Loss Attributable to the Company

Net loss attributable to the Company for the three months ended March 31, 2011 was $365,214 compared to a net loss of $178,609 for the three months ended March 31, 2010. Net loss per share from operations for the three months ended March 31, 2011 and March 31, 2010 was $0.01.  The net loss for the three months ended March 31, 2011 is primarily attributable to the costs of our operation in the binary options business, including hiring new employees and online advertisement . Our weighted average number of shares of common stock used in computing basic and diluted net income per share for the three months ended March 31, 2011 was 36,069,031, while on March 31, 2010, it was 32,319,031. The increase in our outstanding shares is due to our equity issuance of 3,750,000 shares in October 2010.

Liquidity and Capital Resources

As of March 31, 2011, our total current assets were $77,489 and our total current liabilities were $551,540. On March 31, 2011, we had an accumulated deficit of $18,251,808. We currently finance our operations through equity issuances, revenues from sharing arrangements and revenues from our binary options business.  We had a negative working capital of $474,051 on March 31, 2011 compared with a negative working capital of $153,882 on December 31, 2010. Cash and cash equivalents on March 31, 2011 were $13,151, a decrease of $41,317 from the $54,468 reported on December 31, 2010. The decrease in cash is primarily attributable to our cost of operations, including payroll related to our employees and extensive marketing expenses.

Operating activities used cash of $147,528 in the three months ended March 31, 2011. Cash used by operating activities in the three months ended March 31, 2011 resulted primarily from operating our binary options business, including marketing expenses and payroll for our new employees.

Investing activity used cash in the three months ended March 31, 2011 of $1,828, resulting from the purchase of additional equipment, including furniture and computer equipment.

Financing activities provided cash of $108,039 in the three months ended March 31, 2011 which is due to a short-term bank credit from Bank Discount in Israel.  In March 2011, Mr. Shimon Citron, our CEO, signed a personal guarantee in order to place a credit line of $72,000 from Bank Discount. We also maintain a $35,000 overdraft line with Bank Benleumi in Israel for which Mr. Citron is not a guarantor.

On May 4, 2011, WGM and Venice Technologies Ltd, an Israeli corporation (“Venice”), entered into a Purchase Agreement (the “Agreement”), pursuant to which WGM has agreed to purchase from Venice its proprietary software and all of Venice’s other assets and rights in respect of online trading in binary options, including the domain name www.easytrader.com and, according to information provided to us, a data base of 50,000 registered customers, of which approximately 20% are active traders, for $625,000 in cash.  The Agreement contains customary representations, warranties, covenants and indemnification provisions.  The Agreement contemplates that the closing of the transaction will take place on June 1, 2011, subject to successful completion of due diligence and other customary closing conditions.  If WGM fails to consummate the transaction notwithstanding successful consummation of the due diligence, it will pay Venice $50,000 as agreed compensation.  We intend to finance this purchase by an equity issuance or shareholder loans.

Outlook

We believe that our future success will depend upon our ability to enhance our binary options business and to complete successfully the purchase of Venice’s proprietary software and all of Venice’s other assets and rights in respect of online trading in binary options. Our current anticipated levels of revenues and cash flow are subject to many uncertainties and cannot be assured.  In order to have sufficient cash to meet our anticipated requirements for the next twelve months, we will be dependent upon our ability to obtain additional financing.  The inability to generate sufficient cash from operations or to obtain required additional funds could require us to curtail our operations. There can be no assurance that acceptable financing to fund our ongoing operations can be obtained on suitable terms, if at all. If we are unable to obtain the financing necessary to support our operation, we may be unable to continue as a going concern. In that event, we may be forced to cease operations and our stockholders could lose their entire investment in our company.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended.  Based on that evaluation and the material weakness described below, our management concluded that we did not maintain effective disclosure controls and procedures as of March 31, 2011. Our management has identified control deficiencies regarding a lack of segregation of duties, an insufficient qualification and training of employees, and a need for a stronger internal control environment. Our management believes that these deficiencies, which in the aggregate constitute a material weakness, are due to the small size of our staff, which makes it challenging to maintain adequate disclosure controls.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the first quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 6. Exhibits.

10.1
Purchase Agreement by and between WGM Services Ltd. and Venice Technologies Ltd, entered into on May 4, 2011 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated May 4, 2011, filed with the Securities and Exchange Commission on May 4, 2011, File No.000-51255).

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

* Filed herewith.

** Furnished herewith.

SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

WIN GAMING MEDIA, INC.

Dated: May 23, 2011	By:	/s/ Shimon Citron
Shimon Citron Chief Executive Officer

	By:	/s/ Shlomi Zedkia
Shlomi Zedkia Chief Financial Officer