Form 10-Q
period 2011-06-30
Win Gaming Media, Inc.
filed 2011-08-22
CIK 1175442

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

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

Yes ☒    No ☐

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

Yes ☐   No ☒

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value, was 48,169,031 as of August 19, 2011.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

WIN GAMING MEDIA, INC.
AND ITS SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2011

IN U.S. DOLLARS

UNAUDITED

WIN GAMING  MEDIA, INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars

	June 30, 2011	December 31, 2010
	Unaudited ($)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	59,235	54,468
Other accounts receivable	7,059	20,774
Deposit from players and credit card companies	270,983	69,690

Total current assets	337,277	144,932

LONG TERM DEPOSIT	8,807	8,453

PROPERTY AND EQUIPMENT, NET	57,547	62,887

INTANGIBLE ASSETS	689,000	-

Total assets	1,092,631	216,272

The accompanying notes are an integral part of the consolidated financial statements.

WIN GAMING  MEDIA, INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars

	June 30, 2011	December 31, 2010
	Unaudited ($)

LIABILITIES AND EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Short-term bank credit	73,336	-
Accounts payables	100,198	93,331
Derivative	64,000	-
Accrued expenses and deposits from players	908,016	205,483

Total current liabilities	1,145,550	298,814

LONG TERM LIABILITIES:
Prepayment on account of shares	208,000	-

Total long term liabilities	208,000	-

Total liabilities	1,353,550	298,814

EQUITY (DEFICIENCY):
Common stock of $ 0.001 par value:
Authorized: 75,000,000 shares at June 30, 2011 and December 31, 2010; Issued and outstanding: 42,319,031 shares at June 30, 2011 and 36,069,031 shares at December 31, 2010	42,319	36,069
Additional paid-in capital	18,343,833	17,767,983
Accumulated deficit	(18,647,071)	(17,886,594)

Equity (deficiency)	(260,919)	(82,542)

Total liabilities and equity (deficiency)	1,092,631	216,272

The accompanying notes are an integral part of the consolidated financial statements.

WIN GAMING  MEDIA, INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

U.S. dollars

	For the six months ended		For the three months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	Unaudited ($)
Revenues:
Revenues from binary options activity	211,298	-	138,519	-
Revenues from royalties	7,571	48,534	3,870	26,870

Total revenues	218,869	48,534	142,389	26,870

Cost of revenues	336,731	146,169	180,188	95,758

Gross loss	117,862	97,635	37,799	68,888

Operating expenses:

Selling and marketing	198,415	99,123	101,121	99,123
General and administrative	442,299	371,582	261,516	180,491
Total operating expenses	640,714	470,705	362,637	279,614

Operating loss	758,576	568,340	400,436	348,502

Financial expenses (income), net	1,901	7,855	(5,173)	3,295

Net loss before taxes on income	760,477	576,195	395,263	351,797
Taxes on income	-	-	-	-

	760,477	576,195	395,263	351,797

Share in profits of an affiliated company	-	45,789	-	-

Net loss attributable to the Company	760,477	530,406	395,263	351,797

Total basic and diluted net loss per share	0.02	0.02	0.01	0.01

Weighted average number of common stock used in computing basic and diluted net loss per share	37,110,698	32,319,031	38,152,364	32,319,031

The accompanying Notes are an integral part of the condensed consolidated financial statements.

WIN GAMING  MEDIA, INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars

	For the six months ended
	June 30, 2011	June 30, 2010
	Unaudited ($)
Cash flows from operating activities:

Net loss	(760,477)	(530,406)
Adjustments required to reconcile net loss to net cash used in operating activities:
Marketable securities	-	(1,051)
Increase in player's deposit	(201,293)	-
Depreciation	9,140	-
Decrease (increase) in trade and other accounts receivable	13,715	(12,015)
Stock-based compensation	82,100	56,000
Increase in trade payables	6,867	10,667
Increase (decrease) in accrued expenses and other liabilities	577,533	(22,152)
Share in profits of an affiliated company	-	(45,789)
Change in value of long-term deposit	(354)	-
Net cash used in operating activities	(272,769)	(544,746)

Cash flows from investing activities:

Proceeds from selling marketable securities	-	347,061
Purchase of intangible assets	(500,000)	-
Purchase of property and equipment	(3,800)	(57,732)
	-	45,789

Net cash provided (used) in investing activities	(503,800)	335,118

Cash flows from financing activities:

Prepayment on account of shares	208,000	-
Issuance of shares, net	500,000	-
Short-term bank credit, net	73,336	3,524

Net cash provided by financing activities	781,336	3,524

Decrease (increase) in cash and cash equivalents	4,767	(206,104)
Cash and cash equivalents at the beginning of the period	54,468	352,800

Cash and cash equivalents at the end of the period	59,235	146,696

Supplemental disclosure of cash flows information:
Cash paid during the period for:
Interest	1,942	35

Non Cash Activity
Liability against purchase of intangible assets	125,000	-
Derivative against purchase of intangible assets	64,000	-

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

B.
Since March 28, 2010 the Company has been offering online trading of binary options through two of its wholly- owned subsidiaries in Cyprus and Israel. Worldwide trading is being offered by WGM, on www.globaloption.com,  later to expand through localized activities in leading markets around the world, while in Israel, the same services are  featured through B Option, on www.options.co.il. Specifically, the Company markets online binary options trading  business towards investors who are seeking to realize any profit from their investments within a short period of time.

C.
On June 5, 2011, the Company entered into securities purchase agreements with five investors (each,  an “Investor”), pursuant to which the Company sold to the Investors an aggregate of 6,250,000 shares of common  stock at a price of $0.08 per share and issued warrants to purchase 3,125,000 shares of common stock (the "Warrants"), at  exercise prices per share of $0.08 the total proceeds amounted to $500,000. No separate consideration was paid for the Warrants. The Warrants are  exercisable on or after December 5, 2011 until five years from the date of issuance thereof.  In addition, the  Company undertook that if it does not reach either one of the following goals during the second half of 2011: gross  deposits (i.e., funds transferred to the clients' account for trading) of $2,500,000, trading P&L (i.e., the difference  between losses and wins by customers) of $1,250,000, or net profit, as reflected in the Company's financial  statements of at least $400,000, then the Company shall issue to each Investor an additional warrant, to purchase the  same number of shares underlying the Warrant issued to such Investor and under substantially the same terms as the Warrants. The contingent Warrants have no exercise price. The total consideration of $500,000 was recorded to equity.

D.
The accompanying condensed consolidated financial statements have been prepared assuming that the Company will  continue as a going concern. The Company has suffered losses from operations and has negative cash flows from  operations in 2010 and the first half of 2011. The Company currently depends on the success of its binary options business that commenced in March 2010, but has not generated sufficient revenues through August 22, 2011. In addition, the Company purchased Venice’s (as defined below) proprietary software and customer database and all rights related thereto in respect of online trading of binary options, including the domain name www.eztrader.com (see Note 4), in order to leverage the Company’s binary options business. The Company financed the purchase by an equity issuance. Unless the Company’s binary options business provides the Company with the required cash flows in the near future, it will be under liquidity pressure and would be dependent on its shareholders by way of additional equity issuances or shareholder loans. The condensed consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

WIN GAMING MEDIA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars

NOTE 2: BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”)  for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments including non-recurring adjustments attributable to reorganization and severance and impairment considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (the “Annual Report”).

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

NOTE 3: SIGNIFICANT ACCOUNTING POLICIES:

A.
The significant accounting policies applied in the annual consolidated financial statements of the Company as of December 31, 2010 contained in the Company's Annual Report are applied consistently in these condensed consolidated financial statements.

B.	These financial statements should be read in conjunction with the audited annual financial statements of the Company as of December 31, 2010 and their accompanying Notes.

C.
Accounting for stock-based compensation

The Company accounts for stock based compensation to employees in accordance with Financial Accounting Standards Board (“FASB”), ASC Topic 718, “Stock Compensation”. The Company measures and recognizes compensation expense for share-based awards based on estimated fair values on the date of grant using the Black-Scholes option-pricing model. This option pricing model requires that the Company make several estimates, including the option’s expected life and the price volatility of the underlying stock.

The following table shows the total stock-based compensation charges included in the Condensed Consolidated Statements of Operations:

	Six months ended June 30,		Three months ended June 30,
	2011	2010	2011	2010
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

General and administrative expenses	$82,100	$56,000	$39,725	$33,500

WIN GAMING MEDIA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars

NOTE 3: SIGNIFICANT ACCOUNTING POLICIES (cont.):

A summary of the Company's share option activity to employees and directors, and related information is as follows:

	Six months ended June 30,
	2011		2010
	unaudited		unaudited
		Weighted		Weighted
		average		average
	Number	exercise	Number	exercise
	of options	price	of options	price
		$		$

Outstanding at the beginning of the year	6,152,261	0.17	7,511,379	0.69

Granted*	-	-	500,000	0.06
Forfeited	-	-	-	-

Outstanding at the end of the quarter	6,152,261	0.17	8,011,379	0.65

Options exercisable at the end of the quarter	5,140,728	0.18	7,154,299	0.60

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

WIN GAMING MEDIA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars

NOTE 4: ACQUISITION:

On June 5, 2010, WGM Services Ltd. (the “WGM”) completed the acquisition of customer database and proprietary software and all rights related thereto from Venice Technologies Ltd.(an Israeli corporation (“Venice”)). The purpose of the acquisition is to further the company's leverage in the current binary option activity.  According to the agreement, of the aggregate consideration of $625,000 to be paid to Venice under the Agreement, $500,000 was paid in cash at closing. With respect to the rest of the payment, in the amount of $125,000, Venice has the option to either (i) receive post dated check by September 1, 2011, or (ii) own 1,562,500 shares of the Company's common stock. The option was recorded as a derivative in the amount of $64,000 .

The following table summarizes the allocation of the purchase price of $689,000:

Total consideration	689,000

Cash paid	500,000
Post dated check	125,000
Derivative	64,000

Total consideration	689,000
Allocation of the purchase consideration
Software platform	$281,000
Customers' database - website	$408,000

Total assets acquired	$689,000

The software platform is being amortized over 3 years period and the Customers' database over 0.5 years which represent their economic useful life.

WIN GAMING MEDIA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars

NOTE 5: RECENTLY ADOPTED ACCOUNTING STANDARDS:

In January 2010, FASB issued additional disclosure requirements for fair value measurements. The guidance requires an entity to disclose significant transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy, including the reasons and the timing of the transfers. The additional requirements became effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of this new guidance did not have an impact on the Company’s financial position, results of operations or cash flows as this guidance relates only to additional disclosures. In addition, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The changes are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company does not believe that the adoption will have an impact on the Company’s financial position, results of operations or cash flows as this guidance relates only to additional disclosures.

FASB Accounting Standards Update 2011-04, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS," was issued in May 2011 to be effective for fiscal years beginning after December 15, 2011.  The update changes the wording for certain measurement and disclosure requirements relating to fair value determinations under U.S. GAAP in order to make them more consistent with International Financial Reporting Standards (”IFRS”).  While many of the modifications are not expected to change the application of U.S. GAAP, there are additional disclosure requirements relating to the use of Level 3 inputs in determining fair value.  The Company does not expect the standard to have a material impact on its condensed consolidated financial statements.

In December 2010, the FASB issued an update to existing guidance on the calculation of impairment of goodwill. This update modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For these reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. The Company adopted this guidance on January 1, 2011, and will evaluate the impact, if any, on its condensed consolidated financial statements if events occur or circumstances change that would more likely than not reduce the fair value of the Company or its assets below their carrying amounts. No events have occurred since December 31, 2010 that would trigger further impairment testing of the Company’s intangible assets with finite lives subject to amortization.

In June 2011, the FASB issued an update to its Accounting Standards Codification Topic 220 related to Comprehensive Income. In this update, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Regardless of the choice in presentation, an entity is required to present, on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and the components of other comprehensive income are presented. The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments do not change the option for an entity to present components of other comprehensive income whether net of related tax effects or before related tax effects, with one amount shown for the aggregate income tax expense or benefit related to the total of other comprehensive income items. In both cases, the tax effect for each component must be disclosed in the notes to the financial statements or presented in the statement in which other comprehensive income is presented. The amendments do not affect how earnings per share is calculated or presented. This update should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. Implementation of this update will not have a material impact on the Company's condensed consolidated financial statements or results of operations.

WIN GAMING MEDIA, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars

NOTE 6: RELATED PERSON TRANSACTIONS:

In March 2011, Mr. Shimon Citron, the Company's CEO, signed a personal guarantee in order to place the Company with credit line of $72,000 at Bank Discount in Israel.

NOTE 7: SUBSEQUENT EVENTS

On July 31, 2011, B Option and Manex Online Trading Ltd., an Israeli company (“Manex”), signed a marketing partnership agreement by which B Option transferred to Manex its entire customer database in exchange for revenue share distributions of 58% to B Option and 42% to Manex.  The agreement also provides that Manex is entitled to use B Option's domain name www.options.co.il for marketing purposes and to attract and retain B Option’s customers.

On August 10, 2011, WGM and B Option entered into a Termination of Agreement (the “Termination Agreement”) with ParagonEX Ltd., a British Virgin Islands company (“ParagonEX”), to terminate the Services and License Agreements signed November 18, 2009 and February 24, 2010 between the respective parties (such Services and License Agreements together, the “Services and License Agreements”).  According to the Termination Agreement, the Services and License Agreements terminated on July 31, 2011 for a total consideration to ParagonEX of $135,000, to be paid in nine equal monthly installments of $15,000, beginning August 20, 2011.

On August 15, 2011, the Company sold to seven investors an aggregate of 5,850,000 shares at a price of $0.08 per share and issued warrants to purchase 2,925,000 shares at exercise prices per share of $0.08 (the “August Warrants“). No separate consideration was paid for the August Warrants.  The August Warrants are exercisable six months after the date of issuance thereof until five years from the date of issuance thereof.

The aggregate net proceeds from the sale of the Shares were $468,000, of which $140,000 of such proceeds were paid to the Company by three investors for the Company’s repayment of a short-term bank credit, and of which $208,000 had been received in June 2011 and recorded as prepayment on account of shares.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are “forward-looking statements”. The business and operations of Win Gaming Media, Inc., or the Company, we, us, or our, are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this Quarterly Report on Form 10-Q.  Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “believes,” “intends,” “plan,” “expects,” “may,” “will,” “should,” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. In particular, our statements regarding future financings, our integration of the purchased assets and rights of Venice (as defined below) and the potential growth of our markets and business outlook are examples of such forward-looking statements. The forward-looking statements include risks and uncertainties, including, but not limited to, our future growth being dependent upon the success of our new business activity in the field of binary options and other factors, including future financings, and general economic conditions and regulatory developments, not within our control. Further information on potential factors that could cause actual results and developments to be materially different from those expressed in or implied by such statements is described in Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, and expressed from time to time in our filings with the Securities and Exchange Commission. The forward-looking statements are made only as of the date of this filing, and we undertake no obligation to update such forward-looking statements to reflect subsequent events or circumstances.  Readers are also urged to carefully review and consider the various disclosures we have made in this Quarterly Report on Form 10-Q.

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

RESULTS OF OPERATIONS FOR SIX AND THREE MONTHS ENDED JUNE 30, 2011 COMPARED TO SIX AND THREE MONTHS ENDED JUNE 30, 2010.

Revenues and Cost of Revenues

During the six and the three months ended June 30, 2011, we generated marginal revenues from our revenue sharing arrangements with Lodgnet Interactive Corporation (“Lodgnet”) and from our binary options business.  During the three months ended March 31, 2011, we stopped generating revenues from our revenue sharing arrangement with Cablevision System Corporation (“Cablevision”) due to the legal end of such arrangement. The average revenues generated each quarter in 2010 from Cablevision were approximately $35,000. During the six and three months ended June 30, 2010, we generated revenues only from our revenue sharing arrangements with Lodgnet and Cablevision. In June 2011, we completed the acquisition of proprietary software and customer database and all rights related thereto, and including the domain name www.eztrader.com from Venice Technologies Ltd.(an Israeli corporation (“Venice”)) in respect of online trading in binary options.  As such, our revenues for the six and three months ended June 30, 2011 include approximately $60,000 of revenues which were generated by the assets and rights purchased from Venice.

Total revenues for the six months ended June 30, 2011 increased by 351% to $218,869 from $48,534 in the six months ended June 30, 2010. The total revenues for the three months ended June 30, 2011 increased by 430% to $ 142,389 from $26,870 for the three months ended June 30, 2010. The increase is attributable to our binary options business in which we started to generate revenues during the third quarter of 2010, while earlier in 2010 we generated revenues only from our revenue sharing arrangements.

Cost of revenues for the six months ended June 30, 2011 increased by 130% to $336,731 from $146,169 for the six months ended June 30, 2010. Cost of revenues for the three months ended June 30, 2011 increased by 88% to $180,188 from $95,758 for the three months ended June 30, 2010.  The increase is attributable to the cost of operating our binary options business, including employee payroll, royalties to ParagonEX (as defined below) for using its binary options platform and additional costs of sales.

Selling and Marketing

Selling and marketing expenses for the six months ended June 30, 2011 increased by 100% to $198,415 from $99,123 for the six months ended June 30, 2010. Selling and marketing expenses for the three months ended June 30, 2011 increased by 2% to $101,121 compared to $99,123 for the three months ended June 30, 2010. The increase in selling and marketing expenses is attributable to marketing expenses, primarily consisting of online advertisement, of our online trading of binary options sites.

General and Administrative

General and administrative expenses for the six months ended June 30, 2011 increased by 19% to $442,299 from $371,582 for the six months ended June 30, 2010. General and administrative expenses for the three months ended June 30, 2011 increased by 45% to $261,516 from $180,491 for the three months ended June 30, 2010. The increase in general and administrative expenses is primarily attributable to our increasing costs of operations.

Net Loss Attributable to the Company

Net loss attributable to the Company for the six months ended June 30, 2011 was $760,477 compared to a net loss of $530,406 for the six months ended June 30, 2010. Net loss for the three months ended June 30, 2011 was $395,263 compared to a net loss of $351,797 for the three months ended June 30, 2010. Net loss per share from operations for the six months ended June 30, 2011 and June 30, 2010 was $0.02.  Net loss per share from operations for the three months ended June 30, 2011 and June 30, 2010 was $0.01.  The net loss for the six and three months ended June 30, 2011was primarily attributable to the costs of our operations in the binary options business, including hiring employees and extensive online advertisement. The net loss for the six and three months ended June 30, 2010 was primarily attributable to the costs of our operations in the binary options business, which we first launched during March 2010.  Our weighted average number of shares of common stock used in computing basic and diluted net loss per share for the six months ended June 30, 2011 was 37,110,698 while the number of shares of common stock used in computing basic and diluted net income per share for the three months ended June 30, 2011 was 38,152,364.  Our weighted average number of shares of common stock used in computing basic and diluted net loss per share for the six and the three months ended June 30, 2010 was 32,319,031. The increase in our outstanding shares is due to our equity issuance of 3,750,000 shares in October 2010 and our equity issuance of 6,250,000 shares in June 2011.

Liquidity and Capital Resources

As of June 30, 2011, our total current assets were $337,277 and our total current liabilities were $1,145,550.  On June 30, 2011, we had an accumulated deficit of $18,647,071. We currently finance our operations through revenues from sharing arrangements and revenues from our binary options business.  In addition, on August 15, 2011 we raised an aggregate of $468,000 from an equity issuance to seven investors, with $140,000 of such proceeds having been paid to us by three investors for our repayment of a short-term bank credit and of which $208,000 had been received in June 2011 and recorded as prepayment on account of shares. Our August 2011 equity issuance is more fully described in our Current Report on Form 8-K dated August 5, 2011 and incorporated herein by reference.

We had a negative working capital of $808,273 on June 30, 2011 compared with a negative working capital of $153,882 on December 31, 2010. Cash and cash equivalents on June 30, 2011 were $59,235, an increase of $4,767 from the $54,468 reported on December 31, 2010. The increase in cash is primarily attributable to the increase of deposits from our players and receivables on account of shares from our June 2011 equity issuance.

Operating activities used cash of $272,769 in the six months ended June 30, 2011. Cash used by operating activities in the six months ended June 30, 2011 resulted primarily from operating our binary options business, including marketing expenses and payroll for our employees.

Investing activity used cash in the six months ended June 30, 2011 of $503,800, resulting mainly from the purchase of Venice's customer database and proprietary software and all rights related thereto.

Financing activities provided cash of $781,336 in the six  months ended June 30, 2011, which is primarily due to our June 2011 equity issuance that raised aggregate proceeds of $500,000, and a prepayment on account of shares of $208,000 for shares issued in connection with our August 2011 equity issuance.  In addition, in March 2011, Mr. Shimon Citron, our CEO, signed a personal guarantee in order to place a credit line of $72,000 from Bank Discount in Israel.

On May 4, 2011, WGM and Venice, entered into a Purchase Agreement (the “Agreement”), pursuant to which WGM has agreed to purchase Venice’s proprietary software and customer database, and all rights related thereto, in respect of online trading in binary options, and including the domain name www.eztrader.com for $625,000 in cash.  On May 5, 2011, WGM and Venice amended the Agreement such that of the aggregate consideration of $625,000 contemplated to be paid to Venice under the Agreement, $500,000 was paid in cash at closing, which occurred on June 5, 2011 (the “Closing Date”). With respect to the rest of the payment, in the amount of $125,000, Venice has the option to either (i) receive post dated check by September 1, 2011, or (ii) own 1,562,500 shares of the Company's common stock.   The Agreement contains customary representations, warranties, covenants and indemnification provisions.  We financed the Venice assets acquisition through our June 2011 equity issuance, as more fully described in our Current Report on Form 8-K dated June 9, 2011 and incorporated herein by reference.

On July 31, 2011, B Option and Manex Online Trading Ltd., an Israeli company (“Manex”), signed a marketing partnership agreement by which B Option transferred to Manex its entire customer database in exchange for revenue share distributions of 58% to B Option and 42% to Manex.  The agreement also provides that Manex is entitled to use B Option's domain name www.options.co.il for marketing purposes and to attract and retain B Option’s customers.

On August 10, 2011, WGM and B Option entered into a Termination of Agreement (the “Termination Agreement”) with ParagonEX Ltd., a British Virgin Islands company (“ParagonEX”), to terminate the Services and License Agreements signed November 18, 2009 and February 24, 2010 between the respective parties (such Services and License Agreements together, the “Services and License Agreements”).  According to the Termination Agreement, the Services and License Agreements terminated on July 31, 2011 for a total consideration to ParagonEX of $135,000, to be paid in nine equal monthly installments of $15,000, beginning August 20, 2011.

Outlook

We believe that our future success will depend upon our ability to enhance our binary options business and to integrate successfully our purchase of Venice’s proprietary software and customer database and all rights related thereto, and including the domain name www.eztrader.com. Our current anticipated levels of revenues and cash flow are subject to many uncertainties and cannot be assured.  In order to have sufficient cash to meet our anticipated requirements for the next twelve months, we will be dependent upon our ability to obtain additional financing.  The inability to generate sufficient cash from operations or to obtain required additional funds could require us to curtail our operations. There can be no assurance that acceptable financing to fund our ongoing operations can be obtained on suitable terms, if at all. If we are unable to obtain the financing necessary to support our operation, we may be unable to continue as a going concern. In that event, we may be forced to cease operations and our stockholders could lose their entire investment in our company.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended.  Based on that evaluation and the material weakness described below, our management concluded that we did not maintain effective disclosure controls and procedures as of June 30, 2011. Our management has identified control deficiencies regarding a lack of segregation of duties, an insufficient qualification and training of employees, and a need for a stronger internal control environment. Our management believes that these deficiencies, which in the aggregate constitute a material weakness, are due to the small size of our staff, which makes it challenging to maintain adequate disclosure controls.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the second quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 6. Exhibits.

4.1
Form of Common Stock Purchase Warrant dated June 5, 2011 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated June 9, 2011, filed with the Securities and Exchange Commission on June 9, 2011, File No. 000-51255).

4.2
Form of Common Stock Purchase Warrant dated August 15, 2011 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated August 5, 2011, filed with the Securities and Exchange Commission on August 5, 2011, File No. 000-51255).

10.1
Form of Regulation S Securities Purchase Agreement for Common Stock and Warrants of the Company dated June 5, 2011 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated June 9, 2011, filed with the Securities and Exchange Commission on June 9, 2011, File No. 000-51255).

10.2
Addendum by and between WGM Services Ltd and Venice Technologies Ltd, entered into on May 5, 2011 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated June 9, 2011, filed with the Securities and Exchange Commission on June 9, 2011, File No. 000-51255).

10.3
Regulation S Securities Purchase Agreement dated June 5, 2011 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated June 9, 2011, filed with the Securities and Exchange Commission on June 9, 2011, File No. 000-51255).

10.4
Form of Regulation S Securities Purchase Agreement for Common Stock and Warrants of the Company dated August 4, 2011 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated August 5, 2011, filed with the Securities and Exchange Commission on August 5, 2011, File No. 000-51255).

10.5
Termination of Agreement dated August 10, 2011 by and between ParagonEX Limited, WGM Services Ltd. and B Option Ltd. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated August 11, 2011, filed with the Securities and Exchange Commission on August 11, 2011, File No. 000-51255).

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
* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

WIN GAMING MEDIA, INC.

Dated: August 22, 2011	By:	/s/ Shimon Citron
Shimon Citron Chief Executive Officer

	By:	/s/ Shlomi Zedkia
Shlomi Zedkia Chief Financial Officer