Form 10-Q/A
period 2011-06-30
Win Gaming Media, Inc.
filed 2011-09-14
CIK 1175442

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

This Form 10-Q/A amends the Quarterly Report on Form 10-Q of Win Gaming Media, Inc. for the quarter ended June 30, 2011, filed on August 22, 2011 (the “Form 10-Q”), for the sole purpose of furnishing the Interactive Data Files as Exhibit 101.1 in accordance with Rule 405(a)(2) of Regulation S-T.

No other changes have been made to the Form 10-Q. This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q.

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

10.4
Form of Regulation S Securities Purchase Agreement for Common Stock and Warrants of the Companydated August 4, 2011 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated August 5, 2011, filed with the Securities and Exchange Commission on August 5, 2011, File No. 000-51255).

10.5
Termination of Agreement dated August 10, 2011 by and between ParagonEX Limited, WGM Services Ltd. and B Option Ltd. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated August 11, 2011, filed with the Securities and Exchange Commission on August 11, 2011, File No. 000-51255).

31.1
Rule 13a-14(a) Certification of Principal Executive Officer (incorporated by reference to Exhibit 31.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the Securities and Exchange Commission on August 22, 2011, File No. 000-51255).

31.2
Rule 13a-14(a) Certification of Principal Financial Officer (incorporated by reference to Exhibit 31.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the Securities and Exchange Commission on August 22, 2011, File No. 000-51255).

32.1
Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 (incorporated by reference to Exhibit 32.1 as furnished with our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the Securities and Exchange Commission on August 22, 2011, File No. 000-51255).

32.2
Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 (incorporated by reference to Exhibit 32.2 as furnished with our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the Securities and Exchange Commission on August 22, 2011, File No. 000-51255).

* 101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text.

* Furnished herewith.

SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

WIN GAMING MEDIA, INC.

Dated: September 14, 2011	By:	/s/ Shimon Citron
Shimon Citron Chief Executive Officer

	By:	/s/ Shlomi Zedkia
Shlomi Zedkia Chief Financial Officer