Form 10-Q
period 2011-09-30
Win Global Markets, Inc.
filed 2011-11-21
CIK 1175442

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission file number 000-51255

WIN GLOBAL MARKETS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	98-0374121 (I.R.S. Employer Identification No.)

55 Igal Alon Street, Tel Aviv, Israel  67891
(Address of Principal Executive Offices) (Zip Code)

(972) - 73 – 755-4500
(Registrant’s Telephone Number, Including Area Code)

Win Gaming Media, Inc.
(Former Name if Changed Since Last Report)

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

Yes ☐     No ☒

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value, was 62,241,531 as of November 18, 2011.

PART I — FINANCIAL INFORMATION

WIN GLOBAL MARKETS, INC.
(FORMERLY KNOWN AS: WIN GAMING MEDIA, INC.)
AND ITS SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2011

IN U.S. DOLLARS

UNAUDITED

WIN GLOBAL MARKETS, INC. AND ITS SUBSIDIARIES
(FORMERLY KNOWN AS WIN GAMING MEDIA, INC.)

CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars

	September 30, 2011	December 31, 2010
	($)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	549,557	54,468
Other accounts receivable	36,028	20,774
Credit card companies and deposits from players	318,319	69,690

Total current assets	903,904	144,932

LONG TERM DEPOSIT	37,749	8,453

PROPERTY AND EQUIPMENT, NET	70,316	62,887

INTANGIBLE ASSETS	385,778	-

Total assets	1,397,747	216,272

The accompanying Notes are an integral part of the condensed consolidated financial statements.

WIN GLOBAL MARKETS, INC. AND ITS SUBSIDIARIES
(FORMERLY KNOWN AS WIN GAMING MEDIA, INC.)

CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars

	September 30, 2011	December 31, 2010
	($)

LIABILITIES AND EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Short-term bank credit	2,359	-
Accounts payables	55,873	93,331
Accrued expenses and deposits from players	536,155	205,483

Total current liabilities	594,387	298,814

LONG TERM LIABILITIES:
Prepayment on account of shares	125,000	-

Total long term liabilities	125,000	-

Total liabilities	719,387	298,814

EQUITY (DEFICIENCY):
Common stock of $ 0.001 par value:
Authorized: 75,000,000 shares at September 30, 2011 and December 31, 2010; Issued and outstanding: 60,679,031 shares at September 30, 2011 and 36,069,031 shares at December 31, 2010	60,679	36,069
Additional paid-in capital	19,810,383	17,767,983
Accumulated deficit	(19,192,702)	(17,886,594)

Equity (deficiency)	678,360	(82,542)

Total liabilities and equity	1,397,747	216,272

The accompanying Notes are an integral part of the condensed consolidated financial statements.

WIN GLOBAL MARKETS, INC. AND ITS SUBSIDIARIES
(FORMERLY KNOWN AS WIN GAMING MEDIA, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

U.S. dollars

	For the nine months ended		For the three months ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	Unaudited ($)
Revenues:
Revenues from binary options activity	812,853	30,360	601,555	30,360
Revenues from royalties	9,817	75,440	2,246	26,906

Total revenues	822,670	105,800	603,801	57,266

Cost of revenues	786,974	297,018	450,243	150,849

Gross profit (loss)	35,696	(191,218)	153,558	(93,583)

Operating expenses:

Selling and marketing	417,303	115,495	218,888	16,372
Gain on sale of intellectual property	-	(75,354)	-	(75,354)
General and administrative	986,692	548,942	544,393	177,360

Total operating expenses	1,403,995	589,083	763,281	118,378

Operating loss	1,368,299	780,301	609,723	211,961

Financial expenses (income), net	(62,191)	587,307	(64,092)	579,452

Net loss before taxes on income	1,306,108	1,367,608	545,631	791,413
Taxes on income	-	-	-	-

	1,306,108	1,367,608	545,631	791,413

Share in profits of an affiliated company	-	(45,789)	-	-

Net loss attributable to the Company	1,306,108	1,321,819	545,631	791,413

Total basic and diluted net loss per share	0.03	0.04	0.01	0.02

Weighted average number of common stock used in computing basic and diluted net loss per share	41,499,140	32,319,031	50,535,944	32,319,031

The accompanying Notes are an integral part of the condensed consolidated financial statements.

WIN GLOBAL MARKETS, INC. AND ITS SUBSIDIARIES
(FORMERLY KNOWN AS WIN GAMING MEDIA, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars

	For the nine months ended
	September 30, 2011	September 30, 2010
	Unaudited ($)
Cash flows from operating activities:

Net loss	(1,306,108)	(1,321,819)
Adjustments required to reconcile net loss to net cash used in operating activities:
Increase in player’s deposit	(248,629)	-
Other than temporary impairment of marketable securities	-	466,000
Realized loss on sale of marketable securities	-	101,832
Depreciation and amortization	318,842	5,500
Increase in trade and other accounts receivable	(15,254)	(59,759)
Stock-based compensation	125,000	88,000
Increase (decrease) in trade payables	(37,458)	31,453
Increase in accrued expenses and other liabilities	330,672	3,746
Share in profits of an affiliated company	-	(45,789)
Net cash used in operating activities	(832,935)	(730,836)

Cash flows from investing activities:

Proceeds from selling marketable securities	-	399,753
Purchase of intangible assets	(689,000)	-
Proceeds from liquidation of affiliated company	-	45,789
Purchase of property and equipment	(23,049)	(69,861)
Investment in long-term deposit	(29,296)	-

Net cash provided (used) in investing activities	(741,345)	375,681

Cash flows from financing activities:

Prepayment on account of shares	125,000	-
Issuance of shares, net of issuance cost	1,942,010	175,000
Short-term bank credit, net	2,359	(2,210)

Net cash provided by financing activities	2,069,369	172,790

Increase (decrease) in cash and cash equivalents	495,089	(182,365)
Cash and cash equivalents at the beginning of the period	54,468	352,800

Cash and cash equivalents at the end of the period	549,557	170,435

Supplemental disclosure of cash flows information:
Cash paid during the period for:
Interest	3,475	20

The accompanying Notes are an integral part of the condensed consolidated financial statements.

WIN GLOBAL MARKETS, INC. AND ITS SUBSIDIARIES
(FORMERLY KNOWN AS WIN GAMING MEDIA, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars

NOTE 1: GENERAL:

A.
Win Global Markets, Inc. (the “Company”, formerly known as Win Gaming Media, Inc.) was incorporated under the laws of the State of Nevada on April  23,  2002. Effective as of October 24, 2011, the Company changed its name to Win Global Markets, Inc. The Company’s shares are currently traded on the OTC Bulletin Board under the trading symbol WGMI.OB.  Following the sale of its entire software assets in 2008 and 2009, the Company no longer offers any gaming  applications development work and currently the Company’s efforts are devoted to the launch of its new business  activity in the field of binary options (see b. below).

The Company conducts its operations and business with and through its subsidiaries, (1) Win Gaming Media, Inc., a  Delaware corporation, (2) Win Gaming Media (Israel) Ltd., an Israeli company, (3) WGM Services Ltd., a company  registered in Cyprus (“WGM”), (4) Gaming Ventures PLC, a company incorporated in the Isle of Man, and (5) B  Option Ltd., an Israeli company (“B Option”).

B.
Since March 28, 2010 the Company has been offering online trading of binary options. Specifically, the Company markets its online binary options trading business towards investors who are seeking to realize a profit from their investments within a short period of time.

Between March 28, 2010 and July 31, 2011, the Company offered online trading of binary options through two of its wholly-owned subsidiaries in Cyprus and Israel. Worldwide trading continues to be offered by WGM on www.globaloption.com and in Israel, the same services were featured through B Option, on www.options.co.il.

On July 31, 2011, B Option and Manex Online Trading Ltd., an Israeli company (“Manex”), signed a marketing partnership agreement by which B Option transferred to Manex its entire customer database in exchange for revenue share distributions of 58% to B Option and 42% to Manex.  The agreement also provides that Manex is entitled to use B Option’s domain name www.options.co.il for marketing purposes and to attract and retain B Option’s customers.

In addition, since June 5, 2011, the Company has been offering online trading of binary options through the website www.eztrader.com which was part of the assets required from Venice (as defined below) (see Note 4 below). The majority of the Company’s revenues in the third quarter 2011 were generated from the www.eztrader.com website.

C.
On June 5, 2011, the Company entered into securities purchase agreements with five investors (together, the “Investors”), pursuant to which the Company issued to the Investors an aggregate of 6,250,000 shares of common stock at a price of $0.08 per share and issued warrants to purchase 3,125,000 shares of common stock (the “June 5 Warrants”), at exercise prices per share of $0.08, for aggregate consideration of $500,000.  No separate consideration was paid for the June 5 Warrants. The June 5 Warrants are exercisable on or after December 5, 2011 until five years from the date of issuance thereof.  In addition, the  Company undertook that if it does not reach either one of the following goals during the second half of 2011: gross  deposits (i.e., funds transferred to the clients’ account for trading) of $2,500,000, trading P&L (i.e., the difference  between losses and wins by customers) of $1,250,000, or net profit, as reflected in the Company’s financial  statements, of at least $400,000, then the Company shall issue to each Investor an additional warrant to purchase the same number of shares underlying the June 5 Warrant issued to such Investor and under substantially the same terms as the June 5 Warrants.  The contingent warrants have an exercise price of $0.00 per share. The total consideration of $500,000 was recorded to equity.  The purpose of this equity issuance was to finance the purchase of the assets acquired from Venice (see Note 4 below).

On August 15, 2011, the Company sold to seven investors an aggregate of 5,850,000 shares of common stock at a price of $0.08 per share (the “Shares”) and issued warrants to purchase an aggregate of 2,925,000 shares of common stock at exercise prices per share of $0.08 (the “August 15 Warrants”).  No separate consideration was paid for the August 15 Warrants.  The August 15 Warrants are exercisable six months after the date of issuance thereof until five years from the date of issuance thereof.  The aggregate net proceeds from the sale of the Shares were $468,000.

WIN GLOBAL MARKETS, INC. AND ITS SUBSIDIARIES
(FORMERLY KNOWN AS WIN GAMING MEDIA, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars

NOTE 1: GENERAL (cont.):

On August 22, 2011, the Company entered into a securities purchase agreement (the “Original Agreement”) with Wigam LLC, a Delaware limited liability company (“Wigam”), pursuant to which the Company sold to Wigam 12,500,000 shares of common stock at a price of $0.08 per share (“Wigam’s Shares”) and issued a warrant to purchase 6,250,000 shares of common stock at an exercise price per share of $0.08 (the “August 22 Warrant”).  No separate consideration was paid for the August 22 Warrant.  The August 22 Warrant is exercisable on or after February 28, 2012 until five years from the date of issuance thereof.  The aggregate net proceeds from the sale of Wigam’s Shares were $1,000,000.  On August 31, 2011, Wigam entered into a securities purchase agreement with Ricx Investments Ltd. (formerly known as RPG FS Acquisition Limited) (“Ricx”), pursuant to which Wigam sold and assigned to Ricx, Wigam’s rights under the Original Agreement to purchase Wigam’s Shares, and to be issued the August 22 Warrant. The total issuance cost of $26,000 was recorded to equity.

D.
On August 10, 2011, WGM and B Option entered into a Termination of Agreement (the “Termination Agreement”) with ParagonEX Ltd., a British Virgin Islands company (“ParagonEX”), to terminate the Services and License Agreements signed November 18, 2009 and February 24, 2010 between the respective parties (such Services and License Agreements together, the “Services and License Agreements”).  According to the Termination Agreement, the Services and License Agreements terminated on July 31, 2011 for total consideration to ParagonEX of $135,000, to be paid in nine equal monthly installments of $15,000, beginning August 20, 2011.  The remaining balance as of September 30, 2011 was recorded as accrued expenses.

E.
The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered losses from operations and has negative cash flows from operations in 2010 and the first nine months of 2011. The Company currently depends on the success of its binary options business, but has not generated sufficient revenues through November 21, 2011.  In addition, the Company purchased a customers database and certain software in respect of online trading of binary options, including the domain name www.eztrader.com (see Note 4 below), in order to leverage the Company’s binary options business. The Company financed the purchase by an equity issuance. Unless the Company’s binary options business provides the Company with the required cash flows in the near future, it will be under liquidity pressure and would be dependent on its shareholders by way of additional equity issuances or shareholder loans. The condensed consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

WIN GLOBAL MARKETS, INC. AND ITS SUBSIDIARIES
(FORMERLY KNOWN AS WIN GAMING MEDIA, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars

NOTE 2: BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”)  for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments including non-recurring adjustments attributable to reorganization and severance and impairment considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (the “Annual Report”).

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

The following table shows the total stock-based compensation charges included in the Condensed Consolidated Statements of Operations:

	Nine months ended September 30,		Three months ended September 30,
	2011	2010	2011	2010
	(unaudited)		(unaudited)

General and administrative expenses	$125,000	$88,000	$125,000	$32,000

WIN GLOBAL MARKETS, INC. AND ITS SUBSIDIARIES
(FORMERLY KNOWN AS WIN GAMING MEDIA, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars

NOTE 3: SIGNIFICANT ACCOUNTING POLICIES (cont.):

C.	A summary of the Company’s share option activity to employees and directors, and related information is as follows:

	Nine months ended September 30,
	2011		2010
	unaudited		unaudited
		Weighted		Weighted
		average		average
	Number	exercise	Number	exercise
	of options	price	of options	price
		$		$

Outstanding at the beginning of the year	6,152,261	0.17	7,511,379	0.69

Granted*	-	-	500,000	0.06
Forfeited	1,110,000	0.06	-	-

Outstanding at the end of the quarter	5,042,261	0.19	8,011,379	0.65

Options exercisable at the end of the quarter	4,290,490	0.21	7,329,298	0.59

*  The fair value of each option granted in 2010 is $0.04 and is estimated on the date of grant, using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0% for all years; expected volatility - 140%; risk-free interest rate - 5.0%; expected life 6 years; expected  forfeiture for options granted to employees - 0%.

NOTE 4: ACQUISITION:

On May 4, 2011, WGM and Venice Technologies Ltd. (an Israeli corporation (“Venice”)) entered into a Purchase Agreement (the “Agreement”), pursuant to which WGM agreed to purchase Venice’s customer database and certain software in respect of online trading in binary options, including the domain name www.eztrader.com, for $625,000 in cash.  On May 5, 2011, WGM and Venice amended the Agreement such that of the aggregate consideration of $625,000 contemplated to be paid to Venice under the Agreement, $500,000 was paid in cash on June 5, 2011. With respect to the rest of the payment in the amount of $125,000, Venice had the option to either (i) receive a post dated check by September 1, 2011, or (ii) have issued 1,562,500 shares of the Company's common stock. The option was recorded as a derivative in the amount of $64,000. On September 1, 2011 the rest of the payment in the amount of $125,000 was paid by one of the Company's shareholders in exchange for the issuance of 1,562,500 shares of the Company's common stock, which were not issued until October 6, 2011 and such $125,000 payment was recorded as prepayment on account of shares. Upon payment of the $125,000, the derivative was charged to finance expenses. The total revenues generated during the third quarter from the purchased assets of Venice totaled $490,000 and the total net loss contributed to Venice purchased assets totaled $117,000.

The following table summarizes the  allocation of the purchase price of $689,000:

Cash paid	$500,000
Post dated check	$125,000
Derivative	$64,000

Total consideration	$689,000

Allocation of the purchase consideration
Software platform	$281,000
Customers database - website	$408,000

Total assets acquired	$689,000

The software platform is being amortized over a 3 year period and the customers database over 0.5 years, each of which represent their economic useful life.

WIN GLOBAL MARKETS, INC. AND ITS SUBSIDIARIES
(FORMERLY KNOWN AS WIN GAMING MEDIA, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars

NOTE 5: RECENTLY ADOPTED ACCOUNTING STANDARDS:

In June 2011, FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”, which eliminates the presentation options currently in Accounting Standards Codification (“ASC”) Topic 220 and requires the presentation of other comprehensive income in either a continuous statement of comprehensive income or in two separate but consecutive statements. ASU No. 2011-05 is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2011 and requires retrospective application. As this accounting standard only requires enhanced disclosure, the adoption of this standard will not impact the Company’s financial position or results of operations.

In May 2011, FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. ASU No. 2011-04 represents the converged guidance of the FASB and the International Accounting Standards Board on fair value measurement. The Company will adopt this new guidance, on a prospective basis, on October 1, 2012, the beginning of the fourth quarter of the Company’s fiscal 2012.  The Company does not anticipate the adoption of ASU No. 2011-04 will have a material effect upon the Company’s condensed consolidated financial statements.

NOTE 6: SUBSEQUENT EVENTS:

On October 6, 2011, the Company issued 1,562,500 shares in exchange for $125,000 received in September 1,2011 and recorded as prepayment on account of shares.

Effective as of October 24, 2011, the Company changed its name to Win Global Markets, Inc.  The Company has reported the name change to the Financial Industry Regulatory Authority (“FINRA”) and FINRA has approved the name change and updated the Company’s name on its quotes listed on the OTC Bulletin Board, effective November 9, 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are “forward-looking statements”. The business and operations of Win Global Markets, Inc., or the Company, we, us, or our, are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements contained in this Quarterly Report on Form 10-Q.  Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “believes,” “intends,” “plan,” “expects,” “may,” “will,” “should,” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. In particular, our statements regarding future financings, our integration of the purchased assets and rights of Venice (as defined below) and the potential growth of our markets and business outlook are examples of such forward-looking statements.  The forward-looking statements include risks and uncertainties, including, but not limited to, our future growth being dependent upon the success of our new business activity in the field of binary options and other factors, including future financings, and general economic conditions and regulatory developments, not within our control. Further information on potential factors that could cause actual results and developments to be materially different from those expressed in or implied by such statements is described in Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, and expressed from time to time in our filings with the Securities and Exchange Commission. The forward-looking statements are made only as of the date of this filing, and we undertake no obligation to update such forward-looking statements to reflect subsequent events or circumstances.  Readers are also urged to carefully review and consider the various disclosures we have made in this Quarterly Report on Form 10-Q.

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

Following the sale of our entire gaming software assets in 2008 and 2009, we currently derive most of our income from offering worldwide online trading of binary options, and we continue to generate marginal income from revenue sharing arrangements in the interactive gaming industry, through third parties.

Since 2010, we have been offering online trading of binary options through our wholly-owned Cypriot and Israeli subsidiaries, WGM Services Ltd. (formerly, Giona Trading Ltd) (“WGM”) and B Option Ltd. (“B Option”), respectively. Specifically, our online binary options trading business is aimed at investors who seek to realize profits from their investments within a short period of time.

Worldwide trading is being offered by WGM on www.globaloption.com and www.eztrader.co.il, while in Israel, the same services were offered by B Option on www.options.co.il until July 31, 2011. On July 31, 2011, B Option and Manex Online Trading Ltd., an Israeli company (“Manex”), signed a marketing partnership agreement by which B Option transferred to Manex its entire customer database in exchange for revenue share distributions of 58% to B Option and 42% to Manex.   The agreement also provides that Manex is entitled to use B Option’s domain name www.options.co.il for marketing purposes and to attract and retain B Option’s customers.

Effective as of October 24, 2011, we changed our name to Win Global Markets, Inc.  We have reported the name change to the Financial Industry Regulatory Authority (“FINRA”) and FINRA has approved the name change and updated our name on its quotes listed on the OTC Bulletin Board, effective November 9, 2011.

RESULTS OF OPERATIONS FOR NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2011 COMPARED TO NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2010.

Revenues and Cost of Revenues

During the nine and the three months ended September 30, 2011, we generated marginal revenues from our revenue sharing arrangements with Lodgnet Interactive Corporation (“Lodgnet”) and from our binary options business.  During the three months ended March 31, 2011, we stopped generating revenues from our revenue sharing arrangement with Cablevision System Corporation (“Cablevision”) due to the legal end of such arrangement. The average revenues generated each quarter in 2010 from Cablevision were approximately $35,000. In June 2011, we completed the acquisition of a customer database and certain software from Venice Technologies Ltd. (an Israeli corporation (“Venice”)) in respect of online trading in binary options, including the domain name www.eztrader.com.  As such, our revenues for the nine and three months ended September 30, 2011 include revenues which were generated by the assets and rights purchased from Venice.

Total revenues for the nine months ended September 30, 2011 increased by 678% to $822,670 from $105,800 in the nine months ended September 30, 2010.  Total revenues for the three months ended September 30, 2011 increased by 954% to $603,801 from $57,266 for the three months ended September 30, 2010. The increases are mainly attributable to the operation of our recently acquired website www.eztrader.com from which the majority of our revenues during the first nine months and  third quarter of 2011 were generated.

Cost of revenues for the nine months ended September 30, 2011 increased by 165% to $786,974 from $297,018 for the nine months ended September 30, 2010. Cost of revenues for the three months ended September 30, 2011 increased by 198% to $450,243 from $150,849 for the three months ended September 30, 2010.  The increase is attributable to the cost of operating our binary options business, including employee payroll, royalties to ParagonEX (as defined below) for using its binary options platform and additional costs of sales.

Selling and Marketing

Selling and marketing expenses for the nine months ended September 30, 2011 increased by 261% to $417,303 from $115,495 for the nine months ended September 30, 2010. Selling and marketing expenses for the three months ended September 30, 2011 increased by 1,237% to $218,888 compared to $16,372 for the three months ended September 30, 2010. The increases in selling and marketing expenses are attributable to marketing expenses, primarily consisting of online advertisement, of our online trading of binary options sites.

General and Administrative

General and administrative expenses for the nine months ended September 30, 2011 increased by 80% to $986,692 from $548,942 for the nine months ended September 30, 2010. General and administrative expenses for the three months ended September 30, 2011 increased by 207% to $544,393 from $177,360 for the three months ended September 30, 2010. The increases in general and administrative expenses are primarily attributable to the amortization of intangible assets acquired on June 5, 2011 as discussed below.

Net Loss Attributable to the Company

Net loss attributable to the Company for the nine months ended September 30, 2011 was $1,306,108 compared to a net loss of $1,321,819 for the nine months ended September 30, 2010. Net loss for the three months ended September 30, 2011 was $545,631 compared to a net loss of $791,413 for the three months ended September 30, 2010. Net loss per share from operations for the nine months ended September 30, 2011 was $0.03 compared to a net loss of $0.04 per share for the nine months ended on September 30, 2010.  Net loss per share from operations for the three months ended September 30, 2011 was $0.01 compared to a net loss per share of $0.02 for the three months ended on September 30, 2010.  The net loss for the nine and three months ended September 30, 2011 was primarily attributable to the costs of our operations in the binary options business, including hiring employees and extensive online advertisement. The net loss for the nine and three months ended September 30, 2010 was primarily attributable to the costs of our operations in the binary options business, which we first launched during March 2010.  Our weighted average number of shares of common stock used in computing basic and diluted net loss per share for the nine months ended September 30, 2011 was 41,499,140 while the number of shares of common stock used in computing basic and diluted net income per share for the three months ended September 30, 2011 was 50,535,944.  Our weighted average number of shares of common stock used in computing basic and diluted net loss per share for the nine and the three months ended September 30, 2010 was 32,319,031. The increase in our outstanding shares is due to our equity issuance of 3,750,000 shares in October 2010 and our equity issuances aggregating 24,610,000 shares during the nine months ended September 30, 2011 (including the exercise of warrants for 10,000 shares by a former employee).

Liquidity and Capital Resources

As of September 30, 2011, our total current assets were $903,904 and our total current liabilities were $594,387.  On September 30, 2011, we had an accumulated deficit of $19,192,702. We currently finance our operations through revenues from our binary options business.  In addition, on August 15, 2011 we raised an aggregate of $468,000 from an equity issuance to seven investors, and on August 31, 2011 we raised an additional $1,000,000 from an equity issuance to one investor.  Our August 2011 equity issuances are more fully described below and in our Current Reports on Form 8-K dated August 5, 2011 and August 24, 2011, respectively, and incorporated herein by reference.

We had a working capital of $309,517 on September 30, 2011 compared with a negative working capital of $153,882 on December 31, 2010. Cash and cash equivalents on September 30, 2011 were $549,557, an increase of $495,089 from the $54,468 reported on December 31, 2010. The increase in cash is primarily attributable to the increase of deposits from our players and the aggregate consideration resulting from our 2011 equity issuances.

Operating activities used cash of $832,935 in the nine months ended September 30, 2011. Cash used by operating activities in the nine months ended September 30, 2011 resulted primarily from operating our binary options business, including marketing expenses and payroll for our employees.

Investing activity used cash in the nine months ended September 30, 2011 of $741,345, resulting mainly from the purchase of Venice’s customers database and certain software in respect of online trading in binary options.

Financing activities provided cash of $2,069,369 in the nine months ended September 30, 2011, which is primarily due to our equity issuances during the nine months ended September 30, 2011 that raised aggregate proceeds of approximately $1,942,010 net of issuance costs, and our recording as prepayment on account of shares of $125,000 received on September 1, 2011 for 1,562,500 shares issued on October 6, 2011, as further discussed below.

On May 4, 2011, WGM and Venice entered into a Purchase Agreement (the “Agreement”), pursuant to which WGM agreed to purchase Venice’s customer database and certain software in respect of online trading in binary options, including the domain name www.eztrader.com, for $625,000 in cash.  On May 5, 2011, WGM and Venice amended the Agreement such that of the aggregate consideration of $625,000 contemplated to be paid to Venice under the Agreement, $500,000 was paid in cash at closing on June 5, 2011.  The remainder of the payment in the amount of $125,000 was paid by one of our shareholders on September 1, 2011 in exchange for the issuance of 1,562,500 of our common shares.  We financed the Venice acquisition with the net proceeds of our June 2011 equity issuance, as more fully described below and in our Current Report on Form 8-K dated June 9, 2011 and incorporated herein by reference.

On June 5, 2011, we entered into securities purchase agreements with five investors (together, the “Investors”), pursuant to which we issued to the Investors an aggregate of 6,250,000 shares of common stock at a price of $0.08 per share and issued warrants to purchase 3,125,000 shares of common stock (the “June 5 Warrants”), at exercise prices per share of $0.08, for aggregate consideration of $500,000.  No separate consideration was paid for the June 5 Warrants. The June 5 Warrants are exercisable on or after December 5, 2011 until five years from the date of issuance thereof.  In addition, we undertook that if we do not reach either one of the following goals during the second half of 2011: gross  deposits (i.e., funds transferred to the clients’ account for trading) of $2,500,000, trading P&L (i.e., the difference  between losses and wins by customers) of $1,250,000, or net profit, as reflected in our financial  statements, of at least $400,000, then we shall issue to each Investor an additional warrant to purchase the  same number of shares underlying the June 5 Warrant issued to such Investor and under substantially the same terms as the June 5 Warrants.  The contingent warrants have an exercise price of $0.00  per share. The total consideration of $500,000 was recorded to equity.

On July 31, 2011, B Option and Manex signed a marketing partnership agreement by which B Option transferred to Manex its entire customer database in exchange for revenue share distributions of 58% to B Option and 42% to Manex.  The agreement also provides that Manex is entitled to use B Option’s domain name www.options.co.il for marketing purposes and to attract and retain B Option’s customers.

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

On August 15, 2011, we sold to seven investors an aggregate of 5,850,000 shares of common stock at a price of $0.08 per share (the “Shares”) and issued warrants to purchase an aggregate of 2,925,000 shares of common stock at exercise prices per share of $0.08 (the “August 15 Warrants”).  No separate consideration was paid for the August 15 Warrants.  The August 15 Warrants are exercisable six months after the date of issuance thereof until five years from the date of issuance thereof.  The aggregate net proceeds from the sale of the Shares were $468,000.

On August 22, 2011, we entered into a securities purchase agreement (the “Original Agreement”) with Wigam LLC, a Delaware limited liability company (“Wigam”), pursuant to which we sold to Wigam 12,500,000 shares of common stock at a price of $0.08 per share (“Wigam’s Shares”) and issued a warrant to purchase 6,250,000 shares of common stock at an exercise price per share of $0.08 (the “August 22 Warrant”).  No separate consideration was paid for the August 22 Warrant.  The August 22 Warrant is exercisable on or after February 28, 2012 until five years from the date of issuance thereof.  The aggregate net proceeds from the sale of Wigam’s Shares were $1,000,000.  On August 31, 2011, Wigam entered into a securities purchase agreement with Ricx Investments Ltd. (formerly known as RPG FS Acquisition Limited) (“Ricx”), pursuant to which Wigam sold and assigned to Ricx, Wigam’s rights under the Original Agreement to purchase Wigam’s Shares, and to be issued the August 22 Warrant.

Outlook

We believe that our future success will depend upon our ability to enhance our binary options business and to integrate successfully our purchase of Venice’s customer database and certain software in respect of online trading in binary options. Our current anticipated levels of revenues and cash flow are subject to many uncertainties and cannot be assured.  In order to have sufficient cash to meet our anticipated requirements for the next twelve months, we will be dependent upon our ability to obtain additional financing.  The inability to generate sufficient cash from operations or to obtain required additional funds could require us to curtail our operations. There can be no assurance that acceptable financing to fund our ongoing operations can be obtained on suitable terms, if at all. If we are unable to obtain the financing necessary to support our operation, we may be unable to continue as a going concern. In that event, we may be forced to cease operations and our stockholders could lose their entire investment in our company.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended.  Based on that evaluation and the material weakness described below, our management concluded that we did not maintain effective disclosure controls and procedures as of September 30, 2011. Our management has identified control deficiencies regarding a lack of segregation of duties, an insufficient qualification and training of employees, and a need for a stronger internal control environment. Our management believes that these deficiencies, which in the aggregate constitute a material weakness, are due to the small size of our staff, which makes it challenging to maintain adequate disclosure controls.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the third quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 6. Exhibits.

4.1
Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated August 24, 2011, filed with the Securities and Exchange Commission on August 24, 2011, File No. 000-51255).

10.1
Form of Securities Purchase Agreement dated August 22, 2011 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated August 24, 2011, filed with the Securities and Exchange Commission on August 24, 2011, File No. 000-51255).

* 31.1	Rule 13a-14(a) Certification of Principal Executive Officer.

* 31.2	Rule 13a-14(a) Certification of Principal Financial Officer.

** 32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

** 32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

** 101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text.

_________________

* Filed herewith.

** Furnished herewith.

SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

WIN GLOBAL MARKETS, INC.

Dated: November 21, 2011	By:	/s/ Shimon Citron
Shimon Citron Chief Executive Officer

	By:	/s/ Shlomi Zedkia
Shlomi Zedkia Chief Financial Officer