Form 10-K
period 2011-12-31
Win Global Markets, Inc.
filed 2012-04-16
CIK 1175442

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

COMMISSION FILE NO. 000-51255

WIN GLOBAL MARKETS, INC.
(Exact Name of Registrant as Specified in Its Charter)

NEVADA	98-0374121
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

55 Igal Alon Street, Tel-Aviv, Israel	67891
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $5,881,093

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

74,741,531 shares of common stock as of April 16, 2012.

WIN GLOBAL MARKETS, INC.

FORM 10-K
 (FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011)

References in this Annual Report on Form 10-K to the “Company”, “we”, “us” or “our” include Win Global Markets, Inc. and its subsidiaries, unless the context requires otherwise.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Annual Report on Form 10-K that are not historical facts are “forward-looking statements”.  Our business and operations are subject to substantial risks, which increase the uncertainty described in the forward-looking statements contained in this Annual Report on Form 10-K. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “believes,” “intends,” “plan,” “expects,” “may,” “will,” “should,” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. In particular, our statements regarding the potential growth of our markets and business outlook are examples of such forward-looking statements. The forward-looking statements include risks and uncertainties, including, but not limited to, our future growth being dependent upon the success of our new business activity in the field of binary options and other factors, including future financings, and general economic conditions and regulatory developments, not within our control. The factors discussed herein, including those risks described in Item 1A, and expressed from time to time in our filings with the Securities and Exchange Commission (the “SEC”), could cause actual results and developments to be materially different from those expressed in or implied by such statements. The forward-looking statements are made only as of the date of this filing, and, except as required by law, we undertake no obligation to update such forward-looking statements to reflect subsequent events or circumstances.  Readers are also urged to carefully review and consider the various disclosures we have made in this Annual Report on Form 10-K.

PART I

ITEM 1. BUSINESS.

OVERVIEW

We are engaged in the business of offering worldwide online trading of binary options.  We entered the binary options business in November 2009, and since March 28, 2010, we have been offering online trading of binary options through our wholly-owned Cypriot and Israeli subsidiaries, WGM Services Ltd. (formerly, Giona Trading Ltd) (“WGM”) and B Option Ltd. (“B Option”) (only through July 31, 2011), respectively. Worldwide trading is being offered by WGM on www.globaloption.com and www.eztrader.co.il, while in Israel, the same services were offered by B Option on www.options.co.il until July 31, 2011, as further discussed below.

We operate solely through our following wholly owned subsidiaries: (a) Win Global Markets Inc (Israel) Ltd., an Israeli company (formerly: Win Gaming Media (Israel) Ltd.); (b) WGM; (c) B Option (currently not active); and (d) Gaming Ventures PLC, an Isle of Man company (“Gaming”) (currently not active).

Effective as of October 24, 2011, we changed our name to Win Global Markets, Inc.

Our shares of common stock are currently traded on the Over-the-Counter (“OTC”) Bulletin Board under the symbol WGMI.OB.

Current Business of Offering Worldwide Online Trading of Binary Options

Following the completion of the sale of our entire gaming software assets  in 2009, we now derive most of our income from offering worldwide online trading of binary options, and receive marginal income from a revenue sharing arrangement through a third party.  Our sources of income are as follows:

a) Revenue from binary options business
b) Revenue share from Lodgnet Interactive Corporation (“Lodgnet”) in the United States
c) Revenue share from Manex Online Trading Ltd. (“Manex”)

Following a market review of the online foreign exchange industry and online binary options, in 2009 we elected to engage in the binary options segment because management was of the opinion that this new and growing industry offers a business opportunity for us to become a forerunner in this field. In addition, management believes that a successful operation in the binary options business will enhance our value for the benefit of our stockholders. As a result, on November 18, 2009, our wholly owned subsidiary WGM signed an agreement with ParagonEX Limited (“November Agreement”), a British Virgin Islands corporation (“ParagonEX”), under which ParagonEX provided to WGM the right to use its web-based platform (the “Software”) which provided online trading of binary options. The Software enabled online customers to trade in a wide range of binary options on a variety of financial markets around the world, in real local time. The proceeds to WGM, after payment of consideration to ParagonEX, were at least 88% of the net proceeds WGM received from customers. On February 24, 2010, our additional wholly owned subsidiary, B Option, and ParagonEX, entered into an Agreement (the “Agreement”, and together with the November Agreement, the “License Agreements”) under which ParagonEX provided to B Option the right to use its Software. The Agreement included similar terms to the November Agreement. The Agreement related solely to marketing the Software in the Israeli market, and the user interface was in Hebrew. The right to use was non-exclusive, and the Software would be used on B Option’s website. In addition, ParagonEX undertook to provide B Option services and support in connection with the Software. In principal, the proceeds to B Option, after payment of consideration to ParagonEX, were at least 88% of the net proceeds B Option received from end users. There were no required minimum payments to ParagonEX under the Agreement, or a minimum investment in marketing by B Option. Each party to the Agreement could terminate it for convenience upon providing 90 days’ prior notice, but not before the 20th annual anniversary of the date in which B Option launched its website that used the Software. As a result of the License Agreements, global services of binary options were provided by WGM under the domain www.globaloption.com, and services of binary options for Israelis were provided by B Option under the domain www.options.co.il.

On February 24, 2010, B Option, WGM and ParagonEX entered an Addendum to the License Agreements (the “First Addendum”). The First Addendum provided that the fulfillment by WGM of monetary obligations under the November Agreement would be deemed to be fulfillment of the respective monetary obligations by B Option under the Agreement, and vice versa.

On November 11, 2010, B Option and WGM entered an Addendum to the License Agreements (the “Second Addendum”) with ParagonEX.  The Second Addendum, among other things, (i) eliminated WGM’s and B Option’s obligation together to invest in marketing activity of the binary options sites during the first 8 months from the go-live date of March 28, 2010 and the related $500,000 marketing obligation to ParagonEX, owed jointly by WGM and B Option, (ii) restricted, for a period of 18 months, B Option’s and WGM’s right to enter into services and license agreements with third parties for binary options trading platforms, and (iii) provided for the provision of certain website language integration services by ParagonEX to B Option and WGM for a fixed cost of $10,000, with $5,000 of such payment having been paid and $5,000 of such cost due following the launch of the “trading from the graph” feature on B Option’s and WGM’s respective binary options trading websites.

On August 10, 2011, WGM and B Option entered into a Termination Agreement (the “Termination Agreement”) with ParagonEX to terminate the License Agreements.  According to the Termination Agreement, the License Agreements terminated on July 31, 2011 for total consideration to ParagonEX of $135,000, to be paid in nine equal monthly installments of $15,000. Payments began in November 2011.

On June 5, 2011, as further discussed below, WGM completed the acquisition of proprietary software, customer database and all rights related thereto, including the domain name www.eztrader.com, from Venice Technologies Ltd., an Israeli corporation (“Venice”), which platform features online trading of binary options, for a total consideration of $625,000 in cash.

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

OUR CURRENT BUSINESS

THE BINARY OPTIONS MARKET

A binary option is a type of option where the payoff is straightforward – it pays back either some fixed amount of a trade or nothing at all. The two main types of binary options are the cash-or-nothing binary option and the asset-or-nothing binary option. The cash-or-nothing binary option pays some fixed amount of cash if the option expires “in-the-money” while the asset-or-nothing pays the value of the underlying security. Thus, the options are binary in nature because there are only two possible outcomes. They are also called all-or-nothing options, digital options and Fixed Return Options (“FROs”) (on NYSE Amex).

For example, a purchase is made of a binary cash-or-nothing call option on XYZ Corp.’s stock struck at $100 with a binary payoff of $1,000. Then, if at the future maturity date or time, the stock is trading at or above $100, $1,000 is received. If its stock is trading below $100, nothing is received.

Exchange-traded binary options

Binary option contracts have long been available OTC (i.e., sold directly by the issuer to the buyer). They were generally considered “exotic” instruments and there was no liquid market for trading these instruments between their issuance and expiration. They were often seen embedded in more complex option contracts.

In 2007, the Options Clearing Corporation proposed a rule change to allow binary options, and the SEC approved listing of cash-or-nothing binary options in 2008.  In May 2008, NYSE Amex launched exchange-traded European cash-or-nothing binary options, and the Chicago Board Options Exchange (“CBOE”) followed in June 2008. The standardization of binary options allows them to be exchange-traded with continuous quotations.

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

Binary Options – featured by online providers

Unlike “regular” options that are offered by different exchanges and which are contracts where the customer pays for the right to buy or sell an underlying asset at a given price, an online binary option is a contract where the customer pays for the right to receive a fixed return in case the price of the underlying asset ends up higher or lower than the strike price.

In addition, unlike traditional stock-exchange-offered binary options that pay a fixed amount or nothing only if the option expires in-the-money, online binary options entitle the customer to gain a fixed return, in addition to his transaction amount (usually around 75%) if his/her prediction, either for a higher or lower strike price, has been achieved at the expiration of the underlying asset.  If the customer’s prediction is not fulfilled, he or she loses between 85%-90% of their investment.  For example, if a purchase is made at 10:15 AM of a binary call option on XYZ Corp.’s stock, struck at $100 with a binary payoff of 75%, then, if at the expiry time of 11:00 AM the stock is trading above $100, $175 is received. If its stock is trading below $100, only $10 is paid to the customer.

Online binary options usually carry an expiration date, or time, of once every hour, end of business day, end of week or end of month, depending on the specific chosen expiration period.

Online Binary Options Market

Online binary options continue to be a unique and niche product, and thus the number of similar businesses or websites is significantly less than the number of websites competing in other online trading mediums, such as trading in pairs of foreign currencies (FOREX.com) or CFDs (Certificates for Differences).

Amidst this scarcity, listed below are some web sites that offer trading of binary options:

• www.etrader.co.il
• www.anyoption.com
• www.traderxp.com
• www.spotoption.com
• www.bbinary.com

Different Types of Binary Options

Binary options are simple put or call options conditioned by just the price and the expiration date. They refer to conditional scenarios that if they come true, either validate or invalidate the option. The customer knows ahead of his or her investment the amount of the desired payout he or she will get if his conditional scenario proves to be right or his loss if his conditional scenario proves to be wrong.

•	One Touch

When buying a one-touch option, customers set that if the asset he or she elected to trade on trades at a specified rate (trigger), then he/she will receive a profit at a preset amount. The customer thus knows in advance the extent of his or her potential profit (payout) or loss.

•	No Touch

When buying this type of option, the customer sets that he/she will make a profit (whose amount he/she sets) if and only if a currency rate does not reach the specified trigger before a specified time.

•	Double One Touch

With this type of option, customers choose two triggers and set the profit they will make if either one is hit. Usually, double-one-touch options are used when customers expect highly volatile market conditions but don’t know what direction the market will take.

•	Double No Touch

Double no touch options are the opposite of the double one-touch options. Customers buy them when they expect a range-bound market (a market that fluctuates within a relatively narrow range) with a relatively low volatility. In general, this type of option is profitable during the periods of consolidation that usually follow significant market moves.

Customers often combine various option types to build their option trading strategies. By associating different option types, some customers manage to minimize the risk they are taking. Some even claim to have found infallible methods. Others see it as a simple hedging instrument and use it to secure their funds.

BINARY OPTIONS WEBSITES

We offer customers from around the world the ability to trade on options through www.ezrader.com and www.globaloption.com. Specifically, we market our online binary options trading business towards customers who are seeking to realize a profit from their trades within a short period of time.  We market to such customers because, in our opinion, our trading platform features a novel venue and a more simple and straightforward method for the realization of immediate returns on trades in the global financial markets.

Customers use WGM’s binary options platform to choose either a put option or a call option. In either case, if the option expires “in-the-money”, customers receive about 75% return on their trades or lose between 85%-90% of their trades if their option expires “out-of-the-money”.  Expirations take place once every hour, or at the end of each day, week or month depending on the specific chosen expiration period.  Customers are prevented from making an investment during the last 10 minutes prior to expiration.

In order for customers to start trading, they are required to open an account and provide their exact personal information, a process which is simple and straightforward.  Once this phase is complete, customers have an array of methods to make a deposit. They can elect to use their credit card, e-wallet provider or effectuate a bank wire transfer. Credit card and e-wallet deposits are recorded immediately as credits in the customers’ account and he or she can then proceed to make their trades.

WGM offers an array of underlying assets to invest in. These are:

•	Stock exchange indices, such as NASDAQ or London’s FTSE, Germany’s DAX or France’s CAC.
•	Leading stocks, such as: Coca Cola, Microsoft, Nike, etc.
•	Commodities, such as: Oil, Gold or Silver, etc. (offered only outside the United States)
•	Currencies pairs, such as: USD/EURO, USD/GBP, USD/YEN, etc. (offered only outside the United States)

All quotations of current rates and active assets of the different trading exchanges are provided through eSignal and NASDAQ OMX in real time. Customers cannot trade assets in a certain exchange that is closed. For example, one cannot make a trade on Coca Cola if NASDAQ is either closed or is not yet open. Also, customers are provided with a sophisticated back-office tool, enabling monitoring of their entire account activity.

RESEARCH AND DEVELOPMENT

We did not invest in research and development in 2011 or 2010.

GOVERNMENT REGULATION

U.S. Regulation of Online Binary Options

We are not aware of any clear definitive ruling that finds that online trading of binary options would constitute illegal activity under U.S. federal laws. Nonetheless, there remains a risk that a contrary result could be reached. To comply with U.S. Commodity Futures Trading Commission (“CFTC”) regulations, we block U.S. persons from trading commodities and currency-related options.  As certain of our competitors appear not to have registered their online binary option trading operations with the SEC, the CFTC or any other regulatory agency, we intend to proceed without registering with such regulatory agencies. Accordingly, there remains a risk that such regulatory agencies could determine that our failure to register constitutes a violation of applicable laws, rules and regulations and we would be required to register our activities with some or all such regulatory agencies and/or face penalties or sanctions.

Binary options are defined by the CBOE as “contracts that, at expiration, pay out a pre-determined, fixed amount or nothing at all.” Certain binary options are traded on the CBOE and other regulated commodities exchanges.  Additionally, various privately operated websites offer trading in binary options.  Representative sites include www.anyoption.com and www.bbinary.com.  None of these websites appear to be registered with any regulatory body – either in the United States or elsewhere. To our knowledge, none of these companies have been prosecuted under U.S. federal or state gambling laws in connection with the binary options trading services their websites offer.

Non-U.S. Regulation of Online Binary Options

Each country in which we offer our online binary options may have local specific regulations. We aim to comply with such regulations and rules and will obtain any relevant licenses or regulatory approvals in any territory as we may be required to operate our online binary options business.

COMPETITION

The online binary options industry is young but growing rapidly. Today, there are still only a small number of websites that feature trading on binary options, some of which have similar product offerings to ours. Our potential competitors are owned by a variety of investors, some which may have greater financial resources than us, which in return, may facilitate better marketing efforts that may consequently lead to higher revenues and a greater market share. We estimate that as this industry matures in the coming  years, there exists a possibility that more entities may be entering the industry and increase the rate of competition.

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

EMPLOYEES

Our CEO works as a consultant of the Company. We also outsource the services of our COO. Currently, we employ approximately 25 employees with a variety of professions: technology, finance support, sales and customer service.

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

WE MAY NEED TO RAISE ADDITIONAL CAPITAL TO FUND OUR ONGOING OPERATIONS AND GROWTH.

The amount of our future capital requirements depends primarily on the rate at which we increase our revenues and correspondingly decrease our use of cash to fund operations. Cash used for operations will be affected by numerous known and unknown risks and uncertainties including, but not limited to, our ability to successfully market our products and services and the degree to which competitive products and services are introduced to the market. As long as our cash flow from operations remains insufficient to completely fund operations, we will continue depleting our financial resources and seek additional capital through equity and/or debt financing. If we raise additional capital through the issuance of debt, this will result in increased interest expense. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our Company held by existing stockholders will be reduced and those stockholders may experience some dilution. In addition, new securities may contain rights, preferences or privileges that are senior to those of our common stock.

IF WE ARE UNABLE TO OBTAIN FINANCING NECESSARY TO SUPPORT OUR OPERATIONS, WE MAY BE UNABLE TO CONTINUE AS A GOING CONCERN.

We have generated revenues since inception but they were not an adequate source of cash to fund future operations. Historically we have relied on private placement issuances of equity.  We will need to raise additional working capital to fund our ongoing operations and growth.  There can be no assurance that acceptable financing to fund our ongoing operations can be obtained on suitable terms, if at all. If we are unable to obtain the financing necessary to support our operations, we may be unable to continue as a going concern. In that event, we may be forced to cease operations and our stockholders could lose their entire investment in our Company. Our audited consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2011 contain additional Note disclosures describing the circumstances that lead to this disclosure.

GOVERNMENT REGULATION COULD REQUIRE US TO REGISTER OUR BUSINESS OR OTHERWISE EFFECT OUR OPERATIONS.

We are not aware of any clear definitive ruling that finds that online trading of binary options would constitute illegal activity under U.S. laws, or the laws of the jurisdictions in which we operate.  Nonetheless, there remains a risk that a contrary result could be reached in any such jurisdictions and we could be required to register our activities with some or all such jurisdictions, face penalties or sanctions and/or otherwise have our operations negatively effected.  To comply with CFTC regulations, we block U.S. persons from trading commodities and currency-related options.  As certain of our competitors appear not to have registered their online binary option trading operations with the SEC, the CFTC or any other regulatory agency, we intend to proceed without registering with such regulatory agencies.  Accordingly, there remains a risk that such regulatory agencies could determine that our failure to register constitutes a violation of applicable laws, rules and regulations and we would be required to register our activity with some or all such regulatory agencies, face penalties or sanctions and/or otherwise have our operations negatively effected.

WE HAVE INCURRED LOSSES SINCE OUR INCEPTION, AND THERE IS NO ASSURANCE THAT PROFITABLE OPERATIONS, IF ACHIEVED, CAN BE SUSTAINED.

We have not yet realized a profit, and we do not expect to be profitable in the near future. We cannot assure you that we will ever achieve profitability. At December 31, 2011, we had an accumulated deficit of $20,122,667. We expect to incur substantial costs that may not be offset by increased revenues. These costs include the following: hiring new staff and investing in marketing of our binary options business.

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

WE HAVE FINANCED OUR OPERATIONS PRIMARILY THROUGH THE SALE OF EQUITY SECURITIES AND THE SALE OF ASSETS.

We may need to continue to finance our operations with the sale of equity securities. If we do so, our stockholders will experience dilution to their percentage interest in us, which may be substantial, and the new equity securities may have rights, preferences or privileges senior to those of existing holders of our shares of common stock.  If we are unable to obtain future financing by way of the issuance of convertible debt, the sale of equity securities, sale assets or joint ventures in exchange for revenue share, we may have to substantially curtail or cease operations or find a merger partner on terms which, if available at all, may be unfavorable.

OUR INTERNAL CONTROL OVER FINANCIAL REPORTING WAS NOT CONSIDERED EFFECTIVE AS OF DECEMBER 31, 2011 AND MAY CONTINUE TO BE INEFFECTIVE IN THE FUTURE, WHICH COULD RESULT IN OUR FINANCIAL STATEMENTS BEING UNRELIABLE, GOVERNMENT INVESTIGATION OR LOSS OF INVESTOR CONFIDENCE IN OUR FINANCIAL REPORTS.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and related SEC rules, we are required to furnish an annual report by our management assessing the effectiveness of our internal control over financial reporting. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Management’s report as of the end of 2011 identified a material weakness and concluded that we did not have sufficient effective internal control over financial reporting. Ineffective internal controls can result in errors or other problems in our financial statements.  Even if material weaknesses identified do not cause our financial statements to be unreliable, if we continue to be unable to assert that our internal controls are effective, our investors could still lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline. Failure to maintain effective internal control over financial reporting could also result in investigation or sanctions by regulatory authorities.

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

WE RELY ON INFORMATION TECHNOLOGY IN OUR OPERATIONS, AND ANY MATERIAL FAILURE, INADEQUACY, INTERRUPTION OR SECURITY FAILURE OF THAT TECHNOLOGY COULD HARM OUR BUSINESS.

We rely on information technology networks and systems, including the internet, to process, transmit and store electronic information, and to manage or support a variety of business processes, including financial transactions, records, and customers’ personal identifying information.  We purchase some of our information technology from vendors, on whom our systems depend. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential customer information, such as individually identifiable information, including information relating to financial accounts. Although we have taken steps to protect the security of our information systems and the data maintained in those systems, it is possible that our safety and security measures will not be able to prevent the systems’ improper functioning or damage, or the improper access or disclosure of personally identifiable information such as in the event of cyber attacks. Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. Any failure to maintain proper function, security and availability of our information systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties and could have a material adverse effect on our business, financial condition and results of operations.

OUR OFFICERS, DIRECTORS AND FOUNDING STOCKHOLDERS CONTROL APPROXIMATELY 15.9% OF OUR OUTSTANDING COMMON STOCK. ACCORDINGLY, IT MAY BE MORE DIFFICULT FOR OUR OUTSIDE STOCKHOLDERS TO SIGNIFICANTLY INFLUENCE MATTERS THAT ARE VOTED UPON BY OUR STOCKHOLDERS, INCLUDING THE ELECTION OF DIRECTORS.

Our officers, directors and founding stockholders own approximately 15.9% of our issued and outstanding stock. We do not have cumulative voting in the election of directors. Thus, it may be more difficult for purchasers of our common stock to affect the election of any directors to our Board of Directors (our “Board”) and any other matters upon which stockholders may vote in the future.

RISKS RELATED TO OUR COMMON STOCK

THE LIMITED MARKET FOR OUR SHARES WILL MAKE OUR STOCK PRICE MORE VOLATILE. THEREFORE, YOU MAY HAVE DIFFICULTY SELLING YOUR SHARES.

The market for our common stock is limited and we cannot assure you that a larger market will ever be developed or maintained. Currently, our common stock is traded on the OTC Bulletin Board. Securities traded on the OTC Bulletin Board typically have low trading volumes. Market fluctuations and volatility, as well as general economic, market and political conditions, could reduce our market price. As a result, this may make it difficult or impossible for our stockholders to sell our common stock. In addition, unlike NASDAQ and the various international stock exchanges, there are few corporate governance requirements imposed on OTC Bulletin Board-traded companies.

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

RISKS RELATED TO OUR LOCATION IN ISRAEL

OUR PRINCIPAL OFFICES ARE LOCATED IN ISRAEL AND THE UNSTABLE MILITARY AND POLITICAL CONDITIONS OF ISRAEL MAY CAUSE INTERRUPTION OR SUSPENSION OF BUSINESS OPERATIONS WITHOUT WARNING.

Our principal offices are located in Israel.  As a result, we are directly influenced by the political, economic and military conditions affecting Israel.  Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors. Acts of random terrorism periodically occur which could affect our operations or personnel.  In addition, Israeli-based companies and companies doing business with Israel have been the subject of an economic boycott by members of the Arab League and certain other predominantly Muslim countries since Israel’s establishment. Further, recent political unrest in the Middle East has intensified and may also impact the relationship between Israel and other countries in the area, including Egypt and Syria. In addition, there have been increased tensions with Iran in recent months based upon reports regarding the efforts of Iran to develop a military nuclear capability.  Although Israel has entered into various agreements with certain Arab countries and the Palestinian Authority, and various declarations have been signed in connection with efforts to resolve some of the economic and political problems in the Middle East, we cannot predict whether or in what manner these problems will be resolved. Wars and acts of terrorism have resulted in significant damage to the Israeli economy, including reducing the level of foreign and local investment.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

We lease premises located at 55 Igal Alon Street in Tel-Aviv, Israel. This location consists of approximately 250 square meters of office space and the rent is approximately $3,600 per month. The term of our current lease is for one year, beginning February 1, 2012 and ending January 31, 2013.  We do not own or lease any real property elsewhere. We plan to sign a new lease agreement in 2012 at our current location, or possibly a new location, to commence following the termination of our current lease on January 31, 2013.

We believe that our current office space is adequate for our future needs for operating our business activities.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET FOR OUR SECURITIES

Our common stock is quoted on the OTC Bulletin Board under the symbol “WGMI.OB.” The following sets forth the high and low bid quotations for the common stock as reported on the OTC Bulletin Board for each quarter in the last two fiscal years. These quotations reflect prices between dealers and do not include retail mark-ups, markdowns, and commissions and may not necessarily represent actual transactions.

	HIGH	LOW
FISCAL YEAR ENDED DECEMBER 31, 2011
First Quarter Ended March 31, 2011	$0.12	$0.01
Second Quarter Ended June 30, 2011	$0.15	$0.08
Third Quarter Ended September 30, 2011	$0.15	$0.05
Fourth Quarter Ended December 31, 2011	$0.13	$0.05
FISCAL YEAR ENDED DECEMBER 31, 2010
First Quarter Ended March 31, 2010	$0.0695	$0.03
Second Quarter Ended June 30, 2010	$0.065	$0.05
Third Quarter Ended September 30, 2010	$0.09	$0.055
Fourth Quarter Ended December 31, 2010	$0.12	$0.05

As of April 13, 2012, there were 261 stockholders of record of our common stock.

Continental Stock Transfer & Trust Company is the registrar and transfer agent for our common stock. Their address is 17 Battery Place, New York, NY 10004, U.S.A., telephone: (212) 509-4000.

DIVIDEND POLICY

Historically, we have not declared or paid any cash dividends on our common stock. However, on February 11, 2011, our Board adopted a policy pursuant to which we may pay dividends to our stockholders at a rate of up to 50% of our audited net profits, if any, as such profits are reported in our Annual Report on Form 10-K. Dividends will be paid only if lawful under applicable laws and if not in violation of our financing agreements. Though our Board’s policy sets the maximum rate for such dividends, the amount and timing of any dividend declared and paid will remain in the discretion of the Board and will depend upon our results of operations, financial condition and capital requirements, and such other factors deemed relevant by our Board. The first payment of said dividend, if any, would be made, if applicable and permissible, following the filing of this Annual Report on Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA.

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

Our financial statements are stated in U.S. Dollars (US$) and are prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP).

This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those anticipated in these forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements” elsewhere in this Annual Report on Form 10-K.

OUR BUSINESS

We are a company which derives its income from offering online trading of binary options. A small percentage of our income (less than 3%), a reminiscent of our historical activity, is derived from revenue share in the interactive gaming industry, through a third party. Our sources of income are as follows:

a) Revenue from binary options business
b) Revenue share from Lodgnet in the United States
c) Revenue share from Manex

In the course of our activities, we have sustained operating losses. To date, we have not generated sufficient revenues to achieve an operating income or positive cash flow from operations. On December 31, 2011, we had a positive working capital of $155,024 and an accumulated deficit of $20,122,667. There is no assurance that profitable operations, if ever achieved, will be sustained on a continuing basis.

In 2011 we derived most of our revenue from many small costumers. In 2010, we derived 47% of our revenues from three major customers.

To date, our binary options business has had approximately 13 thousand customers, of which approximately 4,200 are currently active customers. Our binary options’ trading volume for the year ended December 31, 2011 reached approximately $13,000,000, with a profit (difference between customers’ losses and winnings) of approximately $1,600,000.

We refer in this discussion to the fiscal years ended December 31, 2011 and December 31, 2010, as “2011,” and “2010,” respectively.

We have generated revenues since inception but they were not an adequate source of cash to fund future operations. Historically, we have relied on private placement issuances of equity, sales of assets and related party loans.

Following the sale of our entire gaming software assets in 2009, we no longer offer any gaming applications development work and currently our efforts are devoted to our binary options business, revenue sharing arrangements and leveraging our wholly owned subsidiary, Gaming, that is registered with the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), by either an outright sale or by incorporating new activities which generate revenue.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements are prepared in accordance with U.S. GAAP. In connection with the preparation of the financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time the consolidated financial statements are prepared. On a regular basis, management reviews our accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.  The following is our critical accounting policy:

Accounting for stock-based compensation:

The Company accounts for stock based compensation to employees in accordance with Financial Accounting Standards Board  ASC Topic 718, “Stock Compensation”. The Company measures and recognizes compensation expense for share-based awards based on estimated fair values on the date of grant using the Black-Scholes option-pricing model. This option pricing model requires that we make several estimates, including the option’s expected life and the price volatility of the underlying stock.

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2011 COMPARED TO YEAR ENDED DECEMBER 31, 2010.

REVENUES AND COST OF REVENUES

We are entitled to royalties from revenue sharing arrangements upon sublicensing of our products to end-users. We recognize royalties from revenue sharing arrangements during the period based on reports obtained from our customers, through the relevant reporting period, on a monthly basis. In 2011, revenues from such royalties amounted to $20,866 and were a marginal portion of total revenues. During the three months ended March 31, 2011, we stopped generating revenues from our revenue sharing arrangement with Cablevision System Corporation (“Cablevision”) due to the legal termination of the agreement with Cablevision.  Since March 28, 2010, we have been generating revenues primarily from our binary options business. The online binary options business involves a customer trying to predict the occurrence of a future event that will be settled in a win or lose situation at expiration or the end of the day. There is only a win or lose situation (binary option) and the gain or loss is recognized once every hour, or at the end of each day, week or month depending on the specific chosen expiration period, upon the settlement of the events. Thus, each event commands an end on the same day. We recognize revenues from the binary options net of losses.

Our total revenues for 2011 increased by 684% to $1,307,924 from $191,278 in 2010.  The increase is mainly attributable to the operation of our recently acquired website www.eztrader.com from which the majority of our revenues during the second half of 2011 were generated.

Cost of revenues for 2011 increased by 267% to $1,129,450 from $422,643 in 2010. The increase is attributable to the cost of operating of our binary options business, including employee payroll, royalties to ParagonEX for using its binary options platform and additional costs of sales resulting from the significant growth in the Company’s activity since the acquisition of  www.eztrader.com as discussed above.

SALES AND MARKETING

Sales and marketing expenses for 2011 increased by 293% to $748,949 from $255,325 for 2010. The increase in sales and marketing expenses is attributable to marketing expenses, primarily consisting of online advertisement of our online trading of binary options sites.

GENERAL AND ADMINISTRATIVE

General and administrative expenses for 2011 increased by 203% to $1,721,400 from $848,248 for 2010. The increase in general and administrative expenses is primarily attributable to the amortization of intangible assets acquired from Venice on June 5, 2011 and the expansion of our binary options business in 2011.

FINANCIAL INCOME/EXPENSES

Financial income for 2011 changed to $55,802 from expenses of $600,786 for 2010. The decrease in financial expenses is due to the liquidation of our portfolio of shares of Netplay TV plc (“Netplay”) that we had acquired in 2009 in the course of selling our former interactive gaming business.  During the fourth quarter of 2010 we sold the entire balance of our Netplay shares, and as of December 31, 2010, we no longer possessed any shares of Netplay.  In 2010, we charged $528,469 to financial expenses due to the significant decrease in the value our Netplay shares.

SHARE IN PROFITS OF AFFILIATED COMPANY

Share in profits for 2011 were $0 compared to a share in profits of $45,789 for 2010. The share in profits in 2010 was attributable to the dissolution of Two Way Gaming Limited (“TWG”), which was 50% owned by us and 50% owned by Two-Way Media Ltd., in which we received $45,789 for our portion in the remaining assets of TWG. As TWG was dissolved and liquidated in 2010, we had no share in profits of affiliated companies in 2011.

NET LOSS AND NET LOSS PER SHARE

Net loss attributable to us in 2011 increased to $2,236,073 from a net loss of $1,889,935 for 2010. Net loss per share (basic and diluted) in 2011 decreased to $0.05 from a net loss of $0.06 for 2010. The net loss in 2010 and 2011 is primarily attributable to the start-up operations of our binary options business which required significant marketing and operational expenses, primarily consisting of online advertisement of our online trading of binary options sites; and in 2011, to the amortization of intangible assets acquired from Venice on June 5, 2011.  In addition, in 2010 we suffered from a significant decrease in the fair value of our Netplay shares.

Our weighted average number of shares of common stock used in computing basic and diluted net loss per share for 2011 was 46,841,907 compared to 33,047,156 shares for 2010.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2011, our total current assets were $1,054,618 and our total current liabilities were $899,594. At December 31, 2011, we had a positive working capital of $155,024 compared with a negative working capital of $153,882 on December 31, 2010. As of December 31, 2011 we had an accumulated deficit of $20,122,667. In 2011 we financed our operations with a combination of revenues and equity issuances, as described below.

Cash and cash equivalents on December 31, 2011 were $768,069, an increase of $713,601 from the $54,468 reported at December 31, 2010. Cash balances increased in 2011 compared to 2010 primarily from our 2011 equity issuances, as described below.

Operating activities used cash of $1,731,447 in 2011. Cash used by operating activities in 2011 resulted primarily from the increasing cost of operations of our binary options business.

During 2011 we had $669,027 used in investing activities, compared to $542,015 provided by investing activities in 2010. Cash used in investing activities in the year ended December 31, 2011 resulted from the acquisition of  Venice’s customer database (including liability to customers) and certain software in respect of online trading in binary options, including the domain name www.eztrader.com, for $625,000 in cash. Cash provided by investing activities in the year ended December 31, 2010 resulted from selling our remaining Netplay shares for an aggregate amount of $582,517.

Financing activities provided cash of $3,114,075 in 2011. Cash provided by financing activities in 2011 resulted primarily from the third and fourth quarter 2011 issuances of an aggregate of 26,162,500 shares, and warrants to purchase an additional 12,300,000 shares, of our common stock for total consideration of $2,093,011, and $995,000 as a prepayment on account of shares and warrants issued in 2012. Financing activities provided cash of $297,790 in 2010.  Cash provided by financing activities in 2010 resulted primarily from the fourth quarter 2010 sale of 3,750,000 shares, and warrants to purchase an additional 1,875,000 shares, of our common stock for total consideration of $300,000.

On October 19 and 20, 2010, the Company entered into securities purchase agreements with five investors, pursuant to which the Company sold to such investors 3,750,000 shares of its common stock (the “Common Stock”) at a price of $0.08 per share and warrants to purchase 1,875,000 shares of its common stock (the “Warrants”), at exercise prices per share of $0.08. No separate consideration was paid for the Warrants. The Warrants are exercisable for a period of five years from the date of issuance thereof. The aggregate gross proceeds from the sale of the Common Stock and the Warrants were $300,000.

On May 4, 2011, WGM and Venice entered into a Purchase Agreement (the “Venice Agreement”), pursuant to which WGM agreed to purchase Venice’s customer database (including liability to customers) and online trading of binary options software, including the domain name www.eztrader.com, for $625,000 in cash.  On May 5, 2011, WGM and Venice amended the Venice Agreement such that of the aggregate consideration of $625,000 contemplated to be paid to Venice under the Venice Agreement, $500,000 was paid in cash at closing on June 5, 2011. On September 1, 2011, we paid the remaining $125,000 and issued 1,562,500 shares to one of our shareholders in respect thereof. We financed the Venice acquisition with the net proceeds of our June 2011 equity issuance, as more fully described below.

On June 5, 2011, the Company entered into securities purchase agreements with five investors (together, the “Investors”), for aggregate consideration of $500,000, pursuant to which the Company issued to the Investors 6,250,000 shares of its common stock at a price of $0.08 per share and issued warrants to purchase 3,125,000 shares of its common stock (the “June 5 Warrants”), at exercise prices per share of $0.08.  No separate consideration was paid for the June 5 Warrants. The June 5 Warrants are exercisable on or after December 5, 2011, until five years from the date of issuance. In addition, the Company undertook that if it would not reach either one of the following goals during the second half of 2011: gross deposits (i.e., funds transferred to the customers’ account for trading) of $2,500,000, trading P&L (i.e., the difference between losses and wins by customers) of $1,250,000, or net profit, as reflected in the Company’s financial statements, of at least $400,000, then the Company shall issue to each Investor an additional warrant to purchase the same number of shares underlying the June 5 Warrant issued to such Investor and under substantially the same terms as the June 5 Warrants. However, the Company met the required goals and thus these contingent warrants will not be issued. The total consideration of $500,000 was recorded to equity. The purpose of this equity issuance was to finance the purchase of the assets acquired from Venice.

On July 31, 2011, as discussed above, B Option and Manex signed a marketing partnership agreement by which B Option transferred to Manex its entire customer database in exchange for revenue share distributions of 58% to B Option and 42% to Manex.  The agreement also provides that Manex is entitled to use B Option’s domain name www.options.co.il for marketing purposes and to attract and retain B Option’s customers.

On August 10, 2011, as discussed above, WGM and B Option entered into the Termination Agreement with ParagonEX to terminate the License Agreements.  According to the Termination Agreement, the License Agreements terminated on July 31, 2011 for total consideration to ParagonEX of $135,000, to be paid in nine equal monthly installments of $15,000. Payments began in November 2011.

On August 15, 2011, the Company sold to seven investors an aggregate of 5,850,000 shares of its common stock at a price of $0.08 per share and issued warrants to purchase an aggregate of 2,925,000 shares of its common stock at exercise prices per share of $0.08 (the “August 15 Warrants”), for aggregate consideration of $468,000. No separate consideration was paid for the August 15 Warrants. The August 15 Warrants are exercisable six months after the date of issuance, until five years from the date of issuance.

On August 22, 2011, the Company entered into a securities purchase agreement (the “Original Agreement”) with Wigam LLC, a Delaware limited liability company (“Wigam”), pursuant to which the Company sold to Wigam 12,500,000 shares of its common stock at a price of $0.08 per share (“Wigam’s Shares”) for total consideration of $1,000,000 and issued a warrant to purchase 6,250,000 shares of its common stock at an exercise price per share of $0.08 (the “August 22 Warrant”). No separate consideration was paid for the August 22 Warrant. The August 22 Warrant is exercisable on or after February 28, 2012, until five years from the date of issuance. On August 31, 2011, Wigam entered into a securities purchase agreement with Ricx Investments Ltd. (formerly known as RPG FS Acquisition Limited) (“Ricx”), pursuant to which Wigam sold and assigned to Ricx, all of Wigam’s rights under the Original Agreement to purchase Wigam’s Shares, and to be issued the August 22 Warrant. The Original Agreement provides Ricx with the right to designate a board member to the Company’s Board.  Ron Lubash was designated to be a member of the Company’s Board by Ricx and, on March 29, 2012, was elected to the Board by the current members of the Board.

On December 4, 2011, as amended on December 21, 2011, the Company entered into a securities purchase agreement (the “SPA”) with HV Markets Limited (the “HV”), a BVI company, effective December 1, 2011, for total consideration of $1,250,000, of which $995,000 had been received by the Company as of December 31, 2011, and the remainder to be received at closing. The closing occurred on February 6, 2012, by which date the entire consideration of $1,250,000 had been received by the Company.  Pursuant to the SPA, the Company agreed to sell to HV an aggregate of 12,500,000 shares of its common stock at a price of $0.10 per share and agreed to issue a warrant to purchase 6,250,000 shares of its common stock (the “December 4 Warrant”), at an exercise price per share of $0.10. No separate consideration was paid for the December 4 Warrant. The December 4 Warrant will be exercisable on or after August 6, 2012, until five years from the date of issuance thereof. The SPA provides HV with the right to designate a board member to the Company’s Board, which it has not yet done.

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

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2011, an evaluation was carried out under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure. Based upon that evaluation, the CEO and the CFO concluded that, at December 31, 2011, the design and operation of these disclosure controls and procedures were not sufficiently effective at ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms because of the certain material weakness identified by our management and discussed below.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our evaluation and the material weakness described below, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2011.

Management has identified certain control deficiencies regarding lack of segregation of duties.  Management believes that this material weakness is due to the small size of the Company’s staff.

The ineffectiveness of internal controls as of December 31, 2011 stemmed in large part from our limitations on personnel and financing.  Although we believe the time to adapt in the next year may help position us to provide improved internal control functions into the future, in the interim, these changes caused certain control deficiencies, which in the aggregate resulted in a material weakness.

Changes in Internal Control Over Financial Reporting

There was no change to our internal control over financial reporting that occurred during our fourth quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

On April 15, 2012, our Board approved a bonus of $231,000 for services performed by our CEO, Mr. Shimon Citron, in 2011, and in particular, for exceeding the Board’s goals and expectations with respect to the equity issuances in 2011 and the closing of the Venice acquisition, each as described above.   Such bonus was paid to Mr. Citron in 2011.

On April 15, 2012, our Board also approved an amendment to our Option Plan (as defined below), increasing the number of shares reserved for issuance by the Company thereunder from 8,000,000 to 16,000,000.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

As of April 13, 2012, our directors and executive officers, their ages, positions held, and duration of such, were as follows:

NAME	AGE	POSITION	POSITION SINCE
Shimon Citron	57	Director and CEO	2001
Shahar Ben Moshe	30	CFO	2011
Haim Tabak	65	COO	2010
Adiv Baruch	49	Director	2006
Ron Lubash	54	Director	2012

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

SHAHAR BEN MOSHE. Mr. Ben Moshe became our CFO on December 8, 2011.  Mr. Ben Moshe had been employed by PricewaterhouseCoopers LLP (“PWC”) as a supervisor since 2007 and until he assumed his position as CFO with the Company. Prior to his employment with PWC, Mr. Ben Moshe attended the Ruppin Academic Center where he graduated magna cum laude in Accounting and Economics.

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

ADIV BARUCH.  Mr. Baruch has been a director of the Company since 2006.  Mr. Baruch is currently the chairman and an audit committee member of The Israel Export and International Cooperation Institute, Hi-Tech and Telecom Division.  Mr. Baruch serves as a director of several public and private companies, including Tapuz, an Israeli online community and mobile portal, and as Chairman of Pilat Group Ltd, a leading HR software solutions company, each of which is a public traded company listed on the Tel Aviv Stock Exchange.  Further, since 2006, Mr. Baruch has been the President, CEO and a director of Pinpoint Advance Corp.  Mr. Baruch has a B.Sc. in Information Systems and Industrial Engineering from the Technion - Israel Institute.  We believe Mr. Baruch’s qualifications to sit on our Board include his years as a founder and an executive or director for several information technology companies and internet start-ups.

RON LUBASH. Mr. Lubash became one of our directors on March 29, 2012. Mr. Lubash holds an MBA from the Yale School of Management (1986) and B.Sc. in Civil Engineering from the University of Southern California (1984). Since 2003, Mr. Lubash has been Co-Founder and joint CEO of Markstone Capital Group. Mr.Lubash serves on the board of directors of  Elran Real Estate Ltd. (TASE). We believe Mr. Lubash’s qualifications to sit on our Board include his years of experience in the financial markets, including senior positions in various firms such as The First Boston Corporation, Credit Suisse First Boston (CSFB), Lehman Brothers and others, in Israel and abroad.

FAMILY RELATIONSHIPS

There are no family relationships among any of our directors and executive officers.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company’s directors, officers and stockholders who beneficially own more than 10% of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act, collectively referred to herein as the “Reporting Persons,” to file initial statements of beneficial ownership of securities and statements of changes in beneficial ownership of securities with respect to the Company’s equity securities with the SEC. All Reporting Persons are required by SEC regulation to furnish us with copies of all reports that such Reporting Persons file with the SEC pursuant to Section 16(a).  Based solely on our review of the copies of such reports and upon written representations of the Reporting Persons received by us, we believe that all Section 16(a) filing requirements applicable to such Reporting Persons have been met, except as follows:

Mr. Pini Gershon failed to timely file a Form 4 reporting purchases aggregating 100,000 shares of our common stock on January 5, 2011.  Mr. Gershon filed a Form 4 reporting these purchases on January 12, 2011.

AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT

During fiscal 2011, our Audit Committee was comprised of Mr. Baruch. Using the NASDAQ stock market listing rules definition of an independent director, our Board determined that Mr. Baruch qualifies as an independent director. Our Board has determined, based on his qualifications and background described above,  that Mr. Baruch satisfies the definition of an “audit committee financial expert” as set forth in Item 407(d)(5) of Regulation S-K. Our Audit Committee held one meeting during 2011.

CODE OF ETHICS

Our Board has adopted a Code of Business Ethics and Conduct, or Code of Ethics, applicable to our employees, officers and directors. Our Code of Ethics can be viewed on our corporate website, www.winglobalmarkets.com. Our Code of Ethics contains written standards designed to deter wrongdoing and to promote:

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

Each of our officers and directors completed a signed certification to document his or her understanding of and compliance with our Code of Ethics. We intend to disclose any amendment to, or waiver from, a provision of our Code of Ethics applicable to our CEO, CFO or principal accounting officer or controller by posting such information on our website, www.winglobalmarkets.com.

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE FOR FISCAL 2010 THROUGH 2011

The following Summary Compensation Table sets forth information concerning compensation during 2011 and 2010 for services in all capacities awarded to, earned by or paid to Mr. Citron. No other executive officers who were serving as our executive officers at the end of 2011 received more than $100,000 in total compensation in 2011, and there were no individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer at the end of 2011.

NAME AND PRINCIPAL POSITION	YEAR	SALARY($)	BONUS($)	NONEQUITY INCENTIVE PLAN COMPENSATION($)	OTHER($)	TOTAL($)
Shimon Citron, Chief Executive Officer	2011	200,000	231,000	50,000	0	481,000
	2010	120,000	84,000	0	12,000(1)	216,000

(1)	Includes $12,000 reimbursed to Mr. Citron in connection with an automobile.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2011

The following table presents the outstanding equity awards held as of December 31, 2011 by our CEO. All such awards were stock options.

	Number of Securities Underlying Unexercised Options
NAME	EXERCISABLE	UNEXERCISABLE	EXERCISE PRICE	EXPIRATION DATE
Shimon Citron	1,000,000(1)	0	$0.06	September 15, 2018
Shimon Citron	1,863,000(2)	0	$1.15	April 3, 2016

(1)	Granted September 15, 2008 and fully vested September 15, 2011.
(2)	Granted April 3, 2006 to Citron Investments Ltd., for which Mr. Citron is the sole stockholder, and fully vested April 1, 2007.

COMPENSATION OF DIRECTORS

We have agreements with each of our directors, pursuant to which we have agreed to reimburse them for reasonable and necessary expenses incurred in connection with attendance at meetings of the Board and other Company business.  None of our directors are being compensated in cash for their services.

The following table provides information regarding compensation earned by, awarded or paid to each person for serving as a non-employee director during the year ended December 31, 2011.

DIRECTOR COMPENSATION

NAME	PAID IN CASH	AWARDS	TOTAL
Adiv Baruch (1)	$18,000	$0	$18,000
Steve Baker (2)	$0	$0	$0
Niv Zilberstein(3)	$0	$0	$0

(1) Mr. Baruch had 1,992,261 options outstanding as of December 31, 2011. The $18,000 paid in cash was for covering Mr. Baruch’s expenses while assisting the Company during 2011.

(2) Mr. Baker had 400,000 options outstanding as of December 31, 2011.  Mr. Baker resigned from our Board, effective December 31, 2011 and his aforementioned options expire September 15, 2018.

(3) Mr. Zilberstein had 400,000 options outstanding as of December 31, 2011.  Mr. Zilberstein resigned from our Board, effective December 31, 2011 and his aforementioned options expire September 15, 2018.

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

The goals for Mr. Citron’s 2011 performance bonus were as follows:

1. Raising capital of at least $3,000,000 to finance our activities.  By completing our 2011 equity issuances as described above, Mr. Citron was deemed by our Board to have met this goal.

2. Acquiring unique unlicensed software and increasing our brand, activity, volume trading and customer database.  By completing the acquisition from Venice as described above, Mr. Citron was deemed by our Board to have met this goal.

On April 15, 2012, our Board approved an additional bonus of $231,000 for services performed by Mr. Citron in 2011, and in particular, for exceeding the Board’s goals and expectations with respect to the equity issuances in 2011 and the closing of the Venice acquisition, each as described above.    Such bonus was paid to Mr. Citron in 2011.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information, to the best of our knowledge, as of April 13, 2012 (unless provided herein otherwise), with respect to holdings of our common stock by (1) each person known by us to be the beneficial owner of more than 5% of the total number of shares of our common stock outstanding as of such date; (2) each of our directors; (3) each of our named executive officers; and (4) all of our directors and our current executive officers as a group. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

NAME AND ADDRESS OF BENEFICIAL OWNER (1) AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP (2) PERCENT OF CLASS (3)

5% BENEFICIAL OWNERS

HV Markets Limited (4)	12,500,000	16.7%
P.O. Box 3175
Road Town, Tortola
British Virgin Islands

Ricx Investments Ltd. (5)	18,750,000	23.2%
Anemomylos Office Building
8 Michael Karaolis Street
1095 Nicosia
Cyprus

Shimon Citron (6)	9,672,806	11.9%

Pini Gershon (7)	5,226,950	6.9%
8 Shfeya Street
Tel Aviv, L3
Israel

OTHER DIRECTORS:

Adiv Baruch (8)	1,658,927	2.2%

Ron Lubash (9)	75,000	*

All directors and current executive officers as a
group (5 persons)(6)(8)(9)(10)	12,923,517	15.3%

* = Less than 1%

(1) Unless otherwise provided, all addresses are c/o Win Global Markets, Inc. at the address set forth on the cover page of this Annual Report on Form 10-K.
(2) Except as otherwise indicated, all shares are beneficially owned and sole investment and voting power is held by the persons named.
(3) Applicable percentages of ownership are based on 74,741,531 shares of our common stock outstanding on April 13, 2012, plus any common stock equivalents and options or warrants held by such holder which are currently or will become exercisable within 60 days after each such date.
(4) This information is as of February 16, 2012 and is based solely on a Schedule 13D filed by HV with the SEC on February 16, 2012. In accordance with the disclosures set forth in such Schedule 13D, HV reports sole voting and dispositive power over all such shares of common stock.
(5) Includes warrants to acquire 6,250,000 shares of common stock at an exercise price of $0.08 per share. This information is as of September 12, 2011 and is based solely on a Schedule 13D filed by Ricx with the SEC on September 12, 2011. In accordance with the disclosures set forth in such Schedule 13D, Ricx reports sole voting and dispositive power over all such shares of common stock.
(6) Includes options to acquire 1,000,000 shares of common stock at an exercise price of $0.06 per share and warrants to acquire 3,781,512 shares of common stock at an exercise price of $0.0595 per share. Also includes options to acquire, as the sole stockholder of Citron Investments Ltd., 1,863,000 shares of common stock at an exercise price of $1.15 per share.
(7) Includes warrants to acquire 625,000 shares of common stock at an exercise price of $0.08 per share. This information is as of May 23, 2011 and is based solely on a Schedule 13G/A and Form 4 filed by Pini Gershon with the SEC on November 29, 2010 and May 23, 2011, respectively. In accordance with the disclosures set forth in such Schedule 13G/A, Pini Gershon reports sole voting and dispositive power over all 5,101,950 shares held as of November 29, 2010, including the warrants to acquire 625,000 shares of common stock.
(8) Includes options to acquire 200,000, 192,261, 600,000 and 666,666 shares of common stock at exercise prices of $0.725, $1.00, $0.06 and $0.11 per share, respectively.
(9) Includes options to acquire 75,000 shares of common stock at an exercise price of $0.10 per share.
(10) Includes options or warrants to acquire an aggregate of  9,811,771 shares of common stock.

The following table summarizes certain information regarding our equity compensation plans as of December 31, 2011:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders—2004 Global Share Option Plan	6,905,261	$0.44	1,094,739
Equity compensation plans not approved by security holders	0	0	0
Total	6,905,261	$0.44	1,094,739

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

On December 9, 2010, we appointed Mr. Tabak as our COO. In connection therewith, we entered into a consulting agreement (the “Tabak Consulting Agreement”) with WINNER.COM (UK) Ltd. (“Winner”), a U.K. corporation, wholly owned by Mr. Tabak. Pursuant to the Tabak Consulting Agreement, we will retain the services of Winner to provide the services of Mr. Tabak as our COO. The Tabak Consulting Agreement provides that we will pay Winner a monthly amount in U.S. Dollars that equals 20,000 New Israeli Shekels, and shall issue to Mr. Tabak options to purchase 500,000 of our shares (the “Options”), at an exercise price of $0.11 per share. One third of the Options vested upon issuance, and the balance shall vest quarterly, in eight equal installments, starting on March 31, 2011. The Options are issued under our 2004 Global Share Option Plan (the “Option Plan”).  The Tabak Consulting Agreement can be terminated by either party at will upon providing a 90-day advance written notice or for a material breach with a 14-days advance written notice if such a breach was not cured during the aforesaid 14-day period.

Effective on April 1, 2011, we appointed Mr. Shlomi Zedkia as our CFO. This appointment was made pursuant to an agreement signed between us and Shvarts-Zedkia & Co., an Israeli financial management consulting firm in which Mr. Zedkia is a partner, whereby Mr. Zedkia was compensated approximately $33,600 in 2011 for his services as our CFO. Therefore, we did not have separate compensation arrangements with Mr. Zedkia.  Mr. Zedkia ceased to be our CFO on December 8, 2011.

On December 6, 2011, we appointed Mr. Shahar Ben Moshe as our CFO, effective December 8, 2011 and until Mr. Ben Moshe or WGM provide written notice of termination of employment. Mr. Ben Moshe replaced Mr. Zedkia as our CFO.  Mr. Ben Moshe is employed pursuant to an employment agreement (the “Employment Agreement”) with WGM. Pursuant to the Employment Agreement, Mr. Ben Moshe’s monthly salary shall equal a gross amount of (a) NIS 15,000 during the first 90 days of employment, (b) NIS 16,500 beginning on the 91st day of employment through the end of the 6th month of employment and (c) NIS 18,000 after 6 months of employment.  WGM further agreed to grant Mr. Ben Moshe, following three months of employment (the “Effective Date”), an option to purchase 400,000 shares of the registrant’s common stock at exercise prices of $0.10 per share (the “Options”), vesting over a period of 36 months as of the Effective Date (the "Vesting Period") in accordance with the following vesting schedule, provided that Mr. Ben Moshe remains an employee of WGM at the end of each relevant vesting period.  The Options shall vest on a three-month basis, as of the lapse of three months following the Effective Date and until the lapse of the Vesting Period, in 12 installments, each of which shall be equal to 1/12 of the total number of Options.  The Options are to be granted pursuant to our Option Plan and will expire five years from the date of grant.  The issuance of the Options was delayed due to our focus on finalizing our year end financials, including the preparation and filing of this Annual Report on Form 10-K.  We expect to finalize the issuance of the Options by June 2012.

DIRECTOR INDEPENDENCE

Using the NASDAQ stock market listing rules definition of an independent director, our Board determined that Mr. Baruch and Mr. Lubash qualify as independent directors.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Our Audit Committee retained Ziv Haft, a member of the BDO Network (“BDO”), as our independent registered public accounting firm for the fiscal year ended December 31, 2011.

The following table summarizes the fees BDO billed for the last two fiscal years for audit services and other services:

FEE CATEGORY	2011	2010

Audit Fees (1)	$35,000	$35,000
Audit Related Fees	-	-
Tax Fees (2)	$10,000	$10,000
All Other Fees	-	-

Total Fees	$45,000	$45,000

(1)
Consists of fees for professional services rendered in connection with the audit of our financial statements for the years ended on December 31, 2011 and December 31, 2010, the reviews of the financial statements included in each of our Quarterly Reports on Form 10-Q during 2011 and 2010, and fees for professional services rendered in connection with documents filed, including the registration statement on Form 20-F for Gaming, with the SEC during those quarters.

(2)	Consists of fees relating to our tax compliance and tax planning.

PRE-APPROVAL POLICIES AND PROCEDURES

None of the audit-related fees billed in fiscal 2011 and 2010 related to services provided under the de minimis exception to the SEC’s audit committee pre-approval requirements.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) Financial Statements and Financial Statement Schedules filed as part of this Annual Report on Form 10-K:

Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets, as of December 31, 2011 and 2010	F-3 – F-4
Consolidated Statements of Operations, For the Years Ended December 31, 2011 and 2010	F-5
Statements of Changes in Equity, For the Years Ended December 31, 2011 and 2010	F-6
Consolidated Statements of Cash Flows, For the Years Ended December 31, 2011 and 2010	F-7
Notes to Consolidated Financial Statements	F-8 – F-25

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions, or are inapplicable, and therefore have been omitted.

(b) Exhibits

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

3.1*	Composite copy of the Company’s Articles of Incorporation as amended on January 27, 2012.

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to our Form SB-2 (File No. 333-91356) filed with the Securities and Exchange Commission on June 27, 2002).

4.1
Form of Common Stock Purchase Warrant dated October 20, 2010 issued by the Company (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 20, 2010).

4.2	Form of Common Stock Purchase Warrant dated June 5, 2011 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 9, 2011).

4.3
Form of Common Stock Purchase Warrant dated August 15, 2011 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 5, 2011).

4.4	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 24, 2011).

4.5	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 8, 2011).

10.1
2004 Global Share Option Plan of Zone 4 Play, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 30, 2004).+

10.2
Amendment to 2004 Global Share Option Plan of Zone 4 Play, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 10, 2006).+

10.3
Sample Agreement under the Company’s 2004 Global Share Option Plan (incorporated by reference to Exhibit 10.25 to our Annual Report on Form 10K-SB filed with the Securities and Exchange Commission on April 11, 2006).+

10.4
Consulting Agreement, dated September 23, 2008, between the Company and Citron  Investments Ltd. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 25, 2008).+

10.5
Addendum dated December 9, 2010, to Consulting Agreement, dated September 23, 2008, between the Company and Citron Investments Ltd. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 13, 2010).+

10.6	Consulting Agreement dated December 9, 2010, between the Company and WINNER.COM (UK) Ltd. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 13, 2010).+

10.7
Form of Regulation S Securities Purchase Agreement for Common Stock and Warrants of the Company dated October 19, 2010 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 20, 2010).

10.8
Common Stock Purchase Warrant dated March 6, 2008 issued by Zone 4 Play, Inc. to Shimon Citron (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 14, 2008).+

10.9
Purchase Agreement by and between WGM Services Ltd. and Venice Technologies Ltd., entered into on May 4, 2011 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2011).

10.10
Addendum by and between WGM Services Ltd and Venice Technologies Ltd., entered into on May 5, 2011 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 9, 2011).

10.11
Form of Regulation S Securities Purchase Agreement for Common Stock and Warrants of the Company dated June 5, 2011 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 9, 2011).

10.12
Regulation S Securities Purchase Agreement dated June 5, 2011 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 9, 2011).

10.13
Form of Regulation S Securities Purchase Agreement for Common Stock and Warrants of the Company dated August 4, 2011 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 5, 2011).

10.14
Form of Securities Purchase Agreement dated August 22, 2011 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 24, 2011).

10.15
Regulation S Securities Purchase Agreement for Common Stock and Warrants (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 8, 2011).

10.16
First Amendment to Securities Purchase Agreement, dated  December 21, 2011, between the registrant and HV Markets Limited (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 22, 2011).

10.17
Employment Agreement, dated December 8, 2011, between Win Gaming Media (Israel) Ltd. and Shahar Ben Moshe (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 8, 2011).+

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

101.1**
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Statements of Changes in Equity, (iv) the Consolidated Statements of Cash Flows, and (v) related notes to these financial statements, tagged as blocks of text.

* Filed herewith.

** Furnished herewith.

+ Management contract or compensation plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WIN GLOBAL MARKETS, INC.

By:	/s/ Shimon Citron
Shimon Citron
Chief Executive Officer
Date: April 16, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Shimon Citron	Director and Chief Executive Officer	April 16, 2012
Shimon Citron	(principal executive officer)

/s/ Shahar Ben Moshe	Chief Financial Officer	April 16, 2012
Shahar Ben Moshe	(principal financial and accounting officer)

/s/ Adiv Baruch	Director	April 16, 2012
Adiv Baruch

WIN GLOBAL MARKETS, INC.
AND ITS SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2011

IN U.S. DOLLARS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of
WIN GLOBAL MARKETS, INC.

We have audited the accompanying consolidated balance sheets of Win Global Markets, Inc. (formerly known as: Win Gaming Media, Inc.) (the “Company”) and its subsidiaries as of December 31, 2011 and 2010 and the related consolidated statements of operations, changes in equity and cash flows for the  two years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 2011 and 2010 and the related consolidated results of their operations and cash flows for the two years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

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

Tel Aviv, Israel
April 16, 2012

/s/ Ziv Haft Certified Public Accountants (Isr.) BDO Member Firm

WIN GLOBAL MARKETS, INC. AND ITS SUBSIDIARIES
(FORMERLY KNOWN AS WIN GAMING MEDIA, INC.)
CONSOLIDATED BALANCE SHEETS

U.S. dollars

	December 31,
	2011	2010

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$768,069	$54,468
Credit card companies	263,695	69,690
Other accounts receivable and prepaid expenses (Note 5)	22,854	20,774

Total current assets	1,054,618	144,932

LONG TERM DEPOSIT	36,672	8,453

PROPERTY AND EQUIPMENT, NET (Note 6)	58,505	62,887

INTANGIBLE ASSETS (Note 3)	587,194	-

Total assets	$1,736,989	$216,272

The accompanying Notes are an integral part of the consolidated financial statements.

WIN GLOBAL MARKETS, INC. AND ITS SUBSIDIARIES
(FORMERLY KNOWN AS WIN GAMING MEDIA, INC.)
CONSOLIDATED BALANCE SHEETS

U.S. dollars

	December 31,
	2011	2010

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Short-term bank credit	$26,064	$-
Deposit from customers	364,465	69,690
Accounts payables	93,274	93,331
Accrued expenses and other account payables (Note 7)	415,791	135,794

Total current liabilities	899,594	298,814

LONG TERM LIABILITIES:
Prepayment on account of shares	995,000	-

Total liabilities	1,894,594	298,814

COMMITMENTS AND CONTINGENT LIABILITIES (Note 9)

EQUITY (DEFICIENCY) (Note 10):
Common stock of $ 0.001 par value:
Authorized: 75,000,000 shares at December 31, 2011 and 2010; Issued and outstanding: 62,241,531 shares at December 31, 2011 and 36,069,031 shares at December 31, 2010.	62,242	36,069
Additional paid-in capital	19,902,820	17,767,983
Accumulated deficit	(20,122,667)	(17,886,594)

Equity (deficiency)	(157,605)	(82,542)

Total liabilities and equity	$1,736,989	$216,272

The accompanying Notes are an integral part of the consolidated financial statements.

WIN GLOBAL MARKETS, INC. AND ITS SUBSIDIARIES
(FORMERLY KNOWN AS WIN GAMING MEDIA, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS

U.S. dollars

	Year ended December 31,
	2011	2010

Revenues:
Revenues from binary options business	$1,287,038	$101,190
Revenues from royalties	20,886	90,088

Total revenues	1,307,924	191,278

Cost of revenues	1,129,450	422,643

Gross profit (loss)	178,474	(231,365)

Operating expenses:

Selling and marketing	748,949	255,325
General and administrative (Note 8)	1,721,400	848,248
Total operating expenses	2,470,349	1,103,573

Operating loss	(2,291,875)	(1,334,938)

Financial expenses (income), net (Note 12)	(55,802)	600,786

Net loss before taxes on income	(2,236,073)	(1,935,724)
Taxes on income (Note 11)	-	-
	(2,236,073)	(1,935,724)

Share in profits of an affiliated company	-	45,789

Net loss	(2,236,073)	(1,889,935)

Net loss attributable to the Company	$(2,236,073)	$(1,889,935)

Total basic and diluted net loss per share	$(0.05)	$(0.06)

Weighted average number of common stock used in computing basic and diluted net loss per share	46,841,907	33,047,156

The accompanying Notes are an integral part of the consolidated financial statements.

WIN GLOBAL MARKETS, INC. AND ITS SUBSIDIARIES
(FORMERLY KNOWN AS WIN GAMING MEDIA, INC.)
STATEMENTS OF CHANGES IN EQUITY

U.S. dollars

	Common stock	Share capital	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total comprehensive Income (loss)	Total shareholders’ equity (deficiency)
	Number	Amount

Balance as of December 31, 2009	32,319,031	$32,319	$17,377,428	$28,313	$(15,996,659)	$-	$1,441,401

Issuance of shares, net	3,750,000	3,750	296,250	-	-	-	300,000
Stock – based compensation	-	-	94,305	-	-	-	94,305
Reclassification adjustment to income on marketable securities	-	-	-	(28,313)	-	-	(28,313)
Net loss	-	-	-	-	(1,889,935)	(1,918,248)	(1,889,935)

Balance as of December 31, 2010	36,069,031	$36,069	$17,767,983	$-	$(17,886,594)	(1,918,248)	$(82,542)

Issuance of shares and warrants	26,172,500	26,173	2,066,838	-	-	-	2,093,011
Stock – based compensation	-	-	67,999	-	-	-	67,999
Net loss	-	-	-	-	(2,236,073)	(2,236,073)	(2,236,073)

Balance as of December 31, 2011	62,241,531	$62,242	$19,902,820	$-	$(20,122,667)	$(2,236,073)	$(157,605)

The accompanying Notes are an integral part of the consolidated financial statements.

WIN GLOBAL MARKETS, INC. AND ITS SUBSIDIARIES
(FORMERLY KNOWN AS WIN GAMING MEDIA, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars

	Year ended December 31,
	2011	2010
Cash flows from operating activities:

Net loss	$(2,236,073)	$(1,889,935)
Adjustments required to reconcile net loss to net cash used in operating activities:
Gain on marketable securities	-	528,469
Change in value of derivative	(64,000)	-
Depreciation and amortization	579,996	15,234
Stock-based compensation	67,999	94,305
Increase in credit cards companies	(194,005)	(69,690)
Decrease other account receivables	(2,080)	51,127
Increase (decrease) in trade payables	(57)	89,194
Increase in accrued expenses and other liabilities	116,773	88,948
Share in profits of an affiliated company	-	(45,789)

Net cash used in operating activities	(1,731,447)	(1,138,137)

Cash flows from investing activities:

Proceeds from selling marketable securities	-	582,517
Purchase of property and equipment	(15,808)	(8,453)
Purchase of intangible asset	(625,000)	-
Long term bank deposit	(28,219)	(77,838)
Proceeds from liquidation of affiliated company	-	45,789

Net cash provided (used in) investing activities	(669,027)	542,015

Cash flows from financing activities:

Short-term bank credit, net	26,064	-
Issuance of shares, and warrants	2,093,011	300,000
Prepayment on account of shares	995,000	(2,210)

Net cash provided by financing activities	3,114,075	297,790

Increase (Decrease) in cash	713,601	(298,332)
Cash and cash equivalents at the beginning of the year	54,468	352,800

Cash and cash equivalents at the end of the year	768,069	54,468

Supplemental disclosure of cash flows information:
Cash paid during the period for:
Interest	$55	$72

The accompanying Notes are an integral part of the consolidated financial statements.

WIN GLOBAL MARKETS, INC. AND ITS SUBSIDIARIES
(FORMERLY KNOWN AS WIN GAMING MEDIA, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars

NOTE 1:-           GENERAL:

A.
Win Global Markets, Inc. (formerly known as Win Gaming Media, Inc.) (the “Company”) was incorporated under the laws of the State of Nevada on April 23, 2002. Effective as of October 24, 2011, the Company changed its name to Win Global Markets, Inc.  The Company’s shares are currently traded on the OTC Bulletin Board under the trading symbol WGMI.OB. The Company is engaged in offering online trading of binary options (see B. below).

The Company conducts its operations and business with and through its subsidiaries, (a) Win Global Markets Inc (Israel) Ltd., an Israeli company (formerly: Win Gaming Media (Israel) Ltd.); (b) WGM Services Ltd., a company registered in Cyprus (“WGM”); (c) B Option Ltd., an Israeli company (“B Option”) (currently not active); and (d) Gaming Ventures PLC, an Isle of Man company (currently not active).

B.
Since March 28, 2010, the Company has been offering online trading of binary options. Specifically, the Company markets its online binary options business towards customers who are seeking to realize profits from their trades within a short period of time.

Between March 28, 2010 and July 31, 2011, the Company offered online trading of binary options through two of its wholly-owned subsidiaries in Cyprus and Israel. Worldwide trading continues to be offered by WGM on www.globaloption.com. The same services were featured through B Option, on www.options.co.il, until July 31, 2011.

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

In addition, since June 5, 2011, the Company has been offering online trading of binary options through the website www.eztrader.com which was part of the assets acquired from Venice (as defined below) (see Note 3). The majority of the Company’s revenues in the second half of 2011 were generated from the www.eztrader.com website.  The Company will continue to leverage the domain name www.eztrader.com through WGM as its primary operation.

WIN GLOBAL MARKETS, INC. AND ITS SUBSIDIARIES
(FORMERLY KNOWN AS WIN GAMING MEDIA, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars

NOTE 1:-	GENERAL (Cont.):

C.
On November 18, 2009 and February 24, 2010, WGM and B Option, respectively, signed Services and License Agreements with ParagonEX Limited, a British Virgin Islands corporation (“ParagonEX”), under which ParagonEX provided to WGM and B Option the right to use its web-based platform (the “Software”) which provided online trading of binary options.  According to the Services and License Agreements, the consideration for using the Software would be up to 12% of the net proceeds the Company received from end users.

On August 10, 2011, WGM and B Option entered into a Termination Agreement with ParagonEX to terminate the Services and License Agreements between the respective parties.  According to the Termination Agreement, the Services and License Agreements terminated on July 31, 2011 for total consideration to ParagonEX of $135,000, to be paid in nine equal monthly installments of $15,000 each. The remaining balance as of December 31, 2011 was $105,000, with the payments commencing in November 2011.

D.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered losses from operations and negative cash flows from operations since inception. For the year ended December 31, 2011, the net loss attributable to the Company was $2,236,073 and the negative cash flows from operations were $1,731,447.

The Company’s gross profit in 2011 amounted to $178,474, as compared to gross loss in 2010 of $231,365, due to the launch and expansion of the Company’s binary options business in those years.

Despite its negative cash flows, the Company has been able to secure financing to support its operations to date, based on share issuances.  The Company plans to seek additional funds from equity issuances in order to continue its operations and to leverage its binary options business.  The consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

Most of the revenues of the Company are generated in U.S. dollars (“dollar”). The Company’s management believes that the dollar is the primary currency of the economic environment in which the Company operates. Thus, the functional and reporting currency of the Company and certain of its subsidiaries is the dollar.  Accordingly, monetary accounts maintained in currencies other than the dollar are converted into U.S. dollars according to Financial Accounting Standards Board (“FASB”) ASC Topic 830, “Foreign Currency Matters”. All transaction gains and losses of the conversion of monetary balance sheet items are reflected in the consolidated statements of operations as financial income or expenses as appropriate.

C.	Principles of consolidation:

The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany transactions and balances have been eliminated upon consolidation.

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

The Company accounts for stock based compensation to employees in accordance with FASB ASC Topic 718, “Stock Compensation”. The Company measures and recognizes compensation expense for share-based awards based on estimated fair values on the date of grant using the Black-Scholes option-pricing model. This option pricing model requires that the Company make several estimates, including the option’s expected life and the price volatility of the underlying stock. For the years ended December 31, 2011 and 2010, the Company recorded stock based compensation costs in the amount of $67,999 and $94,305, respectively. For the year ended December 31, 2011, the Company’s total unrecognized stock-based compensation costs amounted to $42,265.

G.	Revenue recognition:

The Company is entitled to marginal royalties from revenue sharing arrangements upon sublicensing of the Company’s products to end-users. The Company recognizes royalties from revenue sharing arrangements during the period based on reports obtained from its customers, through the relevant reporting period, on a monthly basis. In 2011, revenues from royalties amounted to $20,866 and were a marginal portion of total revenues. Since March 28, 2010, the Company began generating revenues from its binary options business. The online binary options trading business involves a customer trying to predict the occurrence of a future event that will be settled in a win or lose situation at expiration or the end of the day. There is only a win or lose situation (binary option) and the gain or loss is recognized once every hour, or at the end of each day, week or month depending on the specific chosen expiration period, upon the settlement of the events. Thus, each event commands an end on the same day. The Company recognizes revenues from the binary operation net of losses.

H.	Income taxes:

Deferred taxes are determined by utilizing the “asset and liability” method, whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and the tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, when it’s more likely than not that deferred tax assets will not be realized in the foreseeable future (see Note 11).

I.	Concentrations of credit risk:

Financial instruments that potentially subject the Company and its subsidiaries to concentrations of credit risk consist principally of cash. The majority of the Company’s cash is held in dollar accounts with major banks in Israel, the United States and in Europe.  The Company and its subsidiaries have no off-balance-sheet concentration of credit risk such as foreign exchange contracts, option contracts or other foreign currency arrangements.

WIN GLOBAL MARKETS, INC. AND ITS SUBSIDIARIES
(FORMERLY KNOWN AS WIN GAMING MEDIA, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.):

J.	Fair value measurement:

The Company measures fair value and discloses fair value measurements for financial and non-financial assets and liabilities. Fair value is based on the price that would be received for selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

K.	Basic and diluted net income (loss) per share - EPS:

Basic net (income) loss per share is computed based on the weighted average number of common shares outstanding during each year. Diluted loss per share is computed based on the weighted average number of common shares outstanding during each year, plus dilutive potential common shares considered outstanding during the year. For each of the years ended December 31, 2010 and 2011, the Company incurred a net loss and therefore no diluted EPS was presented.

L.	Impact of recently issued Accounting Standards:

In December 2011, the FASB issued an accounting standard update which requires additional disclosures about the nature of an entity’s rights of setoff and related arrangements associated with its financial instruments and derivative instruments. The disclosure requirements are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods therein, with retrospective application required. The Company believes that the adoption will not have a material impact on its consolidated financial statements.

WIN GLOBAL MARKETS, INC. AND ITS SUBSIDIARIES
(FORMERLY KNOWN AS WIN GAMING MEDIA, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.):

In June 2011, the FASB amended its comprehensive income presentation guidance. The amendment requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. The guidance is effective for interim and annual periods beginning after December 15, 2011. In December 2011, the FASB indefinitely deferred certain provisions of this guidance.

In May 2011, the FASB amended its fair value measurements and disclosures guidance. The amendment clarifies the existing guidance and adds new disclosure requirements. The guidance is effective for interim and annual periods beginning after December 15, 2011. The Company believes that the adoption will not have a material impact on its consolidated financial statements.

NOTE 3:-          ACQUISITION:

On May 4, 2011, WGM and Venice Technologies Ltd., an Israeli corporation (“Venice”), entered into a Purchase Agreement (the “Venice Agreement”), pursuant to which WGM agreed to purchase Venice’s customer database (including liability to customers) and online trading of binary options software, including the domain name www.eztrader.com, for $625,000 in cash.  On May 5, 2011, WGM and Venice amended the Venice Agreement such that of the aggregate consideration of $625,000 (excluding a derivative instrument of $64,000 as explained below) contemplated to be paid to Venice under the Venice Agreement; $500,000 was paid in cash at closing on June 5, 2011. With respect to the remainder of the payment in the amount of $125,000, Venice had the option to either (i) receive the consideration on September 1, 2011, or (ii) receive 1,562,500 shares of the Company's common stock by such date. This option was recorded as a derivative in the amount of $64,000. On September 1, 2011, the Company paid the remaining $125,000 and issued 1,562,500 shares to one of our shareholders in respect thereof. Upon payment of the $125,000, the derivative was charged to finance expenses.

The amount attributed to the customer database was $866,000 (including liability to customers amounting to $458,000) and to the software was $281,000.

The software platform is being amortized over a 3 year period and the customer database over 1 year, each of which represents their economic useful life.

The balance of intangible assets includes the unamortized amount of the software platform which amounted to $227,194, and the customer database which amounted to $360,000.

WIN GLOBAL MARKETS, INC. AND ITS SUBSIDIARIES
(FORMERLY KNOWN AS WIN GAMING MEDIA, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars

NOTE 4:-         FAIR VALUE MEASUREMENT:

Items carried at fair value as of December 31, 2011 and 2010 are classified in the table below in one of the three categories described in Note 2.J.

	Fair value measurements using input type
	December 31, 2011
	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$758,581	$-	$-	$758,581

	$758,581	$-	$-	$758,581

	Fair value measurements using input type
	December 31, 2010
	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$54,468	$-	$-	$54,468

	$54,468	$-	$-	$54,468

NOTE 5:-         OTHER ACCOUNTS RECEIVABLE, PREPAID EXPENSES AND RELATED PARTIES:

	December 31,
	2011	2010

Government authorities	8,106	12,083
Prepaid expenses and other	14,748	7,951

	$22,854	$20,774

NOTE 6:-         PROPERTY AND EQUIPMENT, NET:

	December 31,
	2011	2010
Cost:
Computers and peripheral equipment	$56,544	$52,714
Electronic devices	6,648	3,003
Leasehold improvements	15,704	13,126
Office furniture and equipment	12,956	9,278
	91,852	78,121
Accumulated depreciation:
Computers and peripheral equipment	28,601	13,332
Electronic devices	1,008	277
Leasehold improvements	2,605	1,193
Office furniture and equipment	1,133	432

	33,347	15,234
Depreciated cost	$58,505	$62,887

Depreciation expenses were $20,190 and $15,234 for the years ended December 31, 2011 and 2010, respectively.

WIN GLOBAL MARKETS, INC. AND ITS SUBSIDIARIES
(FORMERLY KNOWN AS WIN GAMING MEDIA, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars

NOTE 7:-          ACCRUED EXPENSES AND OTHER ACCOUNT PAYABLES:

	December 31,
	2011	2010

Accrued expenses to suppliers	$201,369	$62,300
Employees and wage-related liabilities	109,422	73,494
Liabilities to ParagonEX	105,000
	$415,791	$135,794

NOTE 8:-          GENERAL AND ADMINISTRATIVE EXPENSES:

	December 31,
	2011	2010

Depreciation and amortization	$579,996	$15,234
Management fees	481,000	227,000
Professional fees	148,555	132,235
Payroll and related	137,150	165,377
Legal fees	110,556	93,249
Maintenance	53,615	95,571
Rent	47,277	62,719
Other	163,251	56,863

	$1,721,400	$848,248

WIN GLOBAL MARKETS, INC. AND ITS SUBSIDIARIES
(FORMERLY KNOWN AS WIN GAMING MEDIA, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars

NOTE 9:-          COMMITMENTS AND CONTINGENT LIABILITIES:

Lease commitments:

The Company leases its facilities under a lease agreement in Israel. This location consists of approximately 250 square meters of office space and the rent is approximately $3,600 per month. The term of the Company’s current lease is for one year, beginning February 1, 2012 and ending January 31, 2013.  Future minimum commitments under non-cancelable operating leases as of December 31, 2011 are as follows:

Rental of
Year ending December 31,	premises

2012	$43,200
2013	$3,600
$46,800

Total rent and other attendant expenses for the years ended December 31, 2011 and 2010 were approximately $47,277 and $62,719, respectively.

NOTE 10:-        SHARE CAPITAL:

A.	Shareholders’ rights:

The shares of common stock confer upon the holders the right to elect the directors and to receive notice to participate and vote in the shareholders meetings of the Company, and the right to receive dividends, if and when declared.

B.	Dividends:

Historically, the Company has not declared or paid any cash dividends on its common stock.   However, on February 11, 2011, the Company’s Board of Directors (the “Board”) adopted a policy pursuant to which it may pay dividends to its shareholders at a rate of up to 50% of its audited net profits, if any, as such profits are reported in the Company’s Annual Report on Form 10-K. Dividends will be paid only if lawful under applicable laws and if not in violation of the Company’s financing agreements. Though the Company’s Board’s policy sets the maximum rate for such dividends, the amount and timing of any dividend declared and paid will remain in the discretion of the Board and will depend upon the

WIN GLOBAL MARKETS, INC. AND ITS SUBSIDIARIES
(FORMERLY KNOWN AS WIN GAMING MEDIA, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars

NOTE 10:-        SHARE CAPITAL (Cont.):

Company’s results of operations, financial condition and capital requirements, and such other factors deemed relevant by the Company’s Board. The first payment of said dividend, if any, would be made, if applicable and permissible, following the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  In the event that cash dividends are declared in the future, such dividends will be paid in U.S. dollars.

C.
On June 5, 2011, the Company entered into securities purchase agreements with five investors (together, the “Investors”), for total consideration of $500,000, pursuant to which the Company issued to the Investors an aggregate of 6,250,000 shares of its common stock  and issued warrants to purchase 3,125,000 shares of its common stock , at exercise prices per share of $0.08. No separate consideration was paid for the warrants. The warrants are exercisable six months after the date of issuance thereof, until five years from the date of issuance thereof. In addition, the Company undertook that if it does not reach either one of the following goals during the second half of 2011: gross deposits (i.e., funds transferred to the customers’ account for trading) of $2,500,000, trading P&L (i.e., the difference between losses and wins by customers) of $1,250,000, or net profit, as reflected in the Company’s financial statements, of at least $400,000, then the Company shall issue to each Investor an additional warrant to purchase the same number of shares underlying the warrants issued to such Investor and under substantially the same terms as such warrants. However, the Company met the required goals and thus these contingent warrants will not be issued.  The total consideration of $500,000 was recorded to equity. The purpose of this equity issuance was to finance the purchase of the assets acquired from Venice.

On August 15, 2011, the Company sold to seven investors an aggregate of 5,850,000 shares of its common stock for total consideration of $468,000, and issued warrants to purchase an aggregate of 2,925,000 shares of its common stock at exercise prices per share of $0.08.  No separate consideration was paid for the warrants. The warrants are exercisable six months after the date of issuance thereof, until five years from the date of issuance thereof.

On August 22, 2011, the Company entered into a securities purchase agreement with Wigam LLC, a Delaware limited liability company (“Wigam”), for total consideration of $1,000,000, pursuant to which the Company sold to Wigam 12,500,000 shares of its common stock and agreed to issue warrants to purchase 6,250,000 shares of its common stock at an exercise price per share of $0.08.  No separate consideration was paid for the warrants. The warrants are exercisable six months after the date of issuance thereof, until five years from the date of issuance thereof.

WIN GLOBAL MARKETS, INC. AND ITS SUBSIDIARIES
(FORMERLY KNOWN AS WIN GAMING MEDIA, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars

NOTE 10:-	SHARE CAPITAL (Cont.):

On December 4, 2011, the Company entered into a securities purchase agreement with HV Markets Limited (“HV”), a BVI company, pursuant to which the Company agreed to sell to HV an aggregate of 12,500,000 shares of its common stock for total consideration of $1,250,000, of which $995,000 was received by December 31, 2011, with the remainder to be received at closing. In addition, the Company agreed to issue warrants to purchase 6,250,000 shares of its common stock at an exercise price per share of $0.10.  No separate consideration was paid for the warrants. The warrants are exercisable six months after the date of issuance thereof, until five years from the date of issuance thereof.  The closing was on February 6, 2012, with the Company having received the remainder of the $1,250,000 proceeds as of such date. As a result, the amount of $995,000 received by December 31, 2011 was recorded as a liability under “prepayment on account of shares”.

D.	Stock option plans:

1.
On November 23, 2004, the Company adopted the 2004 Global Share Option Plan (the “2004 Global Share Option Plan”). The 2004 Global Share Option Plan is intended to provide incentives to employees, directors and consultants by providing them with opportunities to purchase shares of the Company’s common stock. Under the terms of the 2004 Global Share Option Plan, it is effective as of November 23, 2004 and terminates at the end of ten years from such date. The Company initially reserved 5,000,000 authorized but unissued shares of its common stock to be issued under the 2004 Global Share Option Plan.  On May 4, 2006 and April 15, 2012, the Company’s Board approved amendments to its 2004 Global Share Option Plan under which the number of shares reserved by the Company for the purpose of the 2004 Global Share Option Plan were increased from 5,000,000 to 8,000,000 and 16,000,000, respectively.  The exercise price of the options granted under the plans may not be less than the nominal value of the shares into which such options are exercised. The options vest primarily over three years. Any options that are forfeited or not exercised before expiration become available for future grants.

WIN GLOBAL MARKETS, INC. AND ITS SUBSIDIARIES
(FORMERLY KNOWN AS WIN GAMING MEDIA, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars

NOTE 10:-	SHARE CAPITAL (Cont.):

D.	Stock option plans (Cont.):

A special meeting of shareholders of the Company was held on January 25, 2012. The Company's shareholders approved an amendment to the amended Articles of Incorporation of the Company to increase the number of authorized shares of its common stock from 75,000,000 shares, par value $0.001 per share, to 150,000,000 shares, par value $0.001 per share.

On March 29, 2012, Ron Lubash was appointed a member of the Board of the Company by the current members of the Board. Upon his appointment, the Company’s Board granted Mr. Lubash 600,000 options pursuant to the Company's 2004 Global Share Option Plan. The options have an exercise price per share of $0.10, vest quarterly over a two year period beginning on the grant date and expire five years from the grant date.

2.	A summary of the Company’s share option activity to employees and directors and related information is as follows:

	Year ended December 31,
	2011		2010
		Weighted		Weighted
		average		average
	Number	exercise	Number	exercise
	of options	price	of options	price
		$		$
Outstanding at the beginning of the year	8,015,261	0.44	7,511,379	0.69
Granted	-	-	2,000,000	0.09
Forfeited	(1,110,000)	0.06	(1,496,118)	0.7

Outstanding at the end of the year	6,905,261	0.44	8,015,261	0.44

Options exercisable at the end of the year	6,405,261	0.47	6,428,179	0.46

Weighted-average fair value of options granted during the year	$-		$0.11

WIN GLOBAL MARKETS, INC. AND ITS SUBSIDIARIES
(FORMERLY KNOWN AS WIN GAMING MEDIA, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars

NOTE 10:-      SHARE CAPITAL (Cont.):

D.	Stock option plans (Cont.):

3.
No options were granted in 2011.  The fair value of each option granted is estimated on the date of grant, using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0% for 2010; expected volatility: 2010 – 417%; risk-free interest rate 2010 - 2.0%; expected life: 2010 - 4 years. There was no intrinsic value for options granted and outstanding during 2011 and 2010 as the market price of the share was lower than the exercise price.

4.
The Company is required to assume a dividend yield as an input in the Black-Scholes option-pricing model. The dividend yield assumption is based on the Company’s historical experience and expectation of future dividend payouts and may be subject to change in the future.

The Company uses historical volatility in accordance with FASB ASC Topic 718, “Stock Compensation”. The computation of volatility uses historical volatility derived from the Company’s traded shares.

The risk-free interest rate assumption is the implied yield currently available on U.S. Treasury zero coupon bonds, issued with a remaining term equal to the expected life term of the Company’s options.

Pre-vesting rates forfeitures were estimated based on pre-vesting for feature experience.

The Company uses the simplified method to compute the expected option term for options granted.

WIN GLOBAL MARKETS, INC. AND ITS SUBSIDIARIES
(FORMERLY KNOWN AS WIN GAMING MEDIA, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars

NOTE 10:-       SHARE CAPITAL (Cont.):

D.	Stock option plans (Cont.):

The options outstanding as of December 31, 2011, have been classified by ranges of exercise price, as follows:

Exercise price	Options outstanding as of December 31, 2011	Weighted average remaining contractual life (years)	Options exercisable as of December 31, 2011	Weighted average exercise price of options exercisable
$				$
0.06	2,900,000	5.86	2,900,000	0.06
0.11	1,500,000	4	1,000,000	0.11
0.725	200,000	4.25	200,000	0.725
1	192,261	4	192,261	1
1.15	2,113,000	7	2,113,000	1.15

	6,905,261		6,405,261

NOTE 11:-    INCOME TAXES:

A.	Loss (income) before taxes on income:

	Year ended December 31,
	2011	2010

Domestic	$1,596,628	$981,152
Foreign	639,445	954,572

	$2, 236,073	$1,935,724

B.	Deferred income taxes:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company and its subsidiaries’ deferred tax assets are as follows:

	Year ended December 31,
	2011	2010

Operating loss carry-forward	$4,403,221	$3,648,200

Deferred tax asset before valuation allowance	4,403,221	3,648,200
Valuation allowance	(4,403,221)	(3,648,200)

Net deferred tax asset	$-	$-

WIN GLOBAL MARKETS, INC. AND ITS SUBSIDIARIES
(FORMERLY KNOWN AS WIN GAMING MEDIA, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars

NOTE 11:-     INCOME TAXES (Cont.):

As of December 31, 2011, the Company and its subsidiaries have provided valuation allowances of $ 4,403,221 in respect of deferred tax assets resulting from tax loss carry-forwards and other temporary differences. Management currently believes that since the Company and its subsidiaries have a history of losses it is more likely than not that the deferred tax regarding the loss carry-forwards and other temporary differences will not be realized in the foreseeable future. The change in valuation allowance was $ 755,021 in 2011.

C.	Net operating losses carry-forwards:

The U.S. subsidiary had accumulated losses for tax purposes as of December 31, 2011, in the amount of $ 11,378,681 which may be carried forward and offset against taxable income, and which expires during the years 2022 through 2025.

The Israeli subsidiaries have accumulated losses for tax purposes as of December 31, 2011, in the amount of $1,682,730 which may be carried forward and offset against future taxable income.

D.	Theoretical tax:

The main reconciling items between the statutory tax rate of the Company and the effective tax rate are the non-recognition of the benefits from accumulated net operating losses carry-forward among the various subsidiaries worldwide due to the uncertainty of the realization of such tax benefits.

E.	Tax rates on Israeli subsidiaries:

On July 14, 2009, the Israeli parliament passed the Economic Efficiency Law (Legislation Amendments for Implementation of the 2009 and 2010 Economic Plan) - 2009, which provided, inter alia, an additional gradual reduction in the company tax rate to 18% from and after the 2016 tax year. In accordance with the aforementioned amendments, the company tax rates applicable as from the 2010 tax year are as follows: in the 2010 tax year - 25%, in the 2011 tax year - 24%, in the 2012 tax year - 23%, in the 2013 tax year - 22%, in the 2014 tax year - 21%, in the 2015 tax year - 20% and as from the 2016 tax year, the company tax rate will be 18%.  On December 5, 2011, the Israeli parliament approved the Law to Change the Tax Burden (Legislative Amendments) - 2011.  According to such law, the tax reduction that was provided in the Economic Efficiency Law, as aforementioned, will be cancelled and the company tax rate will be 25% from and after 2012.

WIN GLOBAL MARKETS, INC. AND ITS SUBSIDIARIES
(FORMERLY KNOWN AS WIN GAMING MEDIA, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars

NOTE 11:-     INCOME TAXES (Cont.):

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

G.	Uncertain tax position

The Company has recorded no liability for income taxes associated with unrecognized tax benefits at the date of adoption and has not recorded any liability associated with unrecognized tax benefits during 2010 and 2011. Accordingly, the Company has not recorded any interest or penalty in regard to any unrecognized benefit.

The Company's policy regarding interest and/or penalties related to income tax matters is to recognize such items as a component of income tax expense (benefit). The Company does not expect that the amount of unrecognized tax benefits will change significantly within the next 12 months.

NOTE 12:-     FINANCIAL EXPENSES:

	Year ended December 31,
	2011	2010

Financial (Income) expenses:
Interest, bank charges and fees, net	$44,677	$22,706
Derivative income	(64,000)	-
Foreign currency translation differences	(36,479)	49,611
Realized loss (gain) on marketable securities	-	528,469

	$(55,802)	$600,786

WIN GLOBAL MARKETS, INC. AND ITS SUBSIDIARIES
(FORMERLY KNOWN AS WIN GAMING MEDIA, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars

NOTE 13:-   RELATED PARTIES TRANSACTIONS:

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

WIN GLOBAL MARKETS, INC. AND ITS SUBSIDIARIES
(FORMERLY KNOWN AS WIN GAMING MEDIA, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars

NOTE 13:-   RELATED PARTIES TRANSACTIONS (Cont.):

The goals for Mr. Citron’s 2011 performance bonus were as follows:

1. Raising capital of at least $3,000,000 to finance the Company’s activities.  By completing the Company’s 2011 equity issuances as described in Note 10 above, Mr. Citron was deemed by the Board to have met this goal.
2. Acquiring unique unlicensed software and increasing the Company’s brand, activity, volume trading and customer database.  By completing the acquisition from Venice as described in Note 3 above, Mr. Citron was deemed by the Board to have met this goal.

On April 15, 2012, the Board also approved an additional bonus of $231,000 for services performed by Mr. Citron in 2011, and in particular, for exceeding the Board’s goals and expectations with respect to the equity issuances in 2011 and the closing of the Venice acquisition.  Such bonus was paid to Mr. Citron in 2011.