Form 10-Q
period 2012-03-31
Win Global Markets, Inc.
filed 2012-05-17
CIK 1175442

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012

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

Yes ☐    No ☒

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value, was 74,741,531 as of May 17, 2012.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

WIN GLOBAL MARKETS, INC.
AND ITS SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2012

IN U.S. DOLLARS

UNAUDITED

WIN GLOBAL MARKETS, INC. AND ITS SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars

	March 31, 2012	December 31, 2011
	Unaudited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$195,907	$768,069
Short term deposit	14,033	36,672
Credit card companies	412,613	263,695
Other accounts receivable and prepaid expenses	63,866	22,854

Total current assets	686,419	1,091,290

INTANGIBLE ASSETS (Note 4)	347,277	587,194

PROPERTY AND EQUIPMENT, NET	53,022	58,505

Total assets	$1,086,718	$1,736,989

The accompanying Notes are an integral part of the condensed consolidated financial statements.

WIN GLOBAL MARKETS, INC. AND ITS SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars

	March 31, 2012	December 31, 2011
	Unaudited

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Short-term bank credit	$370	$26,064
Deposit from customers	442,659	364,465
Accounts payables	83,062	93,274
Accrued expenses and other account payables	358,172	415,791

Total current liabilities	884,263	899,594

LONG TERM LIABILITIES:
Prepayment on account of shares	-	995,000

Total liabilities	884,263	1,894,594

COMMITMENTS AND CONTINGENT LIABILITIES

EQUITY (DEFICIENCY):
Common stock of $ 0.001 par value:
Authorized: 150,000,000 and 75,000,000 shares at March 31, 2012 and December 31, 2011, respectively; Issued and outstanding: 74,741,531 and 62,241,531 shares at March 31, 2012 and December 31, 2011, respectively	74,742	62,242
Additional paid-in capital	21,159,988	19,902,820
Accumulated deficit	(21,032,275)	(20,122,667)

Equity (deficiency)	202,455	(157,605)

Total liabilities and equity	$1,086,718	$1,736,989

The accompanying Notes are an integral part of the condensed consolidated financial statements.

WIN GLOBAL MARKETS, INC. AND ITS SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

U.S. dollars

	For the three months ended
	March 31, 2012	March 31, 2011
	Unaudited
Revenues:
Revenues from binary options activity	$380,325	$72,779
Revenues from royalties	4,266	3,701
Total revenues	384,591	76,480

Cost of revenues	338,424	156,543

Gross profit (loss)	46,167	(80,063)

Operating expenses:

Selling and marketing	408,432	97,294
General and administrative	529,560	180,783
Total operating expenses	937,992	278,077

Operating loss	891,825	358,140

Financial expenses net	17,783	7,074
Net loss before taxes on income	909,608	365,214
Taxes on income	-	-

Net loss	909,608	365,214

Total basic and diluted net loss per share	$0.01	$0.01

Weighted average number of common stock used in computing basic and diluted net loss per share	69,659,113	36,069,031

The accompanying Notes are an integral part of the condensed consolidated financial statements.

WIN GLOBAL MARKETS, INC. AND ITS SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars

	For the three months ended
	March 31, 2012	March 31, 2011
	Unaudited
Cash flows from operating activities:

Net loss	$(909,608)	$(365,214)
Adjustments required to reconcile net loss to net cash used in operating activities:
Stock-based compensation	19,668	42,375
Depreciation and amortization	245,400	4,570
Decrease (Increase) in trade and other accounts receivable	(41,012)	12,089
Decrease (Increase) in credit card companies	(148,918)	14,037
Increase (Decrease) in trade payables	(10,212)	4,878
Increase in accrued expenses and other liabilities	20,575	139,809
Change in value of long-term deposit	-	(72)

Net cash used in operating activities	(824,107)	(147,528)

Cash flows from investing activities:

Purchase of property and equipment	-	(1,828)
Short term bank deposits	22,639	-

Net cash (used) provided in investing activities	22,639	(1,828)

Cash flows from financing activities:

Issuance of shares and warrants	255,000	-
Short-term bank credit, net	(25,694)	108,039

Net cash provided by financing activities	229,306	108,039

Decrease in cash and cash equivalents	(572,162)	(41,317)
Cash and cash equivalents at the beginning of the period	768,069	54,468

Cash and cash equivalents at the end of the period	195,907	13,151

Supplemental disclosure of cash flows information:
Cash paid during the period for:
Conversion of payment to equity	995,000	-
Interest	$-	$224

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

Between March 28, 2010 and July 31, 2011, the Company offered online trading of binary options through two of its wholly-owned subsidiaries in Cyprus and Israel. Worldwide trading continues to be offered by WGM Services Ltd., a company registered in Cyprus (“WGM”), on www.globaloption.com. The same services were featured by B Option Ltd., an Israeli company (“B Option”), on www.options.co.il, until July 31, 2011 (see Note 6 below).  In addition, since June 5, 2011, the Company has been offering online trading of binary options through the website www.eztrader.com which was part of the assets acquired from Venice Technologies Ltd., an Israeli company (“Venice”) (see Note 4 below).

On December 4, 2011, the Company entered into a securities purchase agreement with HV Markets Limited (“HV”), a British Virgin Islands company, pursuant to which the Company agreed to sell to HV an aggregate of 12,500,000 shares of its common stock for total consideration of $1,250,000, of which $995,000 was received by December 31, 2011, with the remainder to be received at closing. In addition, the Company agreed to issue warrants to purchase 6,250,000 shares of its common stock at an exercise price per share of $0.10. No separate consideration was paid for the warrants. The warrants are exercisable six months after the date of issuance thereof, until five years from the date of issuance thereof. The closing was on February 6, 2012, with the Company having received the remainder of the $1,250,000 proceeds as of such date. As a result, the amount of $995,000 received by December 31, 2011 was recorded as a liability under “prepayment on account of shares”.

A special meeting of shareholders of the Company was held on January 25, 2012. The Company's shareholders approved an amendment to the amended Articles of Incorporation of the Company to increase the number of authorized shares of its common stock from 75,000,000 shares, par value $0.001 per share, to 150,000,000 shares, par value $0.001 per share.

c.
The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered losses from operations and has negative cash flows from operations in 2011 and the first quarter of 2012. The Company currently depends on the success of its binary options business, but has not generated sufficient revenues through May 17, 2012.  In addition, in 2011 the Company purchased a customers database and certain software in respect of online trading of binary options, including the domain name www.eztrader.com, in order to leverage the Company’s binary options business. The Company financed the purchase by an equity issuance. Unless the Company’s binary options business provides the Company with the required cash flows in the near future, it will be under liquidity pressure and would be dependent on its shareholders by way of additional equity issuances or shareholder loans. The condensed consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

WIN GLOBAL MARKETS, INC. AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars

NOTE 2:	BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments including non-recurring adjustments attributable to reorganization and severance and impairment considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “Annual Report”).

The interim condensed consolidated financial statements incorporate the financial statements of the Company and all of its subsidiaries. All significant intercompany balances and transactions have been eliminated on consolidation.

NOTE 3:        SIGNIFICANT ACCOUNTING POLICIES:

a.
The significant accounting policies applied in the annual consolidated financial statements of the Company as of December 31, 2011 contained in the Company’s Annual Report are applied consistently in these condensed consolidated financial statements.

b.	These financial statements should be read in conjunction with the audited annual financial statements of the Company as of December 31, 2011 and their accompanying Notes.

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

WIN GLOBAL MARKETS, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars

NOTE 3:        SIGNIFICANT ACCOUNTING POLICIES (cont.):

The following table shows the total stock-based compensation charges included in the Condensed Consolidated Statements of Operations:

	Three months ended March 31,
	2012 (unaudited)	2011 (unaudited)

General and administrative expenses	$19,668	$42,375

A summary of the Company’s share option activity to employees and directors, and related information is as follows:

	Three months ended March 31,
	2012		2011
	unaudited		unaudited
		Weighted		Weighted
		average		average
	Number	exercise	Number	exercise
	of options	price	of options	price
		$		$
Outstanding at the beginning of the year	7,505,261	0.44	8,615,261	0.47

Granted	600,000	0.1	-	-
Forfeited	-	-	-	-

Outstanding at the end of the quarter	8,105,261	0.50	8,615,261	0.47

Options exercisable at the end of the quarter	7,130,261	0.51	5,496,950	0.21

NOTE 4:        ACQUISITION:

On May 4, 2011, WGM and Venice entered into a Purchase Agreement (the “Venice Agreement”), pursuant to which WGM agreed to purchase Venice’s customer database (including liability to customers) and online trading of binary options software, including the domain name www.eztrader.com, for $625,000 in cash.  On May 5, 2011, WGM and Venice amended the Venice Agreement such that of the aggregate consideration of $625,000 (excluding a derivative instrument of $64,000 as explained below) contemplated to be paid to Venice under the Venice Agreement, $500,000 was paid in cash at closing on June 5, 2011. With respect to the remainder of the payment in the amount of $125,000, Venice had the option to either (i) receive the consideration on September 1, 2011, or (ii) receive 1,562,500 shares of the Company's common stock by such date. This option was recorded as a derivative in the amount of $64,000. On September 1, 2011, the Company paid the remaining $125,000 and issued 1,562,500 shares to one of our shareholders in respect thereof.  Upon payment of the $125,000, the derivative was charged to finance expenses.

WIN GLOBAL MARKETS, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars

NOTE 4:        ACQUISITION (cont.):

The amount attributed to the customer database was $866,000 (including liability to customers amounting to $458,000) and to the software was $281,000.

The software platform is being amortized over a 3 year period and the customer database over 1 year, each of which represents their economic useful life.

The balance of intangible assets includes the unamortized amount of the software platform which amounted to $202,944, and the customer database which amounted to $144,333.

NOTE 5:	RECENTLY ADOPTED ACCOUNTING STANDARDS:

In December 2011, the FASB issued an accounting standard update which requires additional disclosures about the nature of an entity’s rights of setoff and related arrangements associated with its financial instruments and derivative instruments. The disclosure requirements are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods therein, with retrospective application required. The Company believes that the adoption will not have a material impact on its condensed consolidated financial statements.

In June 2011, the FASB amended its comprehensive income presentation guidance. The amendment requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. The guidance is effective for interim and annual periods beginning after December 15, 2011. In December 2011, the FASB indefinitely deferred certain provisions of this guidance.  The adoption did not have a material impact on the Company’s condensed consolidated financial statements.

In May 2011, the FASB amended its fair value measurements and disclosures guidance. The amendment clarifies the existing guidance and adds new disclosure requirements. The guidance is effective for interim and annual periods beginning after December 15, 2011. The adoption did not have a material impact on the Company’s condensed consolidated financial statements.

NOTE 6:	SUBSEQUENT EVENTS:

On July 31, 2011, B Option and Manex Online Trading Ltd., an Israeli company (“Manex”), signed a marketing partnership agreement by which B Option transferred to Manex its entire customer database in exchange for revenue share distributions of 58% to B Option and 42% to Manex. The agreement also provided that Manex was entitled to use B Option’s domain name www.options.co.il for marketing purposes and to attract and retain B Option’s customers. On April 19, 2012, B Option and Manex reached another agreement whereby Manex paid B Option approximately $44,000 (in two equal installments, with the first in April 2012 and the second in May 2012) and the parties agreed that following the first payment, B Option would transfer the possession and ownership of the domain name www.option.co.il to Manex, and following the second payment, all obligations between the parties would be deemed satisfied.  Both installments of the $44,000 have been received as of the date of this Quarterly Report on Form 10-Q.

.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are “forward-looking statements”. The business and operations of Win Global Markets, Inc., or the Company, we, us, or our, are subject to substantial risks, which increase the uncertainty described in the forward-looking statements contained in this Quarterly Report on Form 10-Q.  Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “believes,” “intends,” “plan,” “expects,” “may,” “will,” “should,” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. In particular, our statements regarding future financings and the potential growth of our markets and business outlook are examples of such forward-looking statements. The forward-looking statements include risks and uncertainties, including, but not limited to, our future growth being dependent upon the success of our new business activity in the field of binary options and other factors, including future financings, and general economic conditions and regulatory developments, not within our control. Further information on potential factors that could cause actual results and developments to be materially different from those expressed in or implied by such statements is described in Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (our “Annual Report”), and expressed from time to time in our filings with the Securities and Exchange Commission (the “SEC”). The forward-looking statements are made only as of the date of this filing, and, except as required by law, we undertake no obligation to update such forward-looking statements to reflect subsequent events or circumstances.  Readers are also urged to carefully review and consider the various disclosures we have made in this Quarterly Report on Form 10-Q and our other filings with the SEC, including our Annual Report.

Overview

Our unaudited condensed consolidated financial statements are stated in United States Dollars (US$) and are prepared in accordance with U.S. generally accepted accounting principles.

You should read the following discussion of our financial condition and results of operations together with the unaudited condensed consolidated financial statements and the notes to unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

We are engaged in the business of offering worldwide online trading of binary options.  We entered the binary options business in November 2009, and since March 28, 2010, we have been offering online trading of binary options through our wholly-owned Cypriot subsidiary, WGM Services Ltd. (formerly, Giona Trading Ltd) (“WGM”). Worldwide trading is being offered by WGM on www.globaloption.com and www.eztrader.co.il.

We derive most of our income from offering worldwide online trading of binary options, and we continue to generate marginal income from revenue sharing arrangements in the interactive gaming industry, through third parties.

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED MARCH 31, 2012 COMPARED TO THREE MONTHS ENDED MARCH 31, 2011.

Revenues and Cost of Revenues

During the three months ended March 31, 2012, we generated revenues from our binary options business and additional marginal revenues from our revenue sharing arrangements with Lodgnet Interactive Corporation (“Lodgnet”).   During the three months ended March 31, 2011, we generated marginal revenues from our binary options business and our revenue sharing arrangements with Lodgnet.

Total revenues for the three months ended March 31, 2012 increased by 503% to $384,591 from $76,480 in the three months ended March 31, 2011. The increase is mainly attributable to the operation of our recently acquired website www.eztrader.com from which the majority of our revenues during the first quarter of 2012 were generated.  Our revenues from Lodgnet revenue sharing remained marginal in both periods.

Cost of revenues for the three months ended March 31, 2012 increased by 216% to $338,424 from $156,543 for the three months ended March 31, 2011. The increase is attributable to the cost of operating our binary options business, including employee payroll, and additional costs of revenues resulting from the significant growth in our recently acquired website www.eztrader.com.

Selling and Marketing

Selling and marketing expenses for the three months ended March 31, 2012 increased by 420% to $408,432 compared to $97,294 for the three months ended March 31, 2011. The increase in selling and marketing expenses is attributable to marketing expenses, primarily consisting of online advertisement, of our online trading of binary options sites.

General and Administrative

General and administrative expenses for the three months ended March 31, 2012 increased by 293% to $529,560 from $180,783 for the three months ended March 31, 2011. The increase in general and administrative expenses is primarily attributable to the amortization of intangible assets acquired in 2011, as discussed in Note 4 to our condensed consolidated financial statements, and the expansion of our binary options business in 2012.

Net Loss Attributable to the Company

Net loss attributable to the Company for the three months ended March 31, 2012 was $909,608 compared to a net loss of $365,214 for the three months ended March 31, 2011. Net loss per share from operations for the three months ended March 31, 2012 and March 31, 2011 was $0.01.  The net loss for the three months ended March 31, 2012 is primarily attributable to the operations of our binary options business which required significant marketing and operational expenses, primarily consisting of online advertisement of our online trading of binary options sites, and to the amortization of intangible assets acquired in 2011.  Our weighted average number of shares of common stock used in computing basic and diluted net loss per share for the three months ended March 31, 2012 was 69,659,113, while on March 31, 2011, it was 36,069,031. The increase in our outstanding shares is due to our equity issuances in 2011 and February 2012, as described below.

Liquidity and Capital Resources

As of March 31, 2012, our total current assets were $686,419 and our total current liabilities were $884,263. On March 31, 2012, we had an accumulated deficit of $21,032,275. We currently finance our operations through revenues from our binary options business.  In addition, on February 6, 2012 we closed an equity issuance to one investor for total consideration of $1,250,000, with $995,000 having been received by us as of December 31, 2011, and the remainder of which having been received on February 6, 2012.  Our February 2012 equity issuance is more fully described below and in our Current Report on Form 8-K dated February 6, 2012 and incorporated herein by reference.

We had a negative working capital of $197,844 on March 31, 2012 compared with a positive working capital of $155,024 on December 31, 2011. Cash and cash equivalents on March 31, 2012 were $195,907, a decrease of $572,162 from the $768,069 reported on December 31, 2011. The decrease in cash is primarily attributable to our cost of operations, including payroll related to our employees and extensive marketing expenses.

Operating activities used cash of $824,107 in the three months ended March 31, 2012. Cash used by operating activities in the three months ended March 31, 2012 resulted primarily from operating our binary options business, including marketing expenses and payroll.

Investing activity provided cash in the three months ended March 31, 2012 of $22,639 due to a short term bank deposit.

Financing activities provided cash of $229,306 in the three months ended March 31, 2012 which is primarily due to the final installment of $255,000 received from our February 2012 equity issuance, as further discussed below.

On December 4, 2011, as amended on December 21, 2011, we entered into a securities purchase agreement (the “SPA”) with HV Markets Limited (the “HV”), a British Virgin Islands company, effective December 1, 2011, for total consideration of $1,250,000, of which $995,000 had been received by us as of December 31, 2011, and the remainder to be received at closing. The closing occurred on February 6, 2012, by which date we had received the entire consideration of $1,250,000.  Pursuant to the SPA, we agreed to sell to HV an aggregate of 12,500,000 shares of our common stock at a price of $0.10 per share and agreed to issue a warrant to purchase 6,250,000 shares of our common stock (the “Warrant”), at an exercise price per share of $0.10. No separate consideration was paid for the Warrant. The Warrant will be exercisable on or after August 6, 2012, until five years from the date of issuance thereof.  The SPA provides HV with the right to designate a board member to our Board of Directors.  Gustavo Perrotta was designated to be a member of our Board of Directors by HV and, on May 16, 2012, was elected to the Board of Directors by the current members of the Board of Directors.

On July 31, 2011, our wholly owned subsidiary, B Option Ltd., an Israeli company (“B Option”), and Manex Online Trading Ltd., an Israeli company (“Manex”), signed a marketing partnership agreement by which B Option transferred to Manex its entire customer database in exchange for revenue share distributions of 58% to B Option and 42% to Manex. The agreement also provided that Manex was entitled to use B Option’s domain name www.options.co.il for marketing purposes and to attract and retain B Option’s customers.  On April 19, 2012, B Option and Manex reached another agreement whereby Manex paid B Option approximately $44,000 (in two equal installments, with the first in April 2012 and the second in May 2012) and the parties agreed that following the first payment, B Option would transfer the possession and ownership of the domain name www.option.co.il to Manex, and following the second payment, all obligations between the parties would be deemed satisfied.  Both installments of the $44,000 have been received as of the date of this Quarterly Report on Form 10-Q.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended.  Based on that evaluation and the material weakness described below, our management concluded that we did not maintain effective disclosure controls and procedures as of March 31, 2012. Our management has identified control deficiencies regarding a lack of segregation of duties, an insufficient qualification and training of employees, and a need for a stronger internal control environment. Our management believes that these deficiencies, which in the aggregate constitute a material weakness, are due to the small size of our staff, which makes it challenging to maintain adequate disclosure controls.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the first quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 6. Exhibits.

* 31.1	Rule 13a-14(a) Certification of Principal Executive Officer.
* 31.2	Rule 13a-14(a) Certification of Principal Financial Officer.
** 32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.
** 32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.
** 101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended   March 31, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed   Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the     Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements,   tagged as blocks of text.

_________________

* Filed herewith.

** Furnished herewith.

SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WIN GLOBAL MARKETS, INC.

Dated: May 17, 2012	By:	/s/ Shimon Citron
Shimon Citron Chief Executive Officer

Dated: May 17, 2012	By:	/s/ Shahar Ben Moshe
Shahar Ben Moshe Chief Financial Officer (principal financial and accounting officer)
.