Form 10-Q
period 2012-06-30
Win Global Markets, Inc.
filed 2012-08-14
CIK 1175442

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Yes ☐    No ☒

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value, was 74,741,531 as of August 14, 2012.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

WIN GLOBAL MARKETS, INC.
AND ITS SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2012

IN U.S. DOLLARS

UNAUDITED

WIN GLOBAL MARKETS, INC. AND ITS SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars

	June 30, 2012	December 31, 2011
	Unaudited	Audited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$67,728	$768,069
Short term deposit	20,936	36,672
Credit card companies	192,872	263,695
Other accounts receivable and prepaid expenses	38,208	22,854

Total current assets	319,744	1,091,290

INTANGIBLE ASSETS (Note 4)	179,527	587,194

PROPERTY AND EQUIPMENT, NET	85,848	58,505

Total assets	$585,119	$1,736,989

The accompanying Notes are an integral part of the condensed consolidated financial statements.

WIN GLOBAL MARKETS, INC. AND ITS SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars

	June 30, 2012	December 31, 2011
	Unaudited	Audited

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Short-term bank credit	$730	$26,064
Deposit from customers	424,136	364,465
Accounts payable	138,876	93,274
Accrued expenses and other accounts payable	558,259	415,791

Total current liabilities	1,122,001	899,594

LONG TERM LIABILITIES:
Prepayment on account of shares	-	995,000

Total liabilities	1,122,001	1,894,594

COMMITMENTS AND CONTINGENT LIABILITIES

EQUITY (DEFICIENCY):
Common stock of $ 0.001 par value:
Authorized: 150,000,000 and 75,000,000 shares at June 30, 2012 and December 31, 2011, respectively; Issued and outstanding: 74,741,531 and 62,241,531 shares at June 30, 2012 and December 31, 2011, respectively	74,742	62,242
Additional paid-in capital	21,177,460	19,902,820
Accumulated deficit	(21,789,084)	(20,122,667)

Equity (deficiency)	(536,882)	(157,605)

Total liabilities and equity	$585,119	$1,736,989

The accompanying Notes are an integral part of the condensed consolidated financial statements.

WIN GLOBAL MARKETS, INC. AND ITS SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

U.S. dollars

	For the six months ended		For the three months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
	Unaudited ($)
Revenues:
Revenues from binary options activity	949,711	211,298	569,386	138,519
Revenues from royalties	5,457	7,571	1,191	3,870

Total revenues	955,168	218,869	570,577	142,389

Cost of revenues	797,156	336,731	458,732	180,188

Gross profit (loss)	158,012	(117,862)	111,845	(37,799)

Operating expenses:

Selling and marketing	885,467	198,415	477,035	101,121
General and administrative	918,146	442,299	388,582	261,516

Total operating expenses	1,803,613	640,714	865,617	362,637

Operating loss	1,645,601	758,576	753,772	400,436

Financial expenses (income), net	20,816	1,901	3,033	(5,173)

Net loss before taxes on income	1,666,417	760,477	756,805	395,263
Taxes on income	-	-	-	-

Net loss	1,666,417	760,477	756,805	395,263

Total basic and diluted net loss per share	0.02	0.02	0.01	0.01

Weighted average number of common stock used in computing basic and diluted net loss per share	72,200,322	37,110,698	74,741,531	38,152,364

The accompanying Notes are an integral part of the condensed consolidated financial statements.

WIN GLOBAL MARKETS, INC. AND ITS SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars

	For the six months ended
	June 30, 2012	June 30, 2011
	Unaudited ($)
Cash flows from operating activities:

Net loss	(1,666,417)	(760,477)
Adjustments required to reconcile net loss to net cash used in operating activities:
Stock-based compensation	37,140	82,100
Depreciation and amortization	420,895	9,140
Decrease (Increase) in credit card companies	70,823	(201,293)
Decrease (Increase) in trade and other accounts receivable	(15,354)	13,715
Increase in trade payables	45,602	6,867
Increase in accrued expenses and other liabilities	202,139	577,533
Change in value of long-term deposit	-	(354)

Net cash used in operating activities	(905,172)	(272,769)

Cash flows from investing activities:

Purchase of intangible assets	-	(500,000)
Short term bank deposit	15,736	-
Purchase of property and equipment	(40,571)	(3,800)

Net cash provided by (used in) investing activities	(24,835)	(503,800)

Cash flows from financing activities:

Prepayment on account of shares	-	208,000
Issuance of shares and warrants	255,000	500,000
Increase (Decrease) Short-term bank credit, net	(25,334)	73,336

Net cash provided by financing activities	229,666	781,336

Decrease in cash and cash equivalents	700,341	4,767
Cash and cash equivalents at the beginning of the period	768,069	54,468

Cash and cash equivalents at the end of the period	67,728	59,235

Supplemental disclosure of cash flows information:

Liability against purchase of intangible assets	-	125,000
Derivative against purchase of intangible assets	-	64,000
Conversion of payment to equity	995,000	-

Cash paid during the period for:
Interest	-	1,942

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

Between March 28, 2010 and July 31, 2011, the Company offered online trading of binary options through two of its wholly-owned subsidiaries in Cyprus and Israel. Worldwide trading continues to be offered by WGM Services Ltd., a company registered in Cyprus (“WGM”), on www.globaloption.com. The same services were featured by B Option Ltd., an Israeli company (“B Option”), on www.options.co.il, until July 31, 2011.  On July 31, 2011, B Option and Manex Online Trading Ltd., an Israeli company (“Manex”), signed a marketing partnership agreement by which B Option transferred to Manex its entire customer database in exchange for revenue share distributions of 58% to B Option and 42% to Manex. The agreement also provided that Manex was entitled to use B Option’s domain name www.options.co.il for marketing purposes and to attract and retain B Option’s customers. On April 19, 2012, B Option and Manex reached another agreement whereby Manex paid B Option approximately $44,000 (in two equal installments, with the first in April 2012 and the second in May 2012) and the parties agreed that following the first payment, B Option would transfer the possession and ownership of the domain name www.option.co.il to Manex, and following the second payment, all obligations between the parties would be deemed satisfied.  Both installments of the $44,000 had been received as of May 2012.

In addition, since June 5, 2011, the Company has been offering online trading of binary options through the website www.eztrader.com which was part of the assets acquired from Venice Technologies Ltd., an Israeli company (“Venice”) (see Note 4 below).

On December 4, 2011, the Company entered into a securities purchase agreement with HV Markets Limited (“HV”), a British Virgin Islands company, pursuant to which the Company agreed to issue to HV an aggregate of 12,500,000 shares of its common stock for total consideration of $1,250,000, of which $995,000 was received by December 31, 2011, with the remainder to be received at closing. In addition, the Company agreed to issue warrants to purchase 6,250,000 shares of its common stock at an exercise price per share of $0.10. No separate consideration was paid for the warrants. The warrants are exercisable six months after the date of issuance thereof, until five years from the date of issuance thereof. The closing was on February 6, 2012, with the Company having received the remainder of the $1,250,000 proceeds as of such date. As a result, the amount of $995,000 received by December 31, 2011 was recorded as a liability under “prepayment on account of shares”.

A special meeting of shareholders of the Company was held on January 25, 2012. The Company’s shareholders approved an amendment to the amended Articles of Incorporation of the Company to increase the number of authorized shares of its common stock from 75,000,000 shares, par value $0.001 per share, to 150,000,000 shares, par value $0.001 per share.

WIN GLOBAL MARKETS, INC. AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars

NOTE 1: GENERAL (cont.):

c.
The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered losses from operations and has negative cash flows from operations in 2011 and through the second quarter of 2012. The Company currently depends on the success of its binary options business, but has not generated sufficient revenues through August 14, 2012. In addition, in 2011 the Company purchased a customers database and certain software in respect of online trading of binary options, including the domain name www.eztrader.com, in order to leverage the Company’s binary options business. The Company financed the purchase by an equity issuance. Unless the Company’s binary options business provides the Company with the required cash flows in the near future, it will be under liquidity pressure and would be dependent on its shareholders by way of additional equity issuances or shareholder loans. The condensed consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

NOTE 2: BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments including non-recurring adjustments attributable to reorganization and severance and impairment considered necessary for a fair presentation have been included. Operating results for the six and three months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “Annual Report”).

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

WIN GLOBAL MARKETS, INC. AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars

NOTE 3: SIGNIFICANT ACCOUNTING POLICIES (cont.):

c.	(cont.):

The following table shows the total stock-based compensation charges included in the Condensed Consolidated Statements of Operations:

	Six months ended June 30,		Three months ended June 30,
	2012	2011	2012	2011
	Unaudited		Unaudited

General and administrative expenses	$37,136	$82,100	$17,472	$39,725

d.	A summary of the Company’s share option activity to employees and directors, and related information is as follows:

	Six months ended June 30,
	2012		2011
	Unaudited		Unaudited
		Weighted		Weighted
		average		average
	Number	exercise	Number	exercise
	of options	price	of options	price
		$		$

Outstanding at the beginning of the year	7,505,261	0.44	6,152,261	0.17

Granted*	600,000	0.1	-	-
Forfeited	-	-	-	-

Outstanding at the end of the quarter	8,105,261	0.50	6,152,261	0.17

Options exercisable at the end of the quarter	7,330,261	0.50	5,140,728	0.18

*
The fair value of each option granted in 2012 is $0.11 and is estimated on the date of grant, using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0% for all years; expected volatility - 210%; risk-free interest rate - 5.0%; expected life 5 years; expected forfeiture for options granted to employees - 0%.

WIN GLOBAL MARKETS, INC. AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars

NOTE 4: ACQUISITION:

On May 4, 2011, WGM and Venice entered into a Purchase Agreement (the “Venice Agreement”), pursuant to which WGM agreed to purchase Venice’s customer database (including liability to customers) and online trading of binary options software, including the domain name www.eztrader.com, for $625,000 in cash.  On May 5, 2011, WGM and Venice amended the Venice Agreement such that of the aggregate consideration of $625,000 (excluding a derivative instrument of $64,000 as explained below) contemplated to be paid to Venice under the Venice Agreement, $500,000 was paid in cash at closing on June 5, 2011. With respect to the remainder of the payment in the amount of $125,000, Venice had the option to either (i) receive the consideration on September 1, 2011, or (ii) receive 1,562,500 shares of the Company’s common stock by such date. This option was recorded as a derivative in the amount of $64,000. On September 1, 2011, the Company paid the remaining $125,000 and issued 1,562,500 shares to one of our shareholders in respect thereof.  Upon payment of the $125,000, the derivative was charged to finance expenses.

The amount attributed to the customer database was $866,000 (including liability to customers amounting to $458,000) and to the software was $281,000.

The software platform is being amortized over a 3 year period and the customer database over 1 year, each of which represents their economic useful life.

The balance of intangible assets includes the unamortized amount of the software platform which amounted to $179,528, and the fully amortized customer database.

NOTE 5: RECENTLY ADOPTED ACCOUNTING STANDARDS:

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210), and Disclosures about Offsetting Assets and Liabilities, which requires companies to disclose information about financial instruments that have been offset and related arrangements to enable users of their financial statements to understand the effect of those arrangements on their financial position. Companies will be required to provide both net (offset amounts) and gross information in the notes to the financial statements for relevant assets and liabilities that are offset. ASU 2011-11 is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. The Company does not expect the adoption of ASU 2011-11 in the first quarter of 2013 to have an impact on its financial position, results of operations, or cash flows.

NOTE 6: RELATED PERSON TRANSACTIONS:

As of June 30, 2012, the Company had outstanding management fees and advances to be repaid to Mr. Shimon Citron, the Company’s CEO (personally and through his private company), in the aggregate amount of $107,795.

NOTE 7: SUBSEQUENT EVENTS:

On August 9, 2012, Shahar Ben Moshe announced that he will be resigning from his position as Chief Financial Officer of the Company, effective August 31, 2012.

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

We are engaged in the business of offering worldwide online trading of binary options.  We entered the binary options business in November 2009, and since March 2010, we have been offering online trading of binary options through our wholly-owned Cypriot subsidiary, WGM Services Ltd. (“WGM”). Worldwide trading is being offered by WGM on www.globaloption.com and www.eztrader.co.il.

We derive most of our income from offering worldwide online trading of binary options, and we continue to generate marginal income from revenue sharing arrangements in the interactive gaming industry, through third parties.

RESULTS OF OPERATIONS FOR SIX AND THREE MONTHS ENDED JUNE 30, 2012 COMPARED TO SIX AND THREE MONTHS ENDED JUNE 30, 2011.

Revenues and Cost of Revenues

During the six and three months ended June 30, 2012, we generated revenues from our binary options business and additional marginal revenues from our revenue sharing arrangements with Lodgnet Interactive Corporation (“Lodgnet”) and Manex (as defined below), each as described below. During the six and three months ended June 30, 2011, we generated marginal revenues from our binary options business and our revenue sharing arrangements with Lodgnet.

Total revenues for the six months ended June 30, 2012 increased by 436% to $955,168 from $218,869 in the six months ended June 30, 2011. Total revenues for the three months ended June 30, 2012 increased by 401% to $570,577 from $142,389 for the three months ended June 30, 2011. These increases are mainly attributable to the operation of our acquired website www.eztrader.com from which the majority of our revenues during the six and three months ended June 30, 2012 were generated.  Our revenues from Lodgnet revenue sharing remained marginal in both periods. As described below, our revenues from Manex revenue sharing ended in May 2012 and no future revenue is expected from revenue sharing with Manex.

Cost of revenues for the six months ended June 30, 2012 increased by 237% to $797,156 from $336,731 for the six months ended June 30, 2011. Cost of revenues for the three months ended June 30, 2012 increased by 255% to $458,732 from $180,188 for the three months ended June 30, 2011.  These increases are attributable to the cost of operating our binary options business, including employee payroll, and additional costs of revenues resulting from the significant growth in our acquired website www.eztrader.com.

Selling and Marketing

Selling and marketing expenses for the six months ended June 30, 2012 increased by 446% to $885,467 from $198,415 for the six months ended June 30, 2011. Selling and marketing expenses for the three months ended June 30, 2012 increased by 472% to $477,035 compared to $101,121 for the three months ended June 30, 2011. The increases in selling and marketing expenses are attributable to marketing expenses, primarily consisting of online advertisement, of our online trading of binary options sites.

General and Administrative

General and administrative expenses for the six months ended June 30, 2012 increased by 208% to $918,146 from $442,299 for the six months ended June 30, 2011. General and administrative expenses for the three months ended June 30, 2012 increased by 149% to $388,582 from $261,516 for the three months ended June 30, 2011. The increases in general and administrative expenses are primarily attributable to the amortization of intangible assets acquired in 2011, as discussed in Note 4 to our condensed consolidated financial statements, and the expansion of our binary options business in 2012.

Net Loss Attributable to the Company

Net loss attributable to the Company for the six months ended June 30, 2012 was $1,666,417 compared to a net loss of $760,477 for the six months ended June 30, 2011. Net loss for the three months ended June 30, 2012 was $756,805 compared to a net loss of $395,263 for the three months ended June 30, 2011. Net loss per share from operations for the six months ended June 30, 2012 and June 30, 2011 was $0.02.  Net loss per share from operations for the three months ended June 30, 2012 and June 30, 2011 was $0.01.  Net loss for the six and three months ended June 30, 2012 and 2011 was primarily attributable to the costs of our operations in the binary options business, including hiring employees and extensive online advertisement, each in a much higher capacity in 2012 due to our acquired website www.eztrader.com. Our weighted average number of shares of common stock used in computing basic and diluted net loss per share for the six months ended June 30, 2012 was 72,200,322, while the number of shares of common stock used in computing basic and diluted net income per share for the three months ended June 30, 2012 was 74,741,531.  Our weighted average number of shares of common stock used in computing basic and diluted net loss per share for the six months ended June 30, 2011 was 37,110,698, while the number of shares of common stock used in computing basic and diluted net income per share for the three months ended June 30, 2011 was 38,152,364.   The increase in our outstanding shares is due to our equity issuances in 2011 and February 2012, as described below.

Liquidity and Capital Resources

As of June 30, 2012, our total current assets were $319,744 and our total current liabilities were $1,122,001.  On June 30, 2012, we had an accumulated deficit of $21,789,084. We currently finance our operations through revenues from our binary options business.  In addition, on February 6, 2012 we closed an equity issuance to one investor for total consideration of $1,250,000, with $995,000 having been received by us as of December 31, 2011, and the remainder of which having been received on February 6, 2012.  Our February 2012 equity issuance is more fully described below and in our Current Report on Form 8-K dated February 6, 2012 and incorporated herein by reference.

We had a negative working capital of $802,257 on June 30, 2012 compared with a positive working capital of $191,696  on December 31, 2011. Cash and cash equivalents on June 30, 2012 were $67,728, a decrease of $700,341 from the $768,069 reported on December 31, 2011. The decrease in cash is primarily attributable to our cost of operations, including payroll related to our employees and extensive marketing expenses.

Operating activities used cash of $905,172 in the six months ended June 30, 2012. Cash used by operating activities in the six months ended June 30, 2012 resulted primarily from operating our binary options business, including marketing expenses and payroll for our employees.  To improve our liquidity position in the future, we laid off certain of our employees during the quarter ended June 30, 2012.

Investing activity used cash in the six months ended June 30, 2012 of $24,835 due to the purchase of $40,571 of fixed assets.

Financing activities provided cash of $229,666 in the six months ended June 30, 2012, which is primarily due to the final installment of $255,000 received from our February 2012 equity issuance, as further discussed below.

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

On July 31, 2011, our wholly owned subsidiary, B Option Ltd., an Israeli company (“B Option”), and Manex Online Trading Ltd., an Israeli company (“Manex”), signed a marketing partnership agreement by which B Option transferred to Manex its entire customer database in exchange for revenue share distributions of 58% to B Option and 42% to Manex. The agreement also provided that Manex was entitled to use B Option’s domain name www.options.co.il for marketing purposes and to attract and retain B Option’s customers.  On April 19, 2012, B Option and Manex reached another agreement whereby Manex paid B Option approximately $44,000 (in two equal installments, with the first in April 2012 and the second in May 2012) and the parties agreed that following the first payment, B Option would transfer the possession and ownership of the domain name www.option.co.il to Manex, and following the second payment, all obligations between the parties would be deemed satisfied.  Both installments of the $44,000 had been received as of May 2012.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended.  Based on that evaluation and the material weakness described below, our management concluded that we did not maintain effective disclosure controls and procedures as of June 30, 2012. Our management has identified control deficiencies regarding a lack of segregation of duties and a need for a stronger internal control environment. Our management believes that these deficiencies, which in the aggregate constitute a material weakness, are due to the small size of our staff, which makes it challenging to maintain adequate disclosure controls.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the second quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 5. Other Information.

On August 9, 2012, Shahar Ben Moshe announced that he will be resigning from his position as Chief Financial Officer of the Company, effective August 31, 2012.

Item 6. Exhibits.

* 31.1	Rule 13a-14(a) Certification of Principal Executive Officer.
* 31.2	Rule 13a-14(a) Certification of Principal Financial Officer.
** 32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.
** 32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.
*** 101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text and in detail.

_________________

* Filed herewith.

** Furnished herewith.

*** To be furnished by amendment pursuant to Rule 405(a)(2)(ii) of Regulation S-T.

SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WIN GLOBAL MARKETS, INC.

Dated: August 14, 2012	By:	/s/ Shimon Citron
Shimon Citron Chief Executive Officer

Dated: August 14, 2012	By:	/s/ Shahar Ben Moshe
Shahar Ben Moshe Chief Financial Officer (principal financial and accounting officer)