Form 10-Q/A
period 2012-06-30
Win Global Markets, Inc.
filed 2012-08-21
CIK 1175442

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

EXPLANATORY NOTE

This Form 10-Q/A amends the Quarterly Report on Form 10-Q of Win Global Markets, Inc. (the “Company” or “our”) for the quarter ended June 30, 2012, filed on August 14, 2012 (the “Form 10-Q”), for the sole purpose of furnishing the Interactive Data Files as Exhibit 101.1 in accordance with Rule 405(a)(2) of Regulation S-T.

No other changes have been made to the Form 10-Q. This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q.

PART II — OTHER INFORMATION

Item 6. Exhibits.

31.1
Rule 13a-14(a) Certification of Principal Executive Officer (incorporated by reference to Exhibit 31.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed with the Securities and Exchange Commission on August 14, 2012, File No. 000-51255).

31.2
Rule 13a-14(a) Certification of Principal Financial Officer (incorporated by reference to Exhibit 31.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed with the Securities and Exchange Commission on August 14, 2012, File No. 000-51255).

32.1
Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 (incorporated by reference to Exhibit 32.1 as furnished with our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed with the Securities and Exchange Commission on August 14, 2012, File No. 000-51255).

32.2
Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 (incorporated by reference to Exhibit 32.2 as furnished with our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed with the Securities and Exchange Commission on August 14, 2012, File No. 000-51255).

*101.1
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

________________

* Furnished herewith.

SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

WIN GLOBAL MARKETS, INC.
Dated: August 21, 2012	By:	/s/ Shimon Citron
Shimon Citron
Chief Executive Officer

Dated: August 21, 2012	By:	/s/ Shahar Ben Moshe
Shahar Ben Moshe
Chief Financial Officer
(principal financial and accounting officer)