Form 10-Q
period 2012-09-30
Win Global Markets, Inc.
filed 2012-11-13
CIK 1175442

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012

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

Yes ☐    No ☒

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value, was 74,741,531 as of November 13, 2012.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

WIN GLOBAL MARKETS, INC.
AND ITS SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2012

IN U.S. DOLLARS

UNAUDITED

WIN GLOBAL MARKETS, INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars

	September 30, 2012	December 31, 2011
	Unaudited	Audited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$285,800	$768,069
Short term deposit	18,413	36,672
Credit card companies	259,704	263,695
Other accounts receivable and prepaid expenses	39,324	22,854

Total current assets	603,241	1,091,290

INTANGIBLE ASSETS, NET (Note 4)	156,111	587,194

PROPERTY AND EQUIPMENT, NET	77,045	58,505

Total assets	$836,397	$1,736,989

The accompanying Notes are an integral part of the condensed consolidated financial statements.

WIN GLOBAL MARKETS, INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

 U.S. dollars

	September 30, 2012	December 31, 2011
	Unaudited	Audited

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Short-term bank credit	$66,223	$26,064
Deposit from customers	766,012	364,465
Accounts payable	146,552	93,274
Related parties	142,560	-
Accrued expenses and other accounts payable	599,995	415,791

Total current liabilities	1,721,342	899,594

LONG TERM LIABILITIES:
Prepayment on account of shares	-	995,000

Total liabilities	1,721,342	1,894,594

COMMITMENTS AND CONTINGENT LIABILITIES

EQUITY (DEFICIENCY):
Common stock of $ 0.001 par value:
Authorized: 150,000,000 and 75,000,000 shares at September 30, 2012 and December 31, 2011, respectively; Issued and outstanding: 74,741,531 and 62,241,531 shares at September 30, 2012 and December 31, 2011, respectively	74,742	62,242
Additional paid-in capital	21,185,951	19,902,820
Accumulated deficit	(22,145,638)	(20,122,667)

Equity (deficiency)	(884,945)	(157,605)

Total liabilities and equity	$836,397	$1,736,989

The accompanying Notes are an integral part of the condensed consolidated financial statements.

WIN GLOBAL MARKETS, INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 U.S. dollars

	Nine months ended		Three months ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	Unaudited ($)
Revenues:
Revenues from binary options activity	1,429,538	812,853	479,827	601,555
Revenues from royalties	5,457	9,817	-	2,246

Total revenues	1,434,995	822,670	479,827	603,801

Cost of revenues	1,129,010	786,974	331,855	450,243

Gross profit	305,985	35,696	147,972	153,558

Operating expenses:

Selling and marketing	1,410,764	417,303	525,297	218,888
General and administrative	1,111,957	986,692	193,811	544,393

Total operating expenses	2,522,721	1,403,995	719,108	763,281

Operating loss	2,216,736	1,368,299	571,136	609,723

Financial income, net	(193,766)	(62,191)	(214,582)	(64,092)

Net loss before taxes on income	2,022,970	1,306,108	356,554	545,631
Taxes on income	-	-	-	-

Net loss	2,022,970	1,306,108	356,554	545,631

Total basic and diluted net loss per share	0.03	0.03	0.01	0.01

Weighted average number of common stock used in computing basic and diluted net loss per share	73,053,575	41,499,140	74,741,531	50,535,944

The accompanying Notes are an integral part of the condensed consolidated financial statements.

WIN GLOBAL MARKETS, INC. AND ITS SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 U.S. dollars

	Nine months ended
	September 30, 2012	September 30, 2011
	Unaudited ($)
Cash flows from operating activities:

Net loss	(2,022,970)	(1,306,108)
Adjustments required to reconcile net loss to net cash used in operating activities:
Stock-based compensation	45,630	125,000
Depreciation and amortization	453,114	318,842
Decrease (increase) in credit card companies	3,991	(248,629)
Increase in trade and other accounts receivable	(16,470)	(15,254)
Increase (decrease) in trade payables	53,278	(37,458)
Increase in accrued expenses and other liabilities	585,751	330,672
Increase in Related parties	142,560	-

Net cash used in operating activities	(755,116)	(832,935)

Cash flows from investing activities:

Purchase of intangible assets	-	(689,000)
Investment in long-term deposit	-	(29,296)
Short term bank deposit	18,259	-
Purchase of property and equipment	(40,571)	(23,049)

Net cash used in investing activities	(22,312)	(741,345)

Cash flows from financing activities:

Prepayment on account of shares	-	125,000
Issuance of shares and warrants	255,000	1,942,010
Short-term bank credit, net	40,159	2,359

Net cash provided by financing activities	295,159	2,069,369

Increase (decrease) in cash and cash equivalents	(482,269)	495,089
Cash and cash equivalents at the beginning of the period	768,069	54,468

Cash and cash equivalents at the end of the period	285,800	549,557

Supplemental disclosure of cash flows information:

Conversion of payment to equity	995,000	-
Cash paid during the period for:
Interest	-	3,475

The accompanying Notes are an integral part of the condensed consolidated financial statements.

WIN GLOBAL MARKETS, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 U.S. dollar

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

WIN GLOBAL MARKETS, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 U.S. dollar

NOTE 1: GENERAL (cont.):

c.	The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered losses from operations and has negative cash flows from operations in 2011 and through the third quarter of 2012. The Company currently depends on the success of its binary options business, but has not generated sufficient revenues through November 13, 2012. In addition, in 2011 the Company purchased a customers database and certain software in respect of online trading of binary options, including the domain name www.eztrader.com, in order to leverage the Company’s binary options business. The Company financed the purchase by an equity issuance. Unless the Company’s binary options business provides the Company with the required cash flows in the near future, it will be under liquidity pressure and would be dependent on its shareholders by way of additional equity issuances or shareholder loans. The condensed consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

NOTE 2:  BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments including non-recurring adjustments attributable to reorganization and severance and impairment considered necessary for a fair presentation have been included. Operating results for the nine and three months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “Annual Report”).

The interim condensed consolidated financial statements incorporate the financial statements of the Company and all of its subsidiaries. All significant intercompany balances and transactions have been eliminated on consolidation.

NOTE 3: SIGNIFICANT ACCOUNTING POLICIES:

a.
The significant accounting policies applied in the annual consolidated financial statements of the Company as of December 31, 2011 contained in the Company’s Annual Report areapplied consistently in these condensed consolidated financial statements.

b.	These financial statements should be read in conjunction with the audited annual financial statements of the Company as of December 31, 2011 and their accompanying Notes.

WIN GLOBAL MARKETS, INC. AND ITS SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 U.S. dollar

NOTE 3: SIGNIFICANT ACCOUNTING POLICIES (cont.):

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

The following table shows the total stock-based compensation charges included in the Condensed Consolidated Statements of Operations:

	Nine months ended September 30,		Three months ended September 30,
	2012	2011	2012	2011
	Unaudited		Unaudited

General and administrative expenses	$45,630	$125,000	$8,494	$125,000

d.	A summary of the Company’s share option activity to employees and directors, and related information is as follows:

	Nine months ended September 30,
	2012		2011
	Unaudited		Unaudited
		Weighted		Weighted
		average		average
	Number	exercise	Number	exercise
	of options	price	of options	price
		$		$

Outstanding at the beginning of the year	7,505,261	0.44	6,152,261	0.17

Granted*	1,200,000	0.1	-	-
Forfeited	-	-	1,110,000	0.06

Outstanding at the end of the quarter	8,705,261	0.44	5,042,261	0.19

Options exercisable at the end of the quarter	7,445,261	0.49	4,290,490	0.21

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

 U.S. dollar

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

The balance of intangible assets includes the unamortized amount of the software platform which amounted to $156,111, and the fully amortized customer database.

NOTE 5: RECENTLY ADOPTED ACCOUNTING STANDARDS:

In February 2012, the FASB issued a new accounting standard that simplifies the impairment test for indefinite-lived intangible assets other than goodwill. The new guidance gives the option to first assess qualitative factors to determine if it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative valuation test. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after September 15, 2012. The Company will adopt this accounting standard in the fourth quarter of 2012 and it does not anticipate that this adoption will have a significant impact on its financial position, results of operations or cash flows.

NOTE 6: RELATED PERSON TRANSACTIONS:

As of September 30, 2012, the Company had outstanding management fees and advances to be repaid to Mr. Shimon Citron, the Company’s CEO (personally and through his private company), in the aggregate amount of $157,080.

NOTE 7:   SUBSEQUENT EVENTS:

In May 2012, the Cyprus Securities and Exchange (“CYSEC”) decided to include binary options in the list of financial instruments that fall within the remit of the Investment Services and Activities and Regulated Markets Law of 2007-2009 (the “Law”).  The Law requires, in part, those offering investment services related to binary options to apply for a license to operate as a Cyprus Investment Firm (“CIF”) by November 3, 2012.

On November 2, 2012, the Company’s wholly-owned Cypriot subsidiary, WGM Services Ltd., filed an application with CYSEC for the granting of a license to operate as a CIF with respect to its binary options business, as is required by the Law. The Company does not believe that operating as a CIF or compliance with the Law will have a material impact on its future results of operations or financial condition in general.

On November 8, 2012, the Company entered into securities purchase agreements with three investors pursuant to which the Company sold an aggregate of 3,790,000 shares of restricted common stock (the “Shares”) at a price of $0.10 per share and warrants to purchase an aggregate of 379,000 shares of common stock (the “Warrants”) at exercise prices per share of $0.10.  No separate consideration was paid for the Warrants.  The Warrants are exercisable on or after May 8, 2013 until twenty-four months from the date of issuance thereof.  The aggregate net proceeds from the sale of the Shares and issuance of the Warrants amounted to $379,000, with $108,000 of such amount being set-off against outstanding loan amounts made to the Company in August 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are “forward-looking statements”. The business and operations of Win Global Markets, Inc., or the Company, we, us, or our, are subject to substantial risks, which increase the uncertainty described in the forward-looking statements contained in this Quarterly Report on Form 10-Q.  Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “believes,” “intends,” “plan,” “expects,” “may,” “will,” “should,” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. In particular, our statements regarding future financings and the potential growth of our markets and business outlook are examples of such forward-looking statements. The forward-looking statements include risks and uncertainties, including, but not limited to, our future growth being dependent upon the success of our business activity in the field of binary options and other factors, including future financings, and general economic conditions and regulatory developments, not within our control. Further information on potential factors that could cause actual results and developments to be materially different from those expressed in or implied by such statements is described in Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (our “Annual Report”), and expressed from time to time in our filings with the Securities and Exchange Commission (the “SEC”). The forward-looking statements are made only as of the date of this filing, and, except as required by law, we undertake no obligation to update such forward-looking statements to reflect subsequent events or circumstances.  Readers are also urged to carefully review and consider the various disclosures we have made in this Quarterly Report on Form 10-Q and our other filings with the SEC, including our Annual Report.

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

RESULTS OF OPERATIONS FOR NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2012 COMPARED TO NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2011.

Revenues and Cost of Revenues

During the nine and three months ended September 30, 2012, we generated revenues from our binary options business and additional marginal revenues from our revenue sharing arrangements with Lodgnet Interactive Corporation (“Lodgnet”) and Manex (as defined below), each as described below.  During the nine and three months ended September 30, 2011, we generated marginal revenues from our binary options business and our revenue sharing arrangements with Lodgnet.

Total revenues for the nine months ended September 30, 2012 increased by 74% to $1,434,995 from $822,670 in the nine months ended September 30, 2011.  Total revenues for the three months ended September 30, 2012 decreased by 21% to $479,827 from $603,801 for the three months ended September 30, 2011. The increase for the nine months ended September 30, 2012 is mainly attributable to the operation of our acquired website www.eztrader.com from which the majority of our revenues during the first nine months and third quarter of 2012 were generated. The decrease for the three months ended September 30, 2012 is mainly attributable to lower deposits from customers during this quarter.  Our revenues from Lodgnet revenue sharing remained marginal in both periods. As described below, our revenues from Manex revenue sharing ended in May 2012 and no future revenue is expected from revenue sharing with Manex.

Cost of revenues for the nine months ended September 30, 2012 increased by 43% to $1,129,010 from $786,974 for the nine months ended September 30, 2011. Cost of revenues for the three months ended September 30, 2012 decreased by 26% to $331,855 from $450,243 for the three months ended September 30, 2011. The increase for the nine months ended September 30, 2012 is mainly attributable to the cost of operating our binary options business, including employee payroll, as partially offset by employee layoffs during the second and third quarters of 2012, and additional costs of revenues resulting from the significant growth in our acquired website www.eztrader.com.  The decrease for the three months ended September 30, 2012 is mainly attributable to lower deposits from customers during this quarter.

Selling and Marketing

Selling and marketing expenses for the nine months ended September 30, 2012 increased by 238% to $1,410,764 from $417,303 for the nine months ended September 30, 2011. Selling and marketing expenses for the three months ended September 30, 2012 increased by 140% to $525,297 compared to $218,888 for the three months ended September 30, 2011. These increases in selling and marketing expenses are attributable to marketing expenses, mainly consisting of online advertisement, of our online trading of binary options sites.

General and Administrative

General and administrative expenses for the nine months ended September 30, 2012 increased by 13% to $1,111,957 from $986,692 for the nine months ended September 30, 2011. General and administrative expenses for the three months ended September 30, 2012 decreased by 64% to $193,811 from $544,393 for the three months ended September 30, 2011. The increase for the nine months ended September 30, 2012 is mainly attributable to the amortization, in the nine month aggregate, of intangible assets acquired in 2011, as discussed in Note 4 to our condensed consolidated financial statements, and the expansion of our binary options business in 2012.  The decrease for the three months ended September 30, 2012 is mainly attributable to a decrease in this quarter of the amortization of intangible assets acquired in 2011, as discussed in Note 4 to our condensed consolidated financial statements.

Net Loss Attributable to the Company

Net loss attributable to the Company for the nine months ended September 30, 2012 was $2,022,970 compared to a net loss of $1,306,108 for the nine months ended September 30, 2011.  Net loss for the three months ended September 30, 2012 was $356,554 compared to a net loss of $545,631 for the three months ended September 30, 2011. Net loss per share from operations for the nine months ended September 30, 2012 and September 30, 2011 was $0.03.  Net loss per share from operations for the three months ended September 30, 2012 and September 30, 2011 was $0.01.  Net loss for the nine and three months ended September 30, 2012 and September 30, 2011 was mainly attributable to the costs of our operations in the binary options business, including hiring employees, as partially offset by employee layoffs during the second and third quarters of 2012, and extensive online advertisement in a much higher capacity in 2012 due to our acquired website www.eztrader.com.  Our weighted average number of shares of common stock used in computing basic and diluted net loss per share for the nine months ended September 30, 2012 was 73,053,575, while the number of shares of common stock used in computing basic and diluted net income per share for the three months ended September 30, 2012 was 74,741,531.  Our weighted average number of shares of common stock used in computing basic and diluted net loss per share for the nine months ended September 30, 2011 was 41,499,140, while the number of shares of common stock used in computing basic and diluted net income per share for the three months ended September 30, 2011 was 50,535,944. The increase in our outstanding shares is due to our equity issuances in 2011 and February 2012, as described below.

Liquidity and Capital Resources

As of September 30, 2012, our total current assets were $603,241 and our total current liabilities were $1,721,342.  On September 30, 2012, we had an accumulated deficit of $22,145,638. We currently finance our operations through revenues from our binary options business.  In addition, on February 6, 2012 we closed an equity issuance to one investor for total consideration of $1,250,000, with $995,000 having been received by us as of December 31, 2011, and the remainder of which having been received on February 6, 2012.  Our February 2012 equity issuance is more fully described below and in our Current Report on Form 8-K dated February 6, 2012 and incorporated herein by reference.

We had a negative working capital of $1,118,101 on September 30, 2012 compared with a positive working capital of $191,696 on December 31, 2011. Cash and cash equivalents on September 30, 2012 were $285,800, a decrease of $482,269 from the $768,069 reported on December 31, 2011. The decrease in cash is mainly attributable to our cost of operations, including payroll related to our employees, as partially offset by employee layoffs during the second and third quarters of 2012, and extensive marketing expenses.

Operating activities used cash of $755,116 in the nine months ended September 30, 2012. Cash used by operating activities in the nine months ended September 30, 2012 resulted mainly from operating our binary options business, including marketing expenses and payroll for our employees, as partially offset by employee layoffs during the second and third quarters of 2012.

Investing activity used cash in the nine months ended September 30, 2012 of $22,312 due to the purchase of $40,571 of fixed assets, as compared to the $741,345 used by investing activity in the nine months ended September 30, 2011 resulting from our purchase of Venice Technologies Ltd.’s customer database and certain software in respect of online trading in binary options (see Note 4 of our accompanying condensed consolidated financial statements).

Financing activities provided cash of $295,159 in the nine months ended September 30, 2012, which is mainly due to the final installment of $255,000 received from our February 2012 equity issuance, as further discussed below.  During the nine months ended September 30, 2011, financing activities provided cash of $2,069,369, which was mainly due to our equity issuances during the nine months ended September 30, 2011 that raised aggregate proceeds of approximately $1,942,010 net of issuance costs, and our recording as prepayment on account of shares of $125,000 received in September 2011 for 1,562,500 shares issued in October 2011.

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

See “Item 5. Other Information” of this Quarterly Report on Form 10-Q for a discussion of proceeds received from our equity issuance in November 2012.  Such discussion is incorporated herein by reference.

Off-Balance Sheet Arrangements

As of September 30, 2012, we had no off balance sheet arrangements  that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended.  Based on that evaluation and the material weakness described below, our management concluded that we did not maintain effective disclosure controls and procedures as of September 30, 2012. Our management has identified control deficiencies regarding a lack of segregation of duties and a need for a stronger internal control environment. Our management believes that these deficiencies, which in the aggregate constitute a material weakness, are due to the small size of our staff, which makes it challenging to maintain adequate disclosure controls.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the third quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 5. Other Information.

On November 8, 2012, we entered into securities purchase agreements with three investors pursuant to which we sold an aggregate of 3,790,000 shares of restricted common stock (the “Shares”) at a price of $0.10 per share and warrants to purchase an aggregate of 379,000 shares of common stock (the “Warrants”) at exercise prices per share of $0.10 (the “Transaction”).  No separate consideration was paid for the Warrants.  The Warrants are exercisable on or after May 8, 2013 until twenty-four months from the date of issuance thereof.  The aggregate net proceeds from the sale of the Shares and issuance of the Warrants amounted to $379,000, with $108,000 of such amount being set-off against outstanding loan amounts made to the Company in August 2012 of $54,000 by each of Mr. Shimon Citron, our CEO, and Mr. Ron Lubash, one of our directors.  Mr. Citron received 540,000 of the Shares for total consideration of $54,000, and was issued 54,000 of the Warrants.  Following the closing of the Transaction, Mr. Lubash holds approximately twelve percent of the outstanding equity interests of Ricx Investments Ltd. (“Ricx”), with Ricx having received 2,500,000 of the Shares for total consideration of $250,000 (excluding Mr. Lubash’s $54,000 aforementioned set-off amount), and was issued 250,000 of the Warrants.  The sales of the Shares were not registered under the Securities Act of 1933, as amended, because they constituted an “offshore transaction” under Regulation S thereunder.

Item 6. Exhibits.

10.1
Employment Agreement, dated September 10, 2012, between Win Global Markets Inc (Israel) Ltd. and Mr. Guy Elhanani (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated September 13, 2012, filed with the Securities and Exchange Commission on September 13, 2012, File No. 000-51255).

10.2
Service Agreement, dated September 5, 2012, between WGM Services Ltd. and Relevanti Media (Israel) Ltd (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated September 13, 2012, filed with the Securities and Exchange Commission on September 13, 2012, File No. 000-51255).

10.3
Employment Agreement, dated September 5, 2012, between Win Global Markets Inc (Israel) Ltd. and Mr. Oleg Golynker (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated September 13, 2012, filed with the Securities and Exchange Commission on September 13, 2012, File No. 000-51255).

*31.1	Rule 13a-14(a) Certification of Principal Executive Officer.
*31.2	Rule 13a-14(a) Certification of Principal Financial Officer.
**32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.
**32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.
**101.1	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter endedSeptember 30, 2012 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) theCondensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text and in detail.
_________________

* Filed herewith.

** Furnished herewith.

SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WIN GLOBAL MARKETS, INC.

Dated: November 13, 2012	By:	/s/ Shimon Citron
Shimon Citron Chief Executive Officer

Dated: November 13, 2012	By:	/s/ Guy Elhanani
Guy Elhanani Chief Financial Officer (principal financial and accounting officer)
.