Form 10-K
period 2012-12-31
Win Global Markets, Inc.
filed 2013-03-27
CIK 1175442

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

COMMISSION FILE NO. 000-51255 WIN GLOBAL MARKETS, INC. (Exact Name of Registrant as Specified in Its Charter)

NEVADA	98-0374121
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

6 Yehezkel Koifman Street, Tel-Aviv, Israel	68012
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (972)-73-705-8000

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

Yes ☐    No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter : $9,588,054

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

79,900,451 shares of common stock as of March 26, 2013.

WIN GLOBAL MARKETS, INC.

FORM 10-K
(FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012)

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

PART I

ITEM 1. BUSINESS.

OVERVIEW

We are engaged in the business of offering worldwide online trading of binary options.  We offer online trading of binary options through our wholly-owned Cypriot and Israeli subsidiaries, WGM Services Ltd. (“WGM”) and B Option Ltd. (“B Option”) (only through July 31, 2011), respectively. Worldwide trading is being offered by WGM on www.globaloption.com and www.eztrader.co.il, while in Israel, the same services were offered by B Option on www.options.co.il until July 31, 2011, as further discussed below.

We operate solely through our following wholly owned subsidiaries: (a) Win Global Markets Inc (Israel) Ltd., an Israeli company (formerly: Win Gaming Media (Israel) Ltd.) (“WG Israel”); (b) WGM; (c) B Option (currently not active); and (d) Gaming Ventures PLC, an Isle of Man company (“Gaming”) (currently not active).

Our shares of common stock are currently quoted on the Over-the-Counter (“OTC”) QB market under the symbol “WGMI.”

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

WGM offers an array of underlying assets to invest in. These are:

•	Stock exchange indices, such as NASDAQ or London’s FTSE, Germany’s DAX or France’s CAC.
•	Leading stocks, such as: Coca Cola, Microsoft, Nike, etc.
•	Commodities, such as: Oil, Gold or Silver, etc. (offered only outside the United States)
•	Currencies pairs, such as: USD/EURO, USD/GBP, USD/YEN, etc. (offered only outside theUnited States)

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

RESEARCH AND DEVELOPMENT

We did not invest in research and development in 2012 or 2011.

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

On November 2, 2012, WGM filed an application with CYSEC for the granting of a license to operate as a CIF with respect to its binary options business, as is required by the Law.

We do not believe that operating as a CIF or compliance with the Law will have a material impact on our future results of operations or financial condition in general.

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

EMPLOYEES

Our CEO works as a consultant of the Company. Currently, we employ approximately 35 employees with a variety of professions: technology, finance, support, sales and customer service.

ITEM 1A.  RISKS FACTORS.

Our business involves a high degree of risk, and our securities are highly speculative. Potential investors should carefully consider the risks and uncertainties described below and the other information in this Annual Report on Form 10-K before deciding whether to invest in shares of our common stock. If any of the following risks actually occur, our business, financial condition, and results of operations could be materially and adversely affected. This could cause the trading price of our common stock to decline, with the loss of part or all of an investment in our common stock.  The following risk factors are not the only risk factors we face.  Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business, prospects, financial condition and results of operations.

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

IF WE ARE UNABLE TO OBTAIN FINANCING NECESSARY TO SUPPORT OUR OPERATIONS, WE MAY BE UNABLE TO CONTINUE AS A GOING CONCERN.

We have generated revenues since inception but they were not an adequate source of cash to fund future operations. Historically we have relied on private placement issuances of equity.  We will need to raise additional working capital to fund our ongoing operations and growth.  There can be no assurance that acceptable financing to fund our ongoing operations can be obtained on suitable terms, if at all. If we are unable to obtain the financing necessary to support our operations, we may be unable to continue as a going concern. In that event, we may be forced to cease operations and our stockholders could lose their entire investment in our Company. Our audited consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2012 contain additional Note disclosures describing the circumstances that lead to this disclosure.

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

WE HAVE INCURRED LOSSES SINCE OUR INCEPTION, AND THERE IS NO ASSURANCE THAT PROFITABLE OPERATIONS, IF ACHIEVED, CAN BE SUSTAINED.

We have not yet realized a profit, and we do not expect to be profitable in the near future. We cannot assure you that we will ever achieve profitability. At December 31, 2012, we had an accumulated deficit of $22,453,235. We expect to incur substantial costs that may not be offset by increased revenues. These costs include the following: hiring new staff and investing in marketing of our binary options business.

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

OUR INTERNAL CONTROL OVER FINANCIAL REPORTING WAS NOT CONSIDERED EFFECTIVE AS OF DECEMBER 31, 2012 AND MAY CONTINUE TO BE INEFFECTIVE IN THE FUTURE, WHICH COULD RESULT IN OUR FINANCIAL STATEMENTS BEING UNRELIABLE, GOVERNMENT INVESTIGATION OR LOSS OF INVESTOR CONFIDENCE IN OUR FINANCIAL REPORTS.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and related SEC rules, we are required to furnish an annual report by our management assessing the effectiveness of our internal control over financial reporting. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Management’s report as of the end of 2012 identified a material weakness and concluded that we did not have sufficient effective internal control over financial reporting. Ineffective internal controls can result in errors or other problems in our financial statements.  Even if material weaknesses identified do not cause our financial statements to be unreliable, if we continue to be unable to assert that our internal controls are effective, our investors could still lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline. Failure to maintain effective internal control over financial reporting could also result in investigation or sanctions by regulatory authorities.

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

OUR OFFICERS, DIRECTORS AND FOUNDING STOCKHOLDERS  BENEFICIALLY OWN 12.0% OF OUR OUTSTANDING COMMON STOCK. ACCORDINGLY, IT MAY BE MORE DIFFICULT FOR OUR OUTSIDE STOCKHOLDERS TO SIGNIFICANTLY INFLUENCE MATTERS THAT ARE VOTED UPON BY OUR STOCKHOLDERS, INCLUDING THE ELECTION OF DIRECTORS.

Our officers, directors and founding stockholders beneficially own 12.0% of our issued and outstanding stock. We do not have cumulative voting in the election of directors. Thus, it may be more difficult for purchasers of our common stock to affect the election of any directors to our Board of Directors (our “Board”) and any other matters upon which stockholders may vote in the future.

RISKS RELATED TO OUR COMMON STOCK

THE LIMITED MARKET FOR OUR SHARES WILL MAKE OUR STOCK PRICE MORE VOLATILE. THEREFORE, YOU MAY HAVE DIFFICULTY SELLING YOUR SHARES.

The market for our common stock is limited and we cannot assure you that a larger market will ever be developed or maintained. Currently, our common stock is quoted on the OTCQB. Securities quoted on the OTCQB typically have low trading volumes. Market fluctuations and volatility, as well as general economic, market and political conditions, could reduce our market price. As a result, this may make it difficult or impossible for our stockholders to sell our common stock. In addition, unlike NASDAQ and the various international stock exchanges, there are few corporate governance requirements imposed on OTCQB-quoted companies.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

We leased premises located at 55 Igal Alon Street in Tel-Aviv, Israel until February 1, 2013. Currently, we lease premises located at 6 Yehezkel Koifman Street in Tel Aviv, Israel. These locations consist of approximately 250 and 565 square meters of office space, respectively, and the rent was/is approximately $3,600 and $7,719 per month, respectively. The term of our current lease expires January 31, 2015, with no renewal options.  We do not own or lease any real property elsewhere.

We believe that our current office space is adequate for our future needs for operating our business activities.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET FOR OUR SECURITIES

Our common stock is quoted on the OTCQB under the symbol “WGMI.”  The following sets forth the high and low bid quotations for the common stock as reported on the OTCQB for each quarter in the last two fiscal years. These quotations reflect prices between dealers and do not include retail mark-ups, markdowns, and commissions and may not necessarily represent actual transactions.

	HIGH	LOW
FISCAL YEAR ENDED DECEMBER 31, 2012
First Quarter Ended March 31, 2012	$0.13	$0.05
Second Quarter Ended June 30, 2012	$0.14	$0.08
Third Quarter Ended September 30, 2012	$0.08	$0.06
Fourth Quarter Ended December 31, 2012	$0.06	$0.02

FISCAL YEAR ENDED DECEMBER 31, 2011
First Quarter Ended March 31, 2011	$0.12	$0.01
Second Quarter Ended June 30, 2011	$0.15	$0.08
Third Quarter Ended September 30, 2011	$0.15	$0.05
Fourth Quarter Ended December 31, 2011	$0.13	$0.05

As of March 26, 2013, there were 77 stockholders of record of our common stock.

Continental Stock Transfer & Trust Company is the registrar and transfer agent for our common stock. Their address is 17 Battery Place, New York, NY 10004, U.S.A., telephone: (212) 509-4000.

DIVIDEND POLICY

Historically, we have not declared or paid any cash dividends on our common stock. However, on February 11, 2011, our Board adopted a policy pursuant to which we may pay dividends to our stockholders at a rate of up to 50% of our audited net profits, if any, as such profits are reported in our Annual Report on Form 10-K. Dividends will be paid only if lawful under applicable laws and if not in violation of our financing agreements. Though our Board’s policy sets the maximum rate for such dividends, the amount and timing of any dividend declared and paid will remain in the discretion of the Board and will depend upon our results of operations, financial condition and capital requirements, and such other factors deemed relevant by our Board.  We incurred a loss of $2,330,568 for the year ended December 31, 2012.

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

This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those anticipated in these forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” elsewhere in this Annual Report on Form 10-K.

OUR BUSINESS

We are a company which derives its income from offering online trading of binary options. A small percentage of our income (less than 1%), a reminiscent of our historical activity, is derived from revenue share in the interactive gaming industry, through a third party.

In the course of our activities, we have sustained operating losses. To date, we have not generated sufficient revenues to achieve an operating income or positive cash flow from operations. As of December 31, 2012, we had a negative working capital of $1,048,178 and an accumulated deficit of $22,453,235. There is no assurance that profitable operations, if ever achieved, will be sustained on a continuing basis.

In 2012 and 2011, we derived most of our revenue from many small costumers.

To date, our binary options business has had approximately 18 thousand customers, of which approximately 6,000 are currently active customers. Our binary options’ trading volume for the year ended December 31, 2012 reached approximately $29,200,000, with a profit (difference between customers’ losses and winnings) of $2,143,919.

We refer in this discussion to the fiscal years ended December 31, 2012 and December 31, 2011, as “2012” and “2011,” respectively.

We have generated revenues since inception but they were not an adequate source of cash to fund future operations. Historically, we have relied on private placement issuances of equity, sales of assets and related party loans.

Our efforts are devoted to our binary options business and leveraging our wholly owned subsidiary, Gaming, that is registered with the SEC under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), by either an outright sale or by incorporating new activities which generate revenue.

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

Accounting for stock-based compensation:

We account for stock based compensation to employees in accordance with Financial Accounting Standards Board  ASC Topic 718, “Stock Compensation”. We measure and recognize compensation expense for share-based awards based on estimated fair values on the date of grant using the Black-Scholes option-pricing model. This option pricing model requires that we make several estimates, including the option’s expected life and the price volatility of the underlying stock.

Revenue recognition:

Since March 2010, we have been generating revenues primarily from our binary options business. The online binary options business involves a customer trying to predict the occurrence of a future event that will be settled in a win or lose situation at expiration or the end of the day. There is only a win or lose situation (binary option) and the gain or loss is recognized once every hour, or at the end of each day, week or month depending on the specific chosen expiration period, upon the settlement of the events. Thus, each event commands an end on the same day. We recognize revenues from the binary options net of losses.

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 2012 COMPARED TO YEAR ENDED DECEMBER 31, 2011.

REVENUES AND COST OF REVENUES

We are entitled to royalties from a revenue sharing arrangement upon sublicensing of our products to end-users. We recognize royalties from revenue sharing arrangements during the period based on reports obtained from our customers, through the relevant reporting period, on a monthly basis. In 2012, revenues from such royalties amounted to $9,281 and were a marginal portion of total revenues. During the three months ended March 31, 2011, we stopped generating revenues from our revenue sharing arrangement with Cablevision System Corporation due to the legal termination of such arrangement.

Our total revenues for 2012 increased by 65% to $2,153,200 from $1,307,924 in 2011.  The increase is mainly attributable to the operation of our website www.eztrader.com (acquired in June 2011) from which the majority of our revenues during the second half of 2011 and 2012 were generated.

Cost of revenues for 2012 increased by 23% to $1,383,714 from $1,129,450 in 2011. The increase is attributable to the cost of operating of our binary options business, including employee payroll, and additional costs of sales resulting from the significant growth in the Company’s activity since the acquisition of www.eztrader.com as discussed below.

SALES AND MARKETING

Sales and marketing expenses for 2012 increased by 139% to $1,793,186 from $748,949 for 2011. The increase in sales and marketing expenses is attributable to marketing expenses, primarily consisting of online advertisement of our online trading of binary options sites.

GENERAL AND ADMINISTRATIVE

General and administrative expenses for 2012 decreased by 13% to $1,504,025 from $1,721,400 for 2011. The decrease in general and administrative expenses is primarily attributable to the reduced amortization of intangible assets acquired from Venice Technologies Ltd., an Israeli corporation (“Venice”), on June 5, 2011, partially offset by the expansion of our binary options business, management fee to our CEO and increase in professional service fees in 2011.

FINANCIAL INCOME/EXPENSES

Financial income for 2012 increased to $197,157 from $55,802 for 2011. The increase in financial income is primarily due to currency fluctuations.

NET LOSS AND NET LOSS PER SHARE

Net loss attributable to us in 2012 increased to $2,330,568 from a net loss of $2,236,073 for 2011. Net loss per share (basic and diluted) in 2012 decreased to $0.03 from a net loss of $0.05 for 2011. The net loss in 2012 and 2011 is primarily attributable to the start-up operations of our binary options business which required significant marketing and operational expenses, primarily consisting of online advertisement of our online trading of binary options sites; and due to the amortization of intangible assets acquired from Venice on June 5, 2011.

Our weighted average number of shares of common stock used in computing basic and diluted net loss per share for 2012 was 74,026,695 compared to 46,841,907 shares for 2011.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2012, our total current assets were $312,959 and our total current liabilities were $1,361,137. At December 31, 2012 we had a negative working capital of $1,048,178 compared with a positive working capital of $155,024 as of December 31, 2011. As of December 31, 2012 we had an accumulated deficit of $22,453,235. In 2012, we financed our operations with a combination of revenues and equity issuances, as described below.

Cash and cash equivalents as of December 31, 2012 were $63,200, a decrease of $704,869 from the $768,069 reported at December 31, 2011. Cash balances decreased in 2012 compared to 2011 primarily from the increasing cost of operations of our binary options business.

Operating activities used cash of $1,273,563 in 2012. Cash used by operating activities in 2012 resulted primarily from the increasing cost of operations of our binary options business.

During 2012, we used $81,734 in investing activities, compared to $669,027 used by investing activities in 2011. Cash used in investing activities in the year ended December 31, 2012 resulted from the purchase of property and equipment and short and long term deposits. Cash used in investing activities in the year ended December 31, 2011 resulted from the acquisition of  Venice’s customer database (including liability to customers) and certain software in respect of online trading in binary options, including the domain name www.eztrader.com, for $625,000 in cash.

Financing activities provided cash of $650,428 and $3,114,075 in 2012 and 2011, respectively. Cash provided by financing activities in 2012 resulted primarily from 2012 equity issuances which amounted to $634,000.  Cash provided by financing activities in 2011 resulted primarily from the third and fourth quarter 2011 equity issuances for total consideration of $2,093,011, and $995,000 as a prepayment on account of shares and warrants issued in 2012.

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

On June 5, 2011, the Company entered into securities purchase agreements with five investors (together, the “Investors”), for aggregate consideration of $500,000, pursuant to which the Company issued to the Investors 6,250,000 shares of its common stock at a price of $0.08 per share and issued warrants to purchase 3,125,000 shares of its common stock (the “June 5 Warrants”), at exercise prices per share of $0.08.  No separate consideration was paid for the June 5 Warrants. The June 5 Warrants are exercisable on or after December 5, 2011, until five years from the date of issuance. In addition, the Company undertook that if it would not reach either one of the following goals during the second half of 2011: gross deposits (i.e., funds transferred to the customers’ account for trading) of $2,500,000, trading P&L (i.e., the difference between losses and wins by customers) of $1,250,000, or net profit, as reflected in the Company’s financial statements, of at least $400,000, then the Company shall issue to each Investor an additional warrant to purchase the same number of shares underlying the June 5 Warrant issued to such Investor and under substantially the same terms as the June 5 Warrants. However, the Company met the required goals and thus these contingent warrants were not issued. The total consideration of $500,000 was recorded to equity. The purpose of this equity issuance was to finance the purchase of the assets acquired from Venice.

On July 31, 2011, B Option and Manex Online Trading Ltd. (“Manex”) signed a marketing partnership agreement by which B Option transferred to Manex its entire customer database in exchange for revenue share distributions of 58% to B Option and 42% to Manex.  The agreement also provided that Manex was entitled to use B Option’s domain name www.options.co.il for marketing purposes and to attract and retain B Option’s customers.  On April 19, 2012, B Option and Manex reached another agreement whereby Manex paid B Option approximately $44,000 (in two equal installments, with the first in April 2012 and the second in May 2012) and the parties agreed that following the first payment, B Option would transfer the possession and ownership of the domain name www.option.co.il to Manex, and following the second payment, all obligations between the parties would be deemed satisfied.  Both installments of the $44,000 had been received as of May 2012.

On August 10, 2011, WGM, B Option and ParagonEX Limited, a British Virgin Islands corporation (“ParagonEX”), agreed to terminate certain license agreements between the parties.  According to the termination, the license agreements terminated on July 31, 2011 for total consideration to ParagonEX of $135,000, to be paid in nine equal monthly installments of $15,000. Payments were completed in July 2012.

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

On December 4, 2011, as amended on December 21, 2011, the Company entered into a securities purchase agreement (the “SPA”) with HV Markets Limited (the “HV”), a British Virgin Islands company, effective December 1, 2011, for total consideration of $1,250,000, of which $995,000 had been received by the Company as of December 31, 2011, and the remainder to be received at closing. The closing occurred on February 6, 2012, by which date the entire consideration of $1,250,000 had been received by the Company.  Pursuant to the SPA, the Company agreed to sell to HV an aggregate of 12,500,000 shares of its common stock at a price of $0.10 per share and agreed to issue a warrant to purchase 6,250,000 shares of its common stock (the “December 4 Warrant”), at an exercise price per share of $0.10. No separate consideration was paid for the December 4 Warrant. The December 4 Warrant is exercisable on or after August 6, 2012, until five years from the date of issuance thereof. The SPA provides HV with the right to designate a board member to the Company’s Board.  Gustavo Perrotta was designated to be a member of the Company’s Board by HV and, on May 16, 2012, was elected to the Board by the current members of the Board.

On November 8, 2012, the Company entered into securities purchase agreements with three investors pursuant to which the Company sold an aggregate of 3,790,000 shares of restricted common stock (the “Shares”) at a price of $0.10 per share and warrants to purchase an aggregate of 379,000 shares of common stock (the “Warrants”) at exercise prices per share of $0.10.  No separate consideration was paid for the Warrants.  The Warrants are exercisable on or after May 8, 2013 until twenty-four months from the date of issuance thereof.  The aggregate net proceeds from the sale of the Shares and issuance of the Warrants amounted to $379,000, with $108,000 of such amount being set-off against outstanding loan amounts made to the Company in August 2012 of $54,000 by each of Mr. Shimon Citron, our CEO and a director, and Mr. Ron Lubash, one of our directors.

On March 5, 2013, the Company issued an aggregate of 1,368,920 shares of common stock in connection with the cashless and cash-based (aggregate cash amount of $53,513) exercises of $500,000 of warrants issued in connection with the Company’s March 2008 convertible debt transaction with Mr. Citron.

Off-Balance Sheet Arrangements

As of December 31, 2012, we had no off balance sheet arrangements  that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

OUTLOOK AND ABILITY TO CONTINUE AS A GOING CONCERN

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

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2012, an evaluation was carried out under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure. Based upon that evaluation, the CEO and the CFO concluded that, at December 31, 2012, the design and operation of these disclosure controls and procedures were not sufficiently effective at ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms because of the certain material weakness identified by our management and discussed below.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our evaluation and the material weakness described below, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2012.

Management has identified certain control deficiencies regarding lack of segregation of duties.  Management believes that this material weakness is due to the small size of the Company’s staff.

The ineffectiveness of internal controls as of December 31, 2012 stemmed in large part from our limitations on personnel and financing.  Although we believe the time to adapt in the next year may help position us to provide improved internal control functions into the future, in the interim, these changes caused certain control deficiencies, which in the aggregate resulted in a material weakness.

Changes in Internal Control Over Financial Reporting

There was no change to our internal control over financial reporting that occurred during our fourth quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

As of March 26, 2013, our directors and executive officers, their ages, positions held, and duration of such, were as follows:

NAME	AGE	POSITION	POSITION SINCE

Shimon Citron	58	Director and CEO	2001

Guy Elhanani	39	CFO	2012

Oleg Golynker	39	CTO	2012

Adiv Baruch	49	Director	2006

Ron Lubash	54	Director	2012

Gustavo Perrotta	46	Director	2012

The principal occupations and business experience of each director and executive officer for at least the past five years is as follows:

SHIMON CITRON. Mr. Citron founded us in 2001 and held the positions of CEO and director since our inception until May 8, 2007 when he ceased to be CEO. He resumed his position as CEO on June 1, 2008. Mr. Citron has been the CEO and a director of Gaming since 2008. From 1999 to 2001, Mr. Citron was the founder and President of Gigi Media Ltd., a private company based in Israel engaged in development of internet search engines. From 1994 to 1999, he managed his own private investments in a number of startup companies in Israel.  We believe Mr. Citron’s qualifications to sit on our Board include his years of experience in the financial markets in Israel and globally, as well as his experience in serving as the CEO of a publicly traded entity.

GUY ELHANANI. Mr. Elhanani became our CFO on October 11, 2012.  Since 2007, Mr. Elhanani served as the CFO of InterLogic Ltd., an international provider of online skill games. Prior to joining InterLogic Ltd., Mr. Elhanani was the CFO of Finotec Group Inc. (OTCBB: FTGI), a company engaged in offering online trading of FOREX, contracts for difference (CFDs), options and indices. He has also held the position of corporate controller with On-Track Innovations Ltd. (NASDAQ: OTIV), a company offering contactless smart card technologies. Mr. Elhanani also served as a senior auditor at PricewaterhouseCoopers LLP’s audit office in Israel. Mr. Elhanani holds both a B.A. degree in Accounting and Economics and an M.B.A. degree from the Hebrew University in Jerusalem, and is a Certified Public Accountant in Israel.

OLEG GOLYNKER.  Mr. Golynker  became our CTO on September 5, 2012.  Since 2009, Mr. Golynker was the CTO, and is a co-founder, of Relevanti Media (Israel) Ltd. (“Relevanti”), a company engaged in offering supervised targeted content to websites. From 2007 to 2009, Mr. Golynker served as Vice President of Research and Development of Sportbuzz, a company engaged in sports websites offering fans an arena to share opinions and write articles and blogs. Prior to joining Sportbuzz, Mr. Golynker served for six years as the Vice President of Technology with Variset.com, a print and content application services provider. Mr. Golynker holds an M.S.E. degree in applied mathematics from the Faculty of Information Sciences, Samara State Airspace University in Russia.

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

RON LUBASH. Mr. Lubash became one of our directors on March 29, 2012. Mr. Lubash holds an MBA from the Yale School of Management (1986) and B.Sc. in Civil Engineering from the University of Southern California (1984). Since 2003, Mr. Lubash has been Co-Founder and joint CEO of Markstone Capital Group. Mr.Lubash serves on the board of directors of Elran Real Estate Ltd. ( TASE). We believe Mr. Lubash’s qualifications to sit on our Board include his years of experience in the financial markets, including senior positions in various firms such as The First Boston Corporation, Credit Suisse First Boston (CSFB), Lehman Brothers and others, in Israel and abroad.

GUSTAVO PERROTTA.  Mr. Perrotta became one of our directors on May 16, 2012. Mr Perrotta is the Founder and has been Managing Partner of Hamilton Ventures LLP since 2009, a London based merchant banking boutique engaged in private equity and principal investments. Prior to Hamilton Ventures LLP, Mr. Perrotta was a Managing Director in the London office of Credit Suisse’s Investment Banking Division. Mr. Perrotta holds a degree in Economics from the University of Rome “La Sapienza”.  We believe Mr. Perrotta’s qualifications to sit on our Board include his years of investment banking experience in the financial markets, including senior positions at Credit Suisse and audit experience within the Financial Market Division of Arthur Andersen.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company’s directors, officers and stockholders who beneficially own more than 10% of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act, collectively referred to herein as the “Reporting Persons,” to file initial statements of beneficial ownership of securities and statements of changes in beneficial ownership of securities with respect to the Company’s equity securities with the SEC. All Reporting Persons are required by SEC regulation to furnish us with copies of all reports that such Reporting Persons file with the SEC pursuant to Section 16(a).  Based solely on our review of the copies of such reports and upon written representations of the Reporting Persons received by us, we believe that all Section 16(a) filing requirements applicable to such Reporting Persons have been met, except as follows:

Mr. Eleg Golynker, our CTO, failed to timely file a Form 3 reporting his initial beneficial ownership of our common stock following his becoming our CTO on September 13, 2012.  Mr. Golynker filed his Form 3 on September 28, 2012.

Mr. Shimon Citron, our CEO, failed to timely file a Form 4 reporting the open market purchases of an aggregate of 20,000 shares of our common stock on November 1, 2012.  Mr. Citron filed a Form 4 reporting these purchases on November 19, 2012.

AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT

During fiscal 2012, our Audit Committee was comprised of Mr. Baruch. Using the NASDAQ stock market listing rules definition of an independent director, our Board determined that Mr. Baruch qualifies as an independent director. Our Board has determined, based on his qualifications and background described above,  that Mr. Baruch satisfies the definition of an “audit committee financial expert” as set forth in Item 407(d)(5) of Regulation S-K. Our Audit Committee held one meeting during 2012.

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

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE FOR FISCAL 2011 THROUGH 2012

The following Summary Compensation Table sets forth information concerning compensation during 2012 and 2011 for services in all capacities awarded to, earned by or paid to Mr. Citron. No other executive officers who were serving as our executive officers at the end of 2012 received more than $100,000 in total compensation in 2012, and there were no individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer at the end of 2012.

NAME AND PRINCIPAL POSITION	YEAR	SALARY($)	BONUS($)	NONEQUITY INCENTIVE PLAN COMPENSATION($)	TOTAL($)

Shimon Citron,
Chief Executive
Officer	2012	200,000	0	0	200,000
	2011	200,000	231,000	50,000	481,000

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2012

The following table presents the outstanding equity awards held as of December 31, 2012 by our CEO. All such awards were stock options.

NAME	EXERCISABLE		UNEXERCISABLE	EXERCISE PRICE	EXPIRATION DATE

Shimon Citron	1,000,000	(1)	0	$0.06	September 15, 2018
Shimon Citron	1,863,000	(2)	0	$1.15	April 3, 2016

(1)	Granted September 15, 2008 and fully vested September 15, 2011.
(2)	Granted April 3, 2006 to Citron Investments Ltd., for which Mr. Citron is the sole stockholder, and fully vested April 1, 2007.

COMPENSATION OF DIRECTORS

We have agreements with each of our directors, pursuant to which we have agreed to reimburse them for reasonable and necessary expenses incurred in connection with attendance at meetings of the Board and other Company business.  None of our directors are being compensated in cash for their services.

The following table provides information regarding compensation earned by, awarded or paid to each person for serving as a non-employee director during the year ended December 31, 2012.

DIRECTOR COMPENSATION

NAME	OPTION AWARDS		TOTAL

Adiv Baruch (1)	$0		$0
Ron Lubash (2)	$63,930(	4)	$63,930
Gustavo Perrotta (3)	$33,332(	4)	$33,332

(1) Mr. Baruch had 1,992,261 options outstanding as of December 31, 2012.

(2) Mr. Lubash had 600,000 options outstanding as of December 31, 2012.

(3) Mr. Perrotta had 600,000 options outstanding as of December 31, 2012.

(4) The dollar value recognized for the stock option award was determined in accordance with FASB ASC Topic 718.  For information on the determination of the fair value of each option granted as of the grant date, and of assumptions made with respect to the value of option awards, see in this Annual Report on Form 10-K, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” and “Notes to Consolidated Financial Statements—Note 10. Share Capital”.

ENGAGEMENT AGREEMENTS CONCERNING NAMED EXECUTIVE OFFICER

On September 23, 2008, we entered into a consulting agreement (the “Citron Consulting Agreement”) with Citron Investments Ltd. (the “Consultant”), an Israeli corporation wholly owned by our director and CEO, Mr. Citron. Pursuant to the Citron Consulting Agreement, we retained the services of the Consultant to provide the services of Mr. Citron as our CEO in a part time capacity.  Pursuant to the Citron Consulting Agreement, we are required to pay the Consultant a monthly fee of $10,000, and will reimburse expenses incurred by the Consultant in connection with one automobile owned and operated by the Consultant not to exceed $1,000 per month and shall include Mr. Citron in its liability insurance program for officers and directors. In addition, under the terms of the Citron Consulting Agreement, should our valuation based on the price per share of our shares as quoted on the stock exchange or on an automatic quotation system (such as the OTCQB) in which our shares are listed or quoted, during the term of the Citron Consulting Agreement, exceed $10,000,000 throughout a continuous period of at least 30 consecutive days, then the Consultant shall be entitled to receive from us a special bonus equaling 2% of the average of our valuation in such 30-day period. The term of the Citron Consulting Agreement is 6 months, effective June 6, 2008 with automatic extension for an undefined period. The Citron Consulting Agreement can be terminated by either party for no reason with a 90-day advance written notice or for a material breach with a 14-day advance written notice if such a breach was not cured during the aforesaid 14-day period.

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

On April 15, 2012, our Board approved an additional bonus of $231,000 for services performed by Mr. Citron in 2011, and in particular, for exceeding the Board’s goals and expectations with respect to the equity issuances in 2011 and the closing of the Venice acquisition, each as described above.  Such bonus was advanced to Mr. Citron at the end of 2011.

As of December 31, 2012, the Company had outstanding management fees and advances to be repaid to Mr. Citron (personally and through his private company), in the aggregate amount of $142,182.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information, to the best of our knowledge, as of March 26, 2013 (unless provided herein otherwise), with respect to holdings of our common stock by (1) each person known by us to be the beneficial owner of more than 5% of the total number of shares of our common stock outstanding as of such date; (2) each of our directors; (3) each of our named executive officers; and (4) all of our directors and our current executive officers as a group. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

NAME AND ADDRESS OF BENEFICIAL OWNER (1) AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP (2) PERCENT OF CLASS (3)

5% BENEFICIAL OWNERS

HV Markets Limited (4)	18,750,000	21.8%
P.O. Box 3175
Road Town, Tortola
British Virgin Islands

Ricx Investments Ltd. (5)	21,500,000	24.9%
Anemomylos Office Building
8 Michael Karaolis Street
1095 Nicosia
Cyprus

Shimon Citron (6)	7,642,015	9.1%

Pini Gershon (7)	4,581,950	5.7%
8 Shfeya Street
Tel Aviv, L3
Israel

OTHER DIRECTORS AND EXECUTIVE OFFICERS:
Adiv Baruch (8)	1,992,261	2.4%

Ron Lubash (9)	375,000	*

Gustavo Perrotta (10)	300,000	*

Guy Elhanani (11)	33,333	*

Oleg Golynker (11)	33,333	*

All directors and current executive officers as a
group (6 persons)(6)(8)(9)(10)(11)(12)	10,375,942	12.0%

* = Less than 1%

(1) Unless otherwise provided, all addresses are c/o Win Global Markets, Inc. at the address set forth on the cover page of this Annual Report on Form 10-K.
(2) Except as otherwise indicated, all shares are beneficially owned and sole investment and voting power is held by the persons named.
(3) Applicable percentages of ownership are based on 79,900,451 shares of our common stock outstanding on March 26, 2013, plus any common stock equivalents and options or warrants held by such holder which are currently or will become exercisable within 60 days after each such date.
(4) Includes warrants to acquire 6,250,000 shares of common stock at an exercise price of $0.10 per share. This information is as of February 16, 2012 and is based solely on a Schedule 13D filed by HV with the SEC on February 16, 2012. In accordance with the disclosures set forth in such Schedule 13D, HV reports sole voting and dispositive power over all such shares of common stock.
(5) Includes warrants to acquire 6,250,000 shares of common stock at an exercise price of $0.08 per share and warrants to acquire 250,000 shares of common stock at an exercise price of $0.10 per share. This information is as of November 16, 2012 and is based solely on a Schedule 13D/A filed by Ricx with the SEC on November 16, 2012. In accordance with the disclosures set forth in such Schedule 13D/A, Ricx reports sole voting and dispositive power over all such shares of common stock.
(6) Includes options to acquire 1,000,000 shares of common stock at an exercise price of $0.06 per share, warrants to acquire 840,336 shares of common stock at an exercise price of $0.0595 per share and warrants to acquire 54,000 shares of common stock at an exercise price of $0.10 per share. Also includes options to acquire, as the sole stockholder of Citron Investments Ltd., 1,863,000 shares of common stock at an exercise price of $1.15 per share.
(7) Includes warrants to acquire 625,000 shares of common stock at an exercise price of $0.08 per share. This information is as of May 23, 2011 and is based on a Schedule 13G/A and Form 4 filed by Pini Gershon with the SEC on November 29, 2010 and May 23, 2011, respectively, and on information subsequently available to the Company. In accordance with the disclosures set forth in such Schedule 13G/A, Pini Gershon reports sole voting and dispositive power over all shares held as of November 29, 2010, including the warrants to acquire 625,000 shares of common stock.
(8) Includes options to acquire 200,000, 192,261, 600,000 and 1,000,000 shares of common stock at exercise prices of $0.725, $1.00, $0.06 and $0.11 per share, respectively.
(9) Includes options to acquire 375,000 shares of common stock at an exercise price of $0.10 per share.
(10) Includes options to acquire 300,000 shares of common stock at an exercise price of $0.10 per share.
(11) Includes options to acquire 33,000 shares of common stock at an exercise price of $0.10 per share.
(12) Includes options or warrants to acquire an aggregate of 6,491,263 shares of common stock.

The following table summarizes certain information regarding our equity compensation plans as of December 31, 2012:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders—2004 Global Share Option Plan	8,705,261	$0.44	11,294,739
Equity compensation plans not approved by security holders	0	0	0
Total	8,705,261	$0.44	11,294,739

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Effective April 1, 2011, we appointed Mr. Shlomi Zedkia as our CFO. This appointment was made pursuant to an agreement signed between us and Shvarts-Zedkia & Co., an Israeli financial management consulting firm in which Mr. Zedkia is a partner, whereby Mr. Zedkia was compensated approximately $33,600 in 2011 for his services as our CFO. Therefore, we did not have separate compensation arrangements with Mr. Zedkia.  Mr. Zedkia ceased to be our CFO on December 8, 2011.

On December 6, 2011, we appointed Mr. Shahar Ben Moshe as our CFO, effective December 8, 2011.  Mr. Ben Moshe replaced Mr. Zedkia as our CFO.  Mr. Ben Moshe was employed pursuant to an employment agreement with WGM. Pursuant to the employment agreement, Mr. Ben Moshe’s monthly salary equaled a gross amount of (a) NIS 15,000 during the first 90 days of employment, (b) NIS 16,500 beginning on the 91st day of employment through the end of the 6th month of employment and (c) NIS 18,000 after 6 months of employment.  WGM further agreed to grant Mr. Ben Moshe, following three months of employment, an option to purchase 400,000 shares of the registrant’s common stock at exercise prices of $0.10 per share (the “Options”).  Mr. Ben Moshe ceased to be our CFO on August 31, 2012 with no Options having been issued.

On September 13, 2012, we appointed Guy Elhanani as our CFO, effective October 11, 2012. Mr. Elhanani replaced Mr. Ben Moshe. Mr. Elhanani is employed pursuant to an employment agreement with WG Israel.  Pursuant to the employment agreement, Mr. Elhanani’s monthly salary equals a gross monthly amount of NIS 30,000. WG Israel further agreed to grant Mr. Elhanani options to purchase 400,000 shares of our common stock at exercise prices of $0.10 per share. The options were granted pursuant to our 2004 Global Share Option Plan, as amended (the “Plan”), and expire five years from the date of grant.

On September 13, 2012, we appointed Oleg Golynker as our CTO, effective September 5, 2012.  Mr. Golynker will be employed pursuant to two agreements: (1) a service agreement (the “Service Agreement”) between Relevanti and WGM dated September 5, 2012, and (2) an employment agreement (the “Golynker Employment Agreement”) between us and Mr. Golynker, dated September 5, 2012 and effective January 1, 2013 (the “Golynker Effective Date”).  Pursuant to the Service Agreement, Relevanti, through Mr. Golynker, was responsible to provide us development and management services at a monthly cost of $10,000. The Service Agreement terminated on December 31, 2012.  From the Golynker Effective Date and following the termination of the Service Agreement, Mr. Golynker is employed as our CTO. Pursuant to the Golynker Employment Agreement, Mr. Golynker's monthly salary equals (a) NIS 42,800 beginning on January 1, 2013 and (b) NIS 46,000 beginning on January 1, 2014 and thereafter. WGM  further agreed to grant Mr. Golynker options to purchase 400,000 shares of our common stock at exercise prices of $0.10 per share. The options were granted pursuant to the Plan and expire five years from the date of grant.

On November 8, 2012, the Company entered into securities purchase agreements with three investors pursuant to which the Company sold the Shares and issued the Warrants (the “Transaction”).  No separate consideration was paid for the Warrants.  The Warrants are exercisable on or after May 8, 2013 until twenty-four months from the date of issuance thereof.  The aggregate net proceeds from the sale of the Shares and issuance of the Warrants amounted to $379,000, with $108,000 of such amount being set-off against outstanding loan amounts made to the Company in August 2012 of $54,000 by each of Mr. Shimon Citron, our CEO, and Mr. Ron Lubash, one of our directors.  Mr. Citron received 540,000 of the Shares for total consideration of $54,000, and was issued 54,000 of the Warrants.  Following the closing of the Transaction, Mr. Lubash held approximately twelve percent of the outstanding equity interests of Ricx, with Ricx having received 2,500,000 of the Shares for total consideration of $250,000 (excluding Mr. Lubash’s $54,000 aforementioned set-off amount), and was issued 250,000 of the Warrants.

DIRECTOR INDEPENDENCE

Using the NASDAQ stock market listing rules definition of an independent director, our Board determined that Mr. Baruch, Mr. Lubash and Mr. Perrotta qualify as independent directors.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Our Audit Committee retained Ziv Haft, a member of the BDO Network (“BDO”), as our independent registered public accounting firm for the fiscal year ended December 31, 2012.

The following table summarizes the fees BDO billed for the last two fiscal years for audit services and other services:

FEE CATEGORY	2012	2011

Audit Fees (1)	$35,000	$35,000
Audit Related Fees	-	-
Tax Fees (2)	$10,000	$10,000
All Other Fees	-	-

Total Fees	$45,000	$45,000

(1)
Consists of fees for professional services rendered in connection with the audit of our financial statements for the years ended on December 31, 2012 and December 31, 2011, the reviews of the financial statements included in each of our Quarterly Reports on Form 10-Q during 2012 and 2011, and fees for professional services rendered in connection with documents filed, including the registration statement on Form 20-F for Gaming, with the SEC during those quarters.

(2)	Consists of fees relating to our tax compliance.

PRE-APPROVAL POLICIES AND PROCEDURES

None of the audit-related fees billed in fiscal 2012 and 2011 related to services provided under the de minimis exception to the SEC’s audit committee pre-approval requirements.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) Financial Statements filed as part of this Annual Report on Form 10-K:

Page

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets, as of December 31, 2012 and 2011	F-2 – F-3

Consolidated Statements of Operations, For the Years Ended December 31, 2012 and 2011	F-4

Consolidated Statements of Comprehensive Income, For the Years Ended December 31, 2012 and 2011	F-5

Statements of Changes in Equity, For the Years Ended December 31, 2012 and 2011	F-6

Consolidated Statements of Cash Flows, For the Years Ended December 31, 2012 and 2011	F-7

Notes to Consolidated Financial Statements	F-8 – F-22

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions, or are inapplicable, and therefore have been omitted.

(b) Exhibits

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION

3.1
Composite copy of the Company’s Articles of Incorporation as amended on January 27, 2012 (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 16, 2012).

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to our Form SB-2 (File No. 333-91356) filed with the Securities and Exchange Commission on June 27, 2002).

4.1
Form of Common Stock Purchase Warrant dated October 20, 2010 issued by the Company (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 20, 2010).

4.2	Form of Common Stock Purchase Warrant dated June 5, 2011 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the Securities and Commission on June 9, 2011).

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

4.6
Common Stock Purchase Warrant dated March 6, 2008 issued by Zone 4 Play Inc. to Shimon Citron (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K (File No. 000-51255) filed with the Securities and Exchange Commission on March 14, 2008).+

4.7*	Form of Common Stock purchase Warrant dated November 8, 2012. +

10.1*	2004 Global Share Option Plan, as amended, of Win Global Markets, Inc.+

10.2
Sample Agreement under the Company’s 2004 Global Share Option Plan (incorporated  by reference to Exhibit 10.25 to our Annual Report on Form 10K-SB (File No. 000-51255) filed with the Securities and Exchange Commission on April 11, 2006).+

10.3	Consulting Agreement, dated September 23, 2008, between the Company and Citron Investments Ltd. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-51255) filed with the Securities and Exchange Commission on September 25, 2008).+

10.4
Addendum dated December 9, 2010, to Consulting Agreement, dated September 23, 2008, between the Company and Citron Investments Ltd. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission  on December 13, 2010).+

10.5
Purchase Agreement by and between WGM Services Ltd. and Venice Technologies Ltd, entered into on May 4, 2011 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on May 4, 2011).

10.6
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

10.8
Regulation S Securities Purchase Agreement dated June 5, 2011 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 9, 2011).

10.9
Form of Regulation S Securities Purchase Agreement for Common Stock and Warrants of the Company dated August 4, 2011 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 5, 2011).

10.10
Form of Securities Purchase Agreement dated August 22, 2011 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 24, 2011).

10.11
Regulation S Securities Purchase Agreement for Common Stock and Warrants  (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 8, 2011).

10.12
First Amendment to Securities Purchase Agreement, dated December 21, 2011, between the registrant and HV Market Limited (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 22, 2011).

10.13
Employment Agreement, dated September 10, 2012, between Win Global Markets Inc (Israel) Ltd. and Guy Elhanani (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 13, 2012).+

10.14
Employment Agreement, dated September 5, 2012, between Win Global Markets Inc (Israel) Ltd. and Oleg Golynker (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 13, 2012).+

10.15*	Form of Securities Purchase Agreement dated November 8, 2012.+

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 16, 2012).

23.1*	Consent of Ziv Haft, a member of the BDO network.

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

101.1**
The following materials from the Company’s Annual Report on Form 10-K for the year  ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language):  (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) Statements of Changes in  Equity, (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements, tagged as blocks of text and in detail.

*	Filed herewith.

**	Furnished herewith.

+	Management contract or compensation plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WIN GLOBAL MARKETS, INC.

By:	/s/ Shimon Citron
Shimon Citron
Chief Executive Officer

Date: March 27, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Shimon Citron Shimon Citron	Director and Chief Executive Officer (principal executive officer)	March 27, 2013

/s/ Guy Elhanani	Chief Financial Officer (principal financial and accounting officer)	March 27, 2013
Guy Elhanani

/s/ Adiv Baruch	Director	March 27, 2013
Adiv Baruch

/s/ Ron Lubash	Director	March 27, 2013
Ron Lubash

/s/ Gustavo Perrotta	Director	March 27, 2013
Gustavo Perrotta

WIN GLOBAL MARKETS, INC.
AND ITS SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2012

IN U.S. DOLLARS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of
WIN GLOBAL MARKETS, INC.

We have audited the accompanying consolidated balance sheets of Win Global Markets, Inc. (the “Company”) and its subsidiaries as of December 31, 2012 and 2011 and the related consolidated statements of operations, comprehensive income, changes in equity and cash flows for the two years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 2012 and 2011 and the related consolidated results of their operations and cash flows for the two years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1.C to the consolidated financial statements, the Company has suffered losses from operations and has negative cash flows from operations that raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans as to these matters are also discussed in the Note. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of these uncertainties.
Tel Aviv, Israel

March 27, 2013

/s/ Ziv Haft Certified Public Accountants (Isr.) BDO Member Firm

WIN GLOBAL MARKETS, INC. AND ITS SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

U.S. dollars

	December 31,
	2012	2011

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$63,200	$768,069
Short term deposit	22,716	-
Receivable from credit card companies	222,543	263,695
Other accounts receivable and prepaid expenses (Note 5)	4,500	22,854

Total current assets	312,959	1,054,618

LONG TERM DEPOSIT	-	36,672

PROPERTY AND EQUIPMENT, NET (Note 6)	120,610	58,505

INTANGIBLE ASSETS (Note 3)	132,694	587,194

Total assets	$566,263	$1,736,989

The accompanying Notes are an integral part of the consolidated financial statements.

WIN GLOBAL MARKETS, INC. AND ITS SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

U.S. dollars

	December 31,
	2012	2011

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Short-term bank credit	$42,492	$26,064
Deposit from players	546,850	364,465
Accounts payables	127,968	93,274
Related parties	194,475	-
Accrued expenses and other account payables (Note 7)	449,352	415,791

Total current liabilities	1,361,137	899,594

LONG TERM LIABILITIES:
Prepayment on account of shares	-	995,000

Total liabilities	1,361,137	1,894,594

COMMITMENTS AND CONTINGENT LIABILITIES (Note 9)

EQUITY (DEFICIENCY) (Note 10):
Common stock of $ 0.001 par value:
Authorized: 150,000,000 shares at December 31, 2012 and 75,000,000 at December 31, 2011; Issued and outstanding: 78,531,531 shares at December 31, 2012 and 62,241,531 shares at December 31, 2011.	78,532	62,242
Additional paid-in capital	21,579,829	19,902,820
Accumulated deficit	(22,453,235)	(20,122,667)

Equity (deficiency)	(794,874)	(157,605)

Total liabilities and equity	$566,263	$1,736,989

The accompanying Notes are an integral part of the consolidated financial statements.

WIN GLOBAL MARKETS, INC. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

U.S. dollars

	Year ended December 31,
	2012	2011

Revenues:
Revenues from binary options business	$2,143,919		$1,287,038
Revenues from royalties	9,281		20,886

Total revenues	2,153,200		1,307,924

Cost of revenues	1,383,714		1,129,450

Gross profit	769,486		178,474

Operating expenses:

Selling and marketing	1,793,186		748,949
General and administrative (Note 8)	1,504,025		1,721,400

Total operating expenses	3,297,211		2,470,349

Operating loss	(2,527,725)		(2,291,875)

Financial income, net (Note 12)	197,157		55,802

Net loss before taxes on income	(2,330,568)		(2,236,073)
Taxes on income (Note 11)	-		-

	(2,330,568)		(2,236,073)

Net loss	(2,330,568)		(2,236,073)

Net loss attributable to the Company	$(2,330,568)		$(2,236,073)

Total basic and diluted net loss per share	$(0.03)	$	(0.05)

Weighted average number of common stock used in computing basic and diluted net loss per share	74,026,695		46,841,907

The accompanying Notes are an integral part of the consolidated financial statements.

WIN GLOBAL MARKETS, INC. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

U.S. dollars

	Year ended December 31,
	2012	2011
Net income (loss)	$(2,330,568)	$(2,236,073)
Other comprehensive income, net of tax:	-	-

Total comprehensive income	$(2,330,568)	$(2,236,073)

The accompanying Notes are an integral part of the consolidated financial statements.

WIN GLOBAL MARKETS, INC. AND ITS SUBSIDIARIES
STATEMENTS OF CHANGES IN EQUITY

U.S. dollars

	Common stock	Share capital	Additional paid-in capital	Accumulated deficit	Total shareholders’ equity (deficiency)
	Number	Amount

Balance as of December 31, 2010	36,069,031	$36,069	$17,767,983	$(17,886,594)	$(82,542)

Issuance of shares and warrants	26,172,500	26,173	2,066,838	-	2,093,011
Stock – based compensation	-	-	67,999	-	67,999
Net loss	-	-	-	(2,236,073)	(2,236,073)
Issuance of shares and warrants	26,172,500	26,173	2,066,838	-	2,093,011

Balance as of December 31, 2011	62,241,531	$62,242	$19,902,820	$(20,122,667)	$(157,605)

Issuance of shares and warrants	16,290,000	16,290	1,612,710	-	1,629,000
Stock – based compensation	-	-	64,299	-	64,299
Net loss	-	-	-	(2,330,568)	(2,330,568)

Balance as of December 31, 2012	78,531,531	$78,532	$21,579,829	$(22,453,235)	$(794,874)

The accompanying Notes are an integral part of the consolidated financial statements.

WIN GLOBAL MARKETS, INC. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars

	Year ended December 31,
	2012	2011
Cash flows from operating activities:

Net loss	$(2,330,568)	$(2,236,073)
Adjustments required to reconcile net loss to net cash used in operating activities:
Change in value of derivative	-	(64,000)
Depreciation and amortization	488,085	579,996
Stock-based compensation	64,299	67,999
Decrease (increase) in credit cards companies	41,152	(194,005)
Decrease (increase) other account receivables	18,354	(2,080)
Increase (decrease) in trade payables	34,694	(57)
Increase in accrued expenses and deferred revenues	215,946	116,773
Increase in related parties	194,475	-

Net cash used in operating activities	(1,273,563)	(1,731,447)

Cash flows from investing activities:

Purchase of property and equipment	(95,690)	(15,808)
Purchase of intangible asset	-	(625,000)
Short term bank deposit	(22,716)	-
Long term bank deposit	36,672	(28,219)

Net cash used in investing activities	(81,734)	(669,027)

Cash flows from financing activities:

Short-term bank credit, net	16,428	26,064
Issuance of shares, and warrants	634,000	2,093,011
Prepayment on account of shares	-	995,000

Net cash provided by financing activities	650,428	3,114,075

Increase (Decrease) in cash and cash equivalents	(704,869)	713,601
Cash and cash equivalents at the beginning of the year	768,069	54,468

Cash and cash equivalents at the end of the year	63,200	768,069

Supplemental disclosure of cash flows information:
Cash paid during the period for:
Interest	$-	$55

The accompanying Notes are an integral part of the consolidated financial statements.

WIN GLOBAL MARKETS, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars

NOTE 1:-                 GENERAL:

A.
Win Global Markets, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on April 23, 2002. Effective as of October 24, 2011, the Company changed its name to Win Global Markets, Inc.  The Company’s shares are currently quoted on the OTCQB under the symbol “WGMI.” The Company is engaged in offering online trading of binary options (see B. below).

The Company conducts its operations and business with and through its subsidiaries, (a) Win Global Markets Inc (Israel) Ltd., an Israeli company (b) WGM Services Ltd., a company registered in Cyprus (“WGM”); (c) B Option Ltd., an Israeli company (“B Option”) (currently not active); and (d) Gaming Ventures PLC, an Isle of Man company (currently not active).

B.
Since March 28, 2010, the Company has been offering online trading of binary options. Specifically, the Company markets its online binary options business towards customers who are seeking to realize profits from their trades within a short period of time.

Between March 28, 2010 and July 31, 2011, the Company offered online trading of binary options through two of its wholly-owned subsidiaries in Cyprus and Israel. Worldwide trading continues to be offered by WGM on www.globaloption.com in Cyprus. The same services were featured through B Option, on www.options.co.il, until July 31, 2011.

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

WIN GLOBAL MARKETS, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars

NOTE 1:-                 GENERAL (Cont.):

C.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered losses from operations and negative cash flows from operations since inception. For the year ended December 31, 2012, the net loss attributable to the Company was $2,330,568 and the negative cash flows from operations were $1,273,563.

The Company’s gross profit in 2012 amounted to $769,486, as compared to gross profit in 2011 of $178,474, due to the launch and expansion of the Company’s binary options business in those years.

As of December 31, 2012, deposits from players amounted to $546,850, while current assets were $312,959. Players may withdraw their deposits upon demand.

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

WIN GLOBAL MARKETS, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars

NOTE 2:-                 SIGNIFICANT ACCOUNTING POLICIES (Cont.):

D.	Comprehensive income
As the Company has no comprehensive income (loss), there is no difference between net loss and total comprehensive income (loss).

E.	Cash equivalents:
Cash equivalents are short-term highly liquid investments that are readily convertible to cash with original maturities of three months or less.

F.	Property and equipment:

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

The Company accounts for stock based compensation to employees in accordance with FASB ASC Topic 718, “Stock Compensation”. The Company measures and recognizes compensation expense for share-based awards based on estimated fair values on the date of grant using the Black-Scholes option-pricing model. This option pricing model requires that the Company make several estimates, including the option’s expected life and the price volatility of the underlying stock. For the years ended December 31, 2012 and 2011, the Company recorded stock based compensation costs in the amount of $64,299 and $67,999, respectively. For the year ended December 31, 2012, the Company’s total unrecognized stock-based compensation costs amounted to $87,792.

H.	Revenue recognition:

Since March 28, 2010, the Company began generating revenues from its binary options business. The online binary options trading business involves a customer trying to predict the occurrence of a future event that will be settled in a win or lose situation at expiration or the end of the day. There is only a win or lose situation (binary option) and the gain or loss is recognized once every hour, or at the end of each day. Thus, each event commands an end on the same day. The Company recognizes revenues from the binary operation net of losses.

WIN GLOBAL MARKETS, INC. AND ITS SUBSIDIARIES
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

WIN GLOBAL MARKETS, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars

NOTE 2:-                 SIGNIFICANT ACCOUNTING POLICIES (Cont.):

L.	Basic and diluted net income (loss) per share - EPS:

Basic net (income) loss per share is computed based on the weighted average number of common shares outstanding during each year. Diluted loss per share is computed based on the weighted average number of common shares outstanding during each year, plus dilutive potential common shares considered outstanding during the year. For each of the years ended December 31, 2011 and 2012, the Company incurred a net loss and therefore no diluted EPS was presented and all common stock equivalents were anti-dilutive.

M.	Impact of recently issued Accounting Standards:

In July 2012, the FASB issued Accounting Standard Update (“ASU”) 2012-02, “Intangibles—Goodwill and Other (Topic 350): Testing Indefinite Intangibles Assets for Impairment,” which amended the guidance in ASC 350-30 on testing indefinite-lived intangible assets, other than goodwill, for impairment allowing an entity to perform a qualitative impairment assessment. If the entity determines that it is not more likely than not that the fair value of the reporting unit is less than the carrying amount, further testing of indefinite-lived intangible assets for impairment is not required and the entity would not need to calculate the fair value of the asset and perform a quantitative impairment test. In addition, the standard did not amend the requirement to test these assets for impairment between annual tests if there is a change in events or circumstances; however, it revised the examples of events and circumstances that an entity should consider in interim periods, which are identical to those assessed in the annual qualitative assessment described above. ASU 2012-02 was effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption being permitted. The Company believes that the adoption of this standard will not have a material impact on its consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (210): Disclosures about Offsetting Assets and Liabilities,” which requires additional disclosures about the nature of an entity’s rights of setoff and related arrangements associated with its financial instruments and derivative instruments. The disclosure requirements are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods therein, with retrospective application required. In January 2013, the FASB issued ASU No. 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” The Company believes that the adoption of both the standard and the update will not have a material impact on its consolidated financial statements.

WIN GLOBAL MARKETS, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars

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

The balance of intangible assets as of December 31, 2012 includes the unamortized amount of the software platform which amounted to $132,694.

NOTE 4:-                 FAIR VALUE MEASUREMENT:

Items carried at fair value as of December 31, 2012 and 2011 are classified in the table below in one of the three categories described in Note 2.K.

	Fair value measurements using input type
	December 31, 2012
	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$63,200	$-	$-	$63,200

	$63,200	$-	$-	$63,200

	Fair value measurements using input type
	December 31, 2011
	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$768,069	$-	$-	$768,069

	$768,069	$-	$-	$768,069

WIN GLOBAL MARKETS, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars

NOTE 5:-                 OTHER ACCOUNTS RECEIVABLE, PREPAID EXPENSES AND RELATED PARTIES:

	December 31,
	2012	2011

Government authorities	-	8,106
Prepaid expenses and other	4,500	14,748

	$4,500	$22,854

NOTE 6:-                 PROPERTY AND EQUIPMENT, NET:

	December 31,
	2012	2011
Cost:
Computers and peripheral equipment	$150,268	$56,544
Electronic devices	7,642	6,648
Leasehold improvements	15,704	15,704
Office furniture and equipment	13,928	12,956

	187,542	91,852
Accumulated depreciation:
Computers and peripheral equipment	58,739	28,601
Electronic devices	2,103	1,008
Leasehold improvements	4,175	2,605
Office furniture and equipment	1,915	1,133

	66,932	33,347

Depreciated cost	$120,610	$58,505

Depreciation expenses were $33,585 and $20,190 for the years ended December 31, 2012 and 2011, respectively.

NOTE 7:-                 ACCRUED EXPENSES AND OTHER ACCOUNT PAYABLES:

	December 31,
	2012	2011

Accrued expenses to suppliers	$142,000	$201,369
Employees and wage-related liabilities	307,352	109,422
Liabilities to ParagonEX	-	105,000

	$449,352	$415,791

WIN GLOBAL MARKETS, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars

NOTE 8:-                 GENERAL AND ADMINISTRATIVE EXPENSES:

	December 31,
	2012	2011

Depreciation and amortization	$488,085	$579,996
Management fees	200,000	481,000
Professional fees	342,890	148,555
Payroll and related	116,809	137,150
Legal fees	108,562	110,556
Maintenance	40,665	53,615
Rent	47,933	47,277
Other	159,081	163,251

	$1,504,025	$1,721,400

NOTE 9:-                 COMMITMENTS AND CONTINGENT LIABILITIES:

Lease commitments:

The Company leases its facilities under a lease agreement in Israel. This location for 2012 and 2011 consists of approximately 250 square meters of office space and the rent is approximately $3,600 per month. The Company’s current lease ended February 1, 2013. The Company has a new location beginning February 1, 2013 and ending January 31, 2015 for $7,719 monthly rent.  Future minimum commitments under non-cancelable operating leases as of December 31, 2012 are as follows:

Rental of
Year ending December 31,	premises

2013	$121,661
2014	$127,136
2015	$10,595

$259,392

Total rent and other attendant expenses for the years ended December 31, 2012 and 2011 were approximately $47,933 and $47,277, respectively.

WIN GLOBAL MARKETS, INC. AND ITS SUBSIDIARIES
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

C.
On June 5, 2011, the Company entered into securities purchase agreements with five investors (together, the “Investors”), for total consideration of $500,000, pursuant to which the Company issued to the Investors an aggregate of 6,250,000 shares of its common stock  and issued warrants to purchase 3,125,000 shares of its common stock , at exercise prices per share of $0.08. No separate consideration was paid for the warrants. The warrants are exercisable six months after the date of issuance thereof, until five years from the date of issuance thereof. In addition, the Company undertook that if it does not reach either one of the following goals during the second half of 2011: gross deposits (i.e., funds transferred to the customers’ account for trading) of $2,500,000, trading P&L (i.e., the difference between losses and wins by customers) of $1,250,000, or net profit, as reflected in the Company’s financial statements, of at least $400,000, then the Company shall issue to each Investor an additional warrant to purchase the same number of shares underlying the warrants issued to such Investor and under substantially the same terms as such warrants. However, the Company met the required goals and thus these contingent warrants were not issued.  The total consideration of $500,000 was recorded to equity. The purpose of this equity issuance was to finance the purchase of the assets acquired from Venice.

WIN GLOBAL MARKETS, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars

NOTE 10:-              SHARE CAPITAL (Cont.):

C.	(Cont.):

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

On December 4, 2011, the Company entered into a securities purchase agreement with HV Markets Limited (“HV”), a British Virgin Islands company, pursuant to which the Company agreed to sell to HV an aggregate of 12,500,000 shares of its common stock for total consideration of $1,250,000, of which $995,000 was received by December 31, 2011, with the remainder to be received at closing. In addition, the Company agreed to issue warrants to purchase 6,250,000 shares of its common stock at an exercise price per share of $0.10.  No separate consideration was paid for the warrants. The warrants are exercisable six months after the date of issuance thereof, until five years from the date of issuance thereof.  The closing was on February 6, 2012, with the Company having received the remainder of the $1,250,000 proceeds as of such date. As a result, the amount of $995,000 received by December 31, 2011 was recorded as a liability under “prepayment on account of shares” as of December 31, 2011.

On November 8, 2012, the Company entered into securities purchase agreements with three existing shareholders, including certain of our management,  pursuant to which the Company sold 3,790,000 shares and warrants to purchase an aggregate of 379,000 shares of common stock (the “Warrants”) at exercise prices per share of $0.10 (the “Transaction”).  No separate consideration was paid for the Warrants.  The Warrants are exercisable on or after May 8, 2013 until twenty-four months from the date of issuance thereof.  The aggregate net proceeds from the sale of the shares and issuance of the Warrants amounted to $379,000.

WIN GLOBAL MARKETS, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars

NOTE 10:-               SHARE CAPITAL (Cont.):

D.	Stock option plans:

1.
On November 23, 2004, the Company adopted the 2004 Global Share Option Plan (the “2004 Global Share Option Plan”). The 2004 Global Share Option Plan is intended to provide incentives to employees, directors and consultants by providing them with opportunities to purchase shares of the Company’s common stock. Under the terms of the 2004 Global Share Option Plan, it is effective as of November 23, 2004 and terminates at the end of ten years from such date. The Company initially reserved 5,000,000 authorized but unissued shares of its common stock to be issued under the 2004 Global Share Option Plan.  On May 4, 2006, April 15, 2012 and September 13, 2012, the Company’s Board approved amendments to its 2004 Global Share Option Plan under which the number of shares reserved by the Company for the purpose of the 2004 Global Share Option Plan were increased from 5,000,000 to 8,000,000, 16,000,000 and 20,000,000, respectively.  The exercise price of the options granted under the plans may not be less than the nominal value of the shares into which such options are exercised. The options vest primarily over three years. Any options that are forfeited or not exercised before expiration become available for future grants.

A special meeting of shareholders of the Company was held on January 25, 2012. The Company's shareholders approved an amendment to the amended Articles of Incorporation of the Company to increase the number of authorized shares of its common stock from 75,000,000 shares, par value $0.001 per share, to 150,000,000 shares, par value $0.001 per share.

WIN GLOBAL MARKETS, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars

NOTE 10:-               SHARE CAPITAL (Cont.):

D.	Stock option plans (Cont.):

2.	A summary of the Company’s share option activity to employees and directors and related information is as follows:

	Year ended December 31,
	2012		2011
		Weighted		Weighted
		average		average
	Number	exercise	Number	exercise
	of options	price	of options	price
		$		$
Outstanding at the beginning of the year	7,505,261	0.44	8,615,261	0.44
Granted	1,200,000	0.1	-	-
Forfeited	-	-	(1,110,000)	0.06

Outstanding at the end of the year	8,705,261	0.44	7,505,261	0.44

Options exercisable at the end of the year	7,830,261	0.47	7,005,261	0.47

Weighted-average fair value of options granted during the year	$0.1		$-

3.
No options were granted in 2011.  The fair value of each option granted is estimated on the date of grant, using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0% for 2012; expected volatility: 2012 – 353%; risk-free interest rate 2012 - 2.0%; expected life: 2012 - 4 years. There was no intrinsic value for options outstanding during 2012 and 2011 as the market price of the share was lower than the exercise price.

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

WIN GLOBAL MARKETS, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars

NOTE 10:-               SHARE CAPITAL (Cont.):

D.	Stock option plans (Cont.):

4.
(Cont.):

Pre-vesting rates forfeitures were estimated based on pre-vesting for feature experience.

The Company uses the simplified method to compute the expected option term for options granted.

The options outstanding as of December 31, 2012, have been classified by ranges of exercise price, as follows:

Exercise price	Options outstanding as of December 31, 2012	Weighted average remaining contractual life (years)	Options exercisable as of December 31, 2012	Weighted average exercise price of options exercisable
$				$

0.06	2,900,000	6.10	2,900,000	0.06
0.1	1,200,000	1.75	325,000	0.1
0.11	1,500,000	4	1,500,000	0.11
0.55	200,000	2	200,000	0.55
0.725	200,000	4.25	200,000	0.725
1	192,261	4	192,261	1
1.15	2,513,000	7	2,513,000	1.15

	8,705,261		7,830,261

NOTE 11:-              INCOME TAXES:

A.	Loss (income) before taxes on income:

	Year ended December 31,
	2012	2011

Domestic	$2,612,326	$1,596,628
Foreign	(281,758)	639,445

	$2, 330,568	$2, 236,073

WIN GLOBAL MARKETS, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars

NOTE 11:-              INCOME TAXES (Cont.):

B.	Deferred income taxes:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company and its subsidiaries’ deferred tax assets are as follows:

	Year ended December 31,
	2012	2011

Operating loss carry-forward Temporary differences	$6,086,518	$4,403,221

Deferred tax asset before valuation allowance	6,086,518	4,403,221
Valuation allowance	(6,086,518)	(4,403,221)

Net deferred tax asset	$-	$-

As of December 31, 2012, the Company and its subsidiaries have provided valuation allowances of $ 6,086,518 in respect of deferred tax assets resulting from tax loss carry-forwards and other temporary differences. Management currently believes that since the Company and its subsidiaries have a history of losses it is more likely than not that the deferred tax regarding the loss carry-forwards and other temporary differences will not be realized in the foreseeable future. The change in valuation allowance was $ 785,725 in 2012.

C.	Net operating losses carry-forwards:

The U.S. subsidiary had accumulated losses for tax purposes as of December 31, 2012, in the amount of $ 11,332,695 which may be carried forward and offset against taxable income, and which expires during the years 2022 through 2025.

The Israeli subsidiaries have accumulated losses for tax purposes as of December 31, 2012, in the amount of $2,344,973 which may be carried forward and offset against future taxable income.

D.	Theoretical tax:

The main reconciling items between the statutory tax rate of the Company and the effective tax rate are the non-recognition of the benefits from accumulated net operating losses carry-forward among the various subsidiaries worldwide due to the uncertainty of the realization of such tax benefits.

WIN GLOBAL MARKETS, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars

NOTE 11:-              INCOME TAXES (Cont.):

E.	Tax rates on Israeli subsidiaries:

On December 5, 2011, the Israeli parliament approved the Law to Change the Tax Burden (Legislative Amendments) - 2011. According to such law, the Company’s tax rate will be 25% from and after 2012.

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

G.            Uncertain tax position

The Company has recorded no liability for income taxes associated with unrecognized tax benefits at the date of adoption and has not recorded any liability associated with unrecognized tax benefits during 2012, and 2011. Accordingly, the Company has not recorded any interest or penalty in regard to any unrecognized benefit.

NOTE 12:-               FINANCIAL EXPENSES:

	Year ended December 31,
	2012	2011

Financial (Income) expenses:
Interest, bank charges and fees, net	$57,194	$44,677
Derivative income	-	(64,000)
Foreign currency translation differences	(254,351)	(36,479)

	$(197,157)	$(55,802)

WIN GLOBAL MARKETS, INC. AND ITS SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars

NOTE 13:-               RELATED PARTIES TRANSACTIONS:

On September 23, 2008, the Company entered into a consulting agreement (the “Citron Consulting Agreement”) with Citron Investments Ltd. (the “Consultant”), an Israeli corporation wholly owned by one of the Company’s directors, and its CEO, Mr. Shimon Citron.

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

On April 15, 2012, the Board also approved an additional bonus of $231,000 for services performed by Mr. Citron in 2011, and in particular, for exceeding the Board’s goals and expectations with respect to the equity issuances in 2011 and the closing of the Venice acquisition.  Such bonus was advanced to Mr. Citron at the end of 2011.

On November 8, 2012, the Company entered into securities purchase agreements as described in Note 10C.

As of December 31, 2012, the Company had outstanding management fees and advances to be repaid to Mr. Shimon Citron, the Company’s CEO (personally and through his private company), in the aggregate amount of $142,182

NOTE 14:-                SUBSEQUENT EVENTS:

On March 5, 2013, the Company issued an aggregate of 1,368,920 shares of common stock in connection with the cashless and cash-based (aggregate cash amount of $53,513) exercises of $500,000 of warrants issued in connection with the Company’s March 2008 convertible debt transaction with Mr. Shimon Citron, the Company’s CEO and a director.