Form 10-Q
period 2013-03-31
Win Global Markets, Inc.
filed 2013-05-13
CIK 1175442

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________ to _________________

Commission file number 000-51255

WIN GLOBAL MARKETS, INC. (Exact Name of Registrant as Specified in Its Charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	98-0374121 (I.R.S. Employer Identification No.)

6 Yehezkel Koifman Street, Tel Aviv, Israel  68012
(Address of Principal Executive Offices) (Zip Code)

(972) - 73 - 705 - 8000
(Registrant’s Telephone Number, Including Area Code)

55 Igal Alon Street, Tel Aviv, Israel  67891
(Former Address)

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

Yes ☐    No ☒

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value, was 79,900,451 as of May 13, 2013.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

WIN GLOBAL MARKETS, INC.
AND ITS SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2013

IN U.S. DOLLARS

UNAUDITED

INDEX

WIN GLOBAL MARKETS, INC. AND ITS SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars

March 31, 2013	December 31, 2012
Unaudited	Audited

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$24,445	$63,200
Short term deposit	8,287	22,716
Receivable from credit card companies	221,733	222,543
Other accounts receivable and prepaid expenses	30,000	4,500

Total current assets	284,465	312,959

INTANGIBLE ASSETS (Note 4)	109,277	132,694

PROPERTY AND EQUIPMENT, NET	112,536	120,610

Total assets	$506,278	$566,263

The accompanying Notes are an integral part of the condensed consolidated financial statements.

WIN GLOBAL MARKETS, INC. AND ITS SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars

March 31, 2013	December 31, 2012
Unaudited	Audited

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Short-term bank credit	$68,298	$42,492
Deposit from players	648,420	546,850
Account payables	275,050	127,968
Related parties	219,251	194,475
Accrued expenses and other account payables	405,048	449,352

Total current liabilities	1,616,067	1,361,137

Total liabilities	1,616,067	1,361,137

COMMITMENTS AND CONTINGENT LIABILITIES

EQUITY (DEFICIENCY):
Common stock of $ 0.001 par value:
Authorized: 150,000,000 and 75,000,000 shares at March 31, 2013 and December 31, 2012 respectively; Issued and outstanding: 79,900,451 and 78,531,531 shares at March 31, 2013 and December 31, 2012, respectively	79,900	78,532
Additional paid-in capital	21,656,161	21,579,829
Accumulated deficit	(22,845,850)	(22,453,235)

Equity (deficiency)	(1,109,789)	(794,874)

Total liabilities and equity	$506,278	$566,263

The accompanying Notes are an integral part of the condensed consolidated financial statements.

WIN GLOBAL MARKETS, INC. AND ITS SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

U.S. dollars

	For the three months ended
	March 31, 2013	March 31, 2012
	Unaudited
Revenues:
Revenues from binary options activity	$576,624	$380,325
Revenues from royalties	2,292	4,266
Total revenues	578,916	384,591

Cost of revenues	421,812	338,424

Gross profit	157,104	46,167

Operating expenses:

Selling and marketing	88,825	408,432
General and administrative	408,186	529,560
Total operating expenses	497,011	937,992

Operating loss	339,907	891,825

Financial expenses, net	52,709	17,783

Net loss before taxes on income	392,616	909,608
Taxes on income	-	-
Net loss	392,616	909,608

Total basic and diluted net loss per share	$0.01	$0.01

Weighted average number of common stock used in computing basic and diluted net loss per share	78,926,997	69,659,113

The accompanying Notes are an integral part of the condensed consolidated financial statements.

WIN GLOBAL MARKETS, INC. AND ITS SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

U.S. dollars

	For the three months ended
	March 31, 2013	March 31, 2012
	Unaudited
Net loss	$(392,616)	$(909,608)
Other comprehensive income, net of tax:	-	-

Total comprehensive income	$(392,616)	$(909,608)

The accompanying Notes are an integral part of the condensed consolidated financial statements.

WIN GLOBAL MARKETS, INC. AND ITS SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars

	For the three months ended
	March 31, 2013	March 31, 2012
	Unaudited
Cash flows from operating activities:

Net loss	$(392,616)	$(909,608)
Adjustments required to reconcile net loss to net cash used in operating activities:
Stock-based compensation	24,188	19,668
Depreciation and amortization	31,491	245,400
Increase in trade and other accounts receivable	(25,500)	(41,012)
(Increase) Decrease in credit card companies	810	(148,918)
Increase (Decrease) in trade payables	147,082	(10,212)
Increase in accrued expenses and deferred revenues	57,266	20,575
Increase in related parties	24,776	-

Net cash used in operating activities	(132,503)	(824,107)

Cash flows from investing activities:

Short term bank deposits	14,429	22,639

Net cash provided by investing activities	14,429	22,639

Cash flows from financing activities:

Issuance of shares and warrants	53,513	255,000
Short-term bank credit, net	25,806	(25,694)

Net cash provided by financing activities	79,319	229,306

Decrease in cash and cash equivalents	(38,755)	(572,162)
Cash and cash equivalents at the beginning of the period	63,200	768,069

Cash and cash equivalents at the end of the period	$24,445	$195,907

Supplemental disclosure of cash flows information:
Cash paid during the period for:
Conversion of payment to equity	-	$995,000

The accompanying Notes are an integral part of the condensed consolidated financial statements.

WIN GLOBAL MARKETS, INC. AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars

NOTE 1:	GENERAL:

A.
Win Global Markets, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on April 23, 2002.  The Company’s shares are currently quoted on the OTC Bulletin Board under the symbol “WGMI.”  The Company is engaged in offering online trading of binary options (see B. below).

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

Between March 28, 2010 and July 31, 2011, the Company offered online trading of binary options through two of its wholly-owned subsidiaries in Cyprus and Israel. Worldwide trading continues to be offered by WGM on www.globaloption.com in Cyprus. The same services were featured through B Option on www.options.co.il, until July 31, 2011.

On July 31, 2011, B Option and Manex Online Trading Ltd., an Israeli company ("Manex"), signed a marketing partnership agreement by which B Option transferred to Manex its entire customer database in exchange for revenue share distributions of 58% to B Option and 42% to Manex. The agreement also provided that Manex was entitled to use B Option's domain name www.options.co.il for marketing purposes and to attract and retain B Option's customers.

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

In addition, since June 5, 2011, the Company has been offering online trading of binary options through the website www.eztrader.com which was part of the assets acquired from Venice (as defined below) (see Note 4).

WIN GLOBAL MARKETS, INC. AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars

NOTE 1:	GENERAL (Cont.):

C.
The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered losses from operations and negative cash flows from operations since inception. For the period ended March 31, 2013, net loss attributable to the Company was $392,616 and negative cash flows from operations were $132,503.

The Company’s gross profit in the three months ended March 31, 2013 amounted to $157,104, as compared to gross profit in the three months ended March 31, 2012 of $46,167, due to the expansion of the Company’s binary options business in those years.

As of March 31, 2013, deposits from players amounted to $648,420, while current assets were $284,465. Players may withdraw their deposits upon demand.

Despite its negative cash flows, the Company has been able to secure financing to support its operations to date, based on share issuances.  The Company plans to seek additional funds from equity issuances in order to continue its operations and to leverage its binary options business.

There is no assurance however that the Company shall be successful in obtaining such additional funds.The condensedconsolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

NOTE 2:	BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments including non-recurring adjustments attributable to reorganization and severance and impairment considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (the “Annual Report”).

The interim condensed consolidated financial statements incorporate the financial statements of the Company and all of its subsidiaries. All significant intercompany balances and transactions have been eliminated on consolidation.

WIN GLOBAL MARKETS, INC. AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars

NOTE 3:	SIGNIFICANT ACCOUNTING POLICIES:

A.
The significant accounting policies applied in the annual consolidated financial statements of the Company as of December 31, 2012 contained in the Company’s Annual Report are applied consistently in these condensed consolidated financial statements.

B.	These condensed consolidated financial statements should be read in conjunction with the audited annual financial statements of the Company as of December 31, 2012 and their accompanying Notes.

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

The following table shows the total stock-based compensation charges included in the Condensed Consolidated Statements of Operations:

	Three months ended March 31,
	2013 (unaudited)	2012 (unaudited)

General and administrative expenses	$24,188	$19,668

A summary of the Company’s share option activity to employees and directors, and related information is as follows:

	Three months ended March 31,
	2013		2012
	unaudited		unaudited
		Weighted		Weighted
		average		average
	Number	exercise	Number	exercise
	of options	price	of options	price
		$		$
Outstanding at the beginning of the year	8,705,261	0.44	7,505,261	0.44

Granted	2,840,000	0.1	600,000	0.1
Forfeited	-	-	-	-

Outstanding at the end of the quarter	11,545,261	0.36	8,105,261	0.50

Options exercisable at the end of the quarter	8,020,261	0.46	7,130,261	0.51

WIN GLOBAL MARKETS, INC. AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars

NOTE 3:	SIGNIFICANT ACCOUNTING POLICIES (Cont.):

D.
In February 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU 2013-02”). Under ASU 2013-02, an entity is required to provide information about the amounts reclassified out of Accumulated Other Comprehensive Income (“AOCI”) by component. In addition, an entity is required to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in the financial statements.  ASU 2013-02 is effective for the Company in the first quarter of fiscal 2014 and is not expected to have any material impact on the Company’s consolidated financial statements.

In February 2013, the FASB issued guidance that supersedes the presentation requirements for reclassifications out of accumulated other comprehensive income. The new guidance requires entities to separately provide information about the effects on net income of significant amounts reclassified out of each component of accumulated other comprehensive income if those amounts are required to be reclassified to net income in their entirety in the same reporting period. This information is to be provided, in one location, in either the face of the statement where net income is presented or as a separate disclosure in the notes to the financial statements. This guidance is effective for fiscal years beginning after December 15, 2013 and interim and annual periods thereafter. The adoption of this guidance is not expected to have any material impact on the Company’s consolidated financial statements.

In December 2011, the FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”), as clarified with ASU 2013-01, “Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities” (“ASU 2013-01”), issued in January 2013. These common disclosure requirements are intended to help investors and other financial statement users better assess the effect or potential effect of offsetting arrangements on a portfolio’s financial position. They also improve transparency in the reporting of how companies mitigate credit risk, including disclosure of related collateral pledged or received. In addition, ASU 2011-11 facilitates comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards. ASU 2011-11 requires entities to disclose both gross and net information about both instruments and transactions eligible for offset in the statement of financial position; and disclose instruments and transactions subject to an agreement similar to a master netting agreement. Both ASU 2011-11 and ASU 2013-01 are effective for the Company in the first quarter of fiscal 2014 and are not expected to have any material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”). The amendments in this ASU improve the prominence of other comprehensive income items and align the presentation of other comprehensive income with International Financial Reporting Standards. These changes allow an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single statement of comprehensive income or in two separate and consecutive statements. Both methods must still report each component of net income with total income, each component of other comprehensive income with a total amount of other comprehensive income, and a total amount of comprehensive income. The amendments in this ASU are effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The amendments should be applied retrospectively. This guidance did not have any material impact on the Company’s condensed consolidated financial statements.

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

The balance of intangible assets as of March 31, 2013 includes the unamortized amount of the software platform which amounted to $109,277.

NOTE 5:	SHARE CAPITAL:

On March 5, 2013, the Company issued an aggregate of 1,368,920 shares of common stock in connection with the cashless and cash-based exercises of warrants issued in connection with its March 2008 convertible debt transaction with Mr. Shimon Citron, the Company’s CEO and a director.  901,243 warrants were exercised based on an exercise price of $0.0595 per share for an aggregate cash amount of $53,513, and 5,821,445 warrants were exercised on a cashless basis for 467,677 shares of common stock.”

NOTE 6:	RELATED PERSON TRANSACTIONS:

As of March 31, 2013, the Company had outstanding management fees and advances to be repaid to Mr. Citron (personally and through his private company), in the aggregate amount of $166,957.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are “forward-looking statements”. The business and operations of Win Global Markets, Inc., or the Company, we, us, or our, are subject to substantial risks, which increase the uncertainty described in the forward-looking statements contained in this Quarterly Report on Form 10-Q.  Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “believes,” “intends,” “plan,” “expects,” “may,” “will,” “should,” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. In particular, our statements regarding future financings and the potential growth of our markets and business outlook are examples of such forward-looking statements. The forward-looking statements include risks and uncertainties, including, but not limited to, our future growth being dependent upon the success of our business activity in the field of binary options and other factors, including future financings, and general economic conditions and regulatory developments, not within our control. Further information on potential factors that could cause actual results and developments to be materially different from those expressed in or implied by such statements is described in Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (our “Annual Report”), and expressed from time to time in our filings with the Securities and Exchange Commission (the “SEC”). The forward-looking statements are made only as of the date of this filing, and, except as required by law, we undertake no obligation to update such forward-looking statements to reflect subsequent events or circumstances.  Readers are also urged to carefully review and consider the various disclosures we have made in this Quarterly Report on Form 10-Q and our other filings with the SEC, including our Annual Report.

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

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED MARCH 31, 2013 COMPARED TO THREE MONTHS ENDED MARCH 31, 2012.

Revenues and Cost of Revenues

During the three months ended March 31, 2013 and March 31, 2012, we generated revenues from our binary options business and additional marginal revenues from our revenue sharing arrangements with Lodgnet Interactive Corporation (“Lodgenet”).

Total revenues for the three months ended March 31, 2013 increased by 52% to $578,916 from $384,591 for the three months ended March 31, 2012. The increase is primarily attributable to the operation of our acquired website www.eztrader.com.  Our revenues from Lodgnet revenue sharing remained marginal in both periods.

Cost of revenues for the three months ended March 31, 2013 increased by 25% to $421,812 from $338,424 for the three months ended March 31, 2012. The increase is attributable to the cost of operating our binary options business, including employee payroll, and additional costs of revenues resulting from the significant growth in our acquired website www.eztrader.com.

Selling and Marketing

Selling and marketing expenses for the three months ended March 31, 2013 decreased by 78% to $88,825 compared to $408,432 for the three months ended March 31, 2012. The decrease in selling and marketing expenses is attributable to a significant reduction of  marketing expenses, whereby we primarily scaled back the online advertisement of our online trading of binary options sites.

General and Administrative

General and administrative expenses for the three months ended March 31, 2013 decreased by 23% to $408,186 from $529,560 for the three months ended March 31, 2012. The decrease in general and administrative expenses is primarily attributable to the reduced amortization of intangible assets acquired in 2011, as discussed in Note 4 to our condensed consolidated financial statements, partially offset  by the expansion of our binary options business, management fee to our CEO and increase in professional service fees in the first quarter of 2013.

Net Loss Attributable to the Company

Net loss attributable to the Company for the three months ended March 31, 2013 was $392,616 compared to a net loss of $909,608 for the three months ended March 31, 2012. The decrease in net loss is primarily attributable to a significant reduction of marketing expenses, as noted above.  Net loss for the three months ended March 31, 2013 was primarily attributable to the operations of our binary options business which required significant operational expenses, primarily consisting of payroll and operational expenses of our online trading of binary options sites, and to the amortization of intangible assets acquired in 2011.  Net loss for the three months ended March 31, 2012 was primarily attributable to the operations of our binary options business which required significant marketing and operational expenses, primarily consisting of online advertisement of our online trading of binary options sites, and to the amortization of intangible assets acquired in 2011.  Net loss per share from operations for the three months ended March 31, 2013 and March 31, 2012 was $0.01.  Our weighted average number of shares of common stock used in computing basic and diluted net loss per share for the three months ended March 31, 2013 was 78,926,997, while on March 31, 2012, it was 69,659,113. The increase in our outstanding shares is due to our equity issuances in March 2013 and November 2012, as described below.

Liquidity and Capital Resources

As of March 31, 2013, our total current assets were $284,465 and our total current liabilities were $1,616,067. On March 31, 2013, we had an accumulated deficit of $22,845,850. We currently finance our operations with a combination of revenues from our binary options business and equity issuances, as described below.

On November 8, 2012, we entered into securities purchase agreements with three investors pursuant to which we sold an aggregate of 3,790,000 shares of restricted common stock (the “Shares”) at a price of $0.10 per share and warrants to purchase an aggregate of 379,000 shares of common stock (the “Warrants”) at exercise prices per share of $0.10.  No separate consideration was paid for the Warrants.  The Warrants are exercisable on or after May 8, 2013 until twenty-four months from the date of issuance thereof.  The aggregate net proceeds from the sale of the Shares and issuance of the Warrants amounted to $379,000, with $108,000 of such amount being set-off against outstanding loan amounts made to us in August 2012 of $54,000 by each of Mr. Shimon Citron, our CEO and a director, and Mr. Ron Lubash, one of our directors.

On March 5, 2013, we issued an aggregate of 1,368,920 shares of common stock in connection with the cashless and cash-based (aggregate cash amount of $53,513) exercises of warrants to purchase 6,722,688 shares of our common stock issued in connection with our March 2008 convertible debt transaction with Mr. Citron.

We had a negative working capital of $1,331,602 on March 31, 2013 compared with a negative working capital of $1,048,178 on December 31, 2012. Cash and cash equivalents on March 31, 2013 were $24,445, a decrease of $38,755 from the $63,200 reported on December 31, 2012. The decrease in cash is attributable to our increasing cost of operations of our binary options business, including payroll.

Operating activities used cash of $132,503 in the three months ended March 31, 2013. Cash used by operating activities in the three months ended March 31, 2013 resulted primarily from operating our binary options business, including payroll.

Investing activity provided cash in the three months ended March 31, 2013 of $14,429 due to a short-term bank deposit.

Financing activities provided cash of $79,319 in the three months ended March 31, 2013 which is primarily due to our March 2013 equity issuance.

Off-Balance Sheet Arrangements

As of March 31, 2013, we had no off balance sheet arrangements  that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended.  Based on that evaluation and the material weakness described below, our management concluded that we did not maintain effective disclosure controls and procedures as of March 31, 2013. Our management has identified control deficiencies regarding a lack of segregation of duties, an insufficient qualification and training of employees, and a need for a stronger internal control environment. Our management believes that these deficiencies, which in the aggregate constitute a material weakness, are due to the small size of our staff, which makes it challenging to maintain adequate disclosure controls.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the first quarter of 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 6. Exhibits.

* 31.1	Rule 13a-14(a) Certification of Principal Executive Officer.
* 31.2	Rule 13a-14(a) Certification of Principal Financial Officer.
** 32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.
** 32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.
** 101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related notes to these financial statements, tagged as blocks of text and in detail.

_________________

* Filed herewith.

** Furnished herewith.

SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WIN GLOBAL MARKETS, INC.

Dated: May 13, 2013	By:	/s/ Shimon Citron
Shimon Citron Chief Executive Officer

Dated: May 13, 2013	By:	/s/ Guy Elhanani
Guy Elhanani Chief Financial Officer (principal financial and accounting officer)