Form 10-Q
period 2013-06-30
Win Global Markets, Inc.
filed 2013-08-14
CIK 1175442

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013

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

Yes ☐  No ☒

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value, was 84,745,671 as of August 14, 2013.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

WIN GLOBAL MARKETS, INC.
AND ITS SUBSIDIARIES

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2013

IN U.S. DOLLARS

UNAUDITED

WIN GLOBAL MARKETS, INC. AND ITS SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

 U.S. dollars

	June 30, 2013	December 31, 2012
	Unaudited	Audited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$437,850	$63,200
Short term deposit	-	22,716
Receivable from credit card companies	320,107	222,543
Other accounts receivable and prepaid expenses	21,000	4,500

Total current assets	778,957	312,959

INTANGIBLE ASSETS	85,860	132,694

PROPERTY AND EQUIPMENT, NET	105,330	120,610

Total assets	$970,147	$566,263

The accompanying Notes are an integral part of the condensed consolidated financial statements.

WIN GLOBAL MARKETS, INC. AND ITS SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

 U.S. dollars

	June 30, 2013	December 31, 2012
	Unaudited	Audited

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Short-term bank credit	$5,044	$42,492
Convertible loan	100,000	-
Deposit from customers	1,150,497	546,850
Accounts payable	341,818	127,968
Related parties	210,304	194,475
Accrued expenses and other accounts payable	341,621	449,352

Total current liabilities	2,149,284	1,361,137

Total liabilities	2,149,284	1,361,137

COMMITMENTS AND CONTINGENT LIABILITIES

EQUITY (DEFICIENCY):
Common stock of $ 0.001 par value:
Authorized: 150,000,000 and 75,000,000 shares at June 30, 2013 and December 31, 2012, respectively; Issued and outstanding: 84,195,671 and 78,531,531 shares at June 30, 2013 and December 31, 2012, respectively	84,196	78,532
Additional paid-in capital	22,100,501	21,579,829
Accumulated deficit	(23,363,834)	(22,453,235)

Equity (deficiency)	(1,179,137)	(794,874)

Total liabilities and equity	$970,147	$566,263

The accompanying Notes are an integral part of the condensed consolidated financial statements.

WIN GLOBAL MARKETS, INC. AND ITS SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 U.S. dollars

	Six months ended		Three months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	Unaudited ($)
Revenues:
Revenues from binary options activity	1,514,140	949,711	937,516	569,386
Revenues from royalties	8,403	5,457	6,111	1,191

Total revenues	1,522,543	955,168	943,627	570,577

Cost of revenues	722,798	531,156	448,986	316,702

Gross profit	799,745	424,012	494,641	253,875

Operating expenses:

Selling and marketing	603,767	945,467	493,942	511,968
General and administrative	810,779	1,043,795	347,529	453,675
Research and development	169,158	80,351	97,222	42,004

Total operating expenses	1,583,704	2,069,613	938,693	1,007,647

Operating loss	783,959	1,645,601	444,052	753,772

Financial expenses (income), net	126,640	20,816	73,931	3,033

Net loss before taxes on income	910,599	1,666,417	517,983	756,805
Taxes on income	-	-	-	-

Net loss	910,599	1,666,417	517,983	756,805

Basic net loss per share	0.01	0.02	0.01	0.01

Weighted average number of common stock used in computing basic net loss per share	79,843,562	72,200,322	81,141,175	74,741,531

The accompanying Notes are an integral part of the condensed consolidated financial statements.

WIN GLOBAL MARKETS, INC. AND ITS SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

 U.S. dollars

	Six months ended
	June 30, 2013	June 30, 2012
Net income (loss)	$(910,599)	$(1,666,417)
Other comprehensive income, net of tax:	-	-

Total comprehensive income	$(910,599)	$(1,666,417)

The accompanying Notes are an integral part of the consolidated financial statements.

WIN GLOBAL MARKETS, INC. AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars

	For the six months ended
	June 30, 2013	June 30, 2012
	Unaudited ($)
Cash flows from operating activities:

Net loss	(910,599)	(1,666,417)
Adjustments required to reconcile net loss to net cash used in operating activities:
Stock-based compensation	43,301	37,140
Depreciation and amortization	62,114	420,895
Decrease (Increase) in receivable from credit card companies	(97,564)	70,823
Increase in trade and other accounts receivable	(16,500)	(15,354)
Increase in trade payables	213,850	45,602
Increase in accrued expenses and other liabilities	495,915	202,139
Increase in related parties	15,829	-

Net cash used in operating activities	(193,654)	(905,172)

Cash flows from investing activities:

Short term bank deposit	22,716	15,736
Purchase of property and equipment	-	(40,571)

Net cash provided by (used in) investing activities	22,716	(24,835)

Cash flows from financing activities:

Issuance of shares and warrants	483,036	255,000
Convertible loan	100,000	-
Short-term bank credit, net	(37,448)	(25,334)

Net cash provided by financing activities	545,588	229,666

Increase (Decrease) in cash and cash equivalents	374,650	(700,341)
Cash and cash equivalents at the beginning of the period	63,200	768,069

Cash and cash equivalents at the end of the period	437,850	67,728

Supplemental disclosure of cash flows information:

Conversion of payment to equity	-	995,000

The accompanying Notes are an integral part of the condensed consolidated financial statements.

WIN GLOBAL MARKETS, INC. AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

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

In addition, since June 5, 2011, the Company has been offering online trading of binary options through the website www.eztrader.com which was part of the assets acquired from Venice Technologies.

C.
The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered losses from operations and negative cash flows from operations since inception. For the period ended June 30, 2013, net loss attributable to the Company was $910,599 and negative cash flows from operations were $193,654.

The Company’s gross profit in the six months ended June 30, 2013 amounted to $799,745, as compared to gross profit in the six months ended June 30, 2012 of $424,012, due to the expansion of the Company’s binary options business in those years.

As of June 30, 2013, deposits from players amounted to $1,150,497, while current assets were $778,957. Players may withdraw their deposits upon demand. Despite its negative cash flows, the Company has been able to secure financing to support its operations to date, based on share issuances of additional equity.  The Company plans to seek additional funds from equity issuances in order to continue its operations and to leverage its binary options business. There is no assurance however that the Company shall be successful in obtaining such additional funds.  The consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

WIN GLOBAL MARKETS, INC. AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars

NOTE 2:                  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q.  Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments including non-recurring adjustments attributable to reorganization and severance and impairment considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (the “Annual Report”).

The interim condensed consolidated financial statements incorporate the financial statements of the Company and all of its subsidiaries. All significant intercompany balances and transactions have been eliminated on consolidation.

Reclassifications

Certain comparative figures have been reclassified to conform to the current year presentation.

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

WIN GLOBAL MARKETS, INC. AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars

The following table shows the total stock-based compensation charges included in the Condensed Consolidated Statements of Operations:

	Six months ended June 30,		Three months ended June 30,
	2013	2012	2013	2012
	Unaudited		Unaudited

General and administrative expenses	$43,301	$37,136	$19,113	$17,472

A summary of the Company’s share option activity to employees and directors, and related information is as follows:

	Six months ended June 30,
	2013		2012
	Unaudited		Unaudited
		Weighted		Weighted
		average		average
	Number	exercise	Number	exercise
	of options	price	of options	price
		$		$

Outstanding at the beginning of the year	8,705,261	0.44	7,505,261	0.44

Granted*	2,840,000	0.1	600,000	0.1
Forfeited	(1,230,000)	0.1	-	-

Outstanding at the end of the quarter	10,315,261	0.39	8,105,261	0.50

Options exercisable at the end of the quarter	8,199,431	0.46	7,330,261	0.5

*The fair value of each option granted in 2013 is $0.11 and is estimated on the date of grant, using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0% for all years; expected volatility - 185%; risk-free interest rate - 5.0%; expected life 5 years;.

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

WIN GLOBAL MARKETS, INC. AND ITS SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars

NOTE 4:                CONVERTIBLE  LOAN

On May 12, 2013, the Company entered into a Finance Agreement with Activa Red Green (the “Lender”), pursuant to which the Lender loaned to the Company $100,000 with a maturity date of May 11,2014 (the “Loan”).

The Loan bears annual interest of 20%. In addition, in the event of default and nonpayment the Loan shall bear additional penalty interest of 4% per annum. Until August 14, 2014, the Lender is entitled to convert the loan into shares  of common stock of the Company at a conversion price of $ 0.10 per a share and upon such conversion receive with a warrant to purchase 1/10 share of common stock at the a price per share of $0.10.

There was no beneficial conversion feature within the loan.

NOTE 5:	SHARE CAPITAL

On March 5, 2013, the Company issued an aggregate of 1,368,920 shares of common stock in connection with the exercise of 899,387 warrants that were exercised based on an exercise price of $0.0595 per share, for aggregate cash of $53,513. The warrants were issued in connection with its March 2008 convertible debt transaction with Mr. Shimon Citron, the Company’s CEO and a director.

On June 12, 2013, the Company entered into a securities purchase agreement (the "SPA") with Ricx Investments Ltd. (the “Investor”), pursuant to which the Company sold to the Investor 4,295,220 restricted common stock (the "Investor's Shares") of the Company at a price of $0.10 per share, and issued a warrant to purchase 859,044 shares of common stock (the "Warrant") of the Company at an exercise price per share of $0.10. No separate consideration was paid for the Warrant. The Warrant expires June 12, 2016.

The net proceeds from the sale of the Investor's Shares and issuance of the Warrant amounted to $429,522 and was recorded in equity. The transaction closed on June 12, 2013.

NOTE 6:	RELATED PARTY TRANSACTIONS:

As of June 30, 2013, the Company had outstanding management fees and advances to be repaid to Mr. Citron (personally and through his private company), in the aggregate amount of $158,010.

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

We are engaged in the business of offering worldwide online trading of binary options.  We entered the binary options business in November 2009, and since March 2010, we have been offering online trading of binary options through our wholly-owned Cypriot subsidiary, WGM Services Ltd. (“WGM”). Worldwide trading is being offered by WGM on www.globaloption.com and www.eztrader.co.il. On July 31, 2013, we announced our intention to file a Form 15 with the Securities and Exchange Commission to voluntarily deregister our common stock and suspend our reporting obligations under the Securities Exchange Act of 1934, as amended, on or about August 23, 2013.

We derive most of our income from offering worldwide online trading of binary options, and we continue to generate marginal income from revenue sharing arrangements in the interactive gaming industry, through third parties.

RESULTS OF OPERATIONS FOR SIX AND THREE MONTHS ENDED JUNE 30, 2013 COMPARED TO SIX AND THREE MONTHS ENDED JUNE 30, 2012.

Revenues and Cost of Revenues

During the six and three months ended June 30, 2013 and June 30, 2012, we generated revenues from our binary options business and additional marginal revenues from our revenue sharing arrangements with Lodgnet Interactive Corporation (“Lodgenet”).

Total revenues for the six months ended June 30, 2013 increased by 59% to $1,522,543 from $955,168 in the six months ended June 30, 2012. Total revenues for the three months ended June 30, 2013 increased by 65% to  $943,627 from $570,577 for the three months ended June 30, 2012. These increases in both periods are primarily attributable to the operation of our acquired website www.eztrader.com.  Our revenues from Lodgnet revenue sharing remained marginal in both periods.

Cost of revenues for the six months ended June 30, 2013 increased by 36% to $722,798 from $531,156 for the six months ended June 30, 2012. Cost of revenues for the three months ended June 30, 2013 increased by 42% to $448,986 from $316,702 for the three months ended June 30, 2012.  These increases are attributable to the cost of operating our binary options business, including employee payroll, and additional costs of revenues resulting from the significant growth in our acquired website www.eztrader.com

Selling and Marketing

Selling and marketing expenses for the six months ended June 30, 2013 decreased by 36% to $603,767 from $945,467 for the six months ended June 30, 2012. Selling and marketing expenses for the three months ended June 30, 2013 decreased by 4% to $493,942 compared to $511,968 for the three months ended June 30, 2012. The decrease in selling and marketing expenses are attributable to cash constrains of the Company in the first quarter of 2013 that forced the Company to reduce its expenses. Following the increase of revenues since April 2013, selling and marketing expenses increased during the second quarter of 2013 including expenses relating to employees payroll and payments to affiliates.

General and Administrative

General and administrative expenses for the six months ended June 30, 2013 decreased by 22% to $810,779 from $1,043,795 for the six months ended June 30, 2012. General and administrative expenses for the three months ended June 30, 2013 decreased by 8% to $347,529 from $453,675 for the three months ended June 30, 2012. The decrease for the six month period is also attributable to cash constraints that the Company faced during the beginning of 2013. In the three months ended June 30, 2013, the positive trend of deposits and increase of revenues allowed the Company to maintain its general and administrative expenses compared to the three months ended June 2012.

Research and development

Research and development expenses for the six month ended June 30, 2013 increased by 110% to $169,158 from $80,351 for the six months ended June 30, 2012. Research and development expenses for the three month ended June 30, 2013 increased by 130% to $97,222 from $42,004 for the three months ended June 30, 2012. The increase in three and six month is attributed to expenses incurred in connection with the improvement of the Company's technology platform.

Net Loss Attributable to the Company

Net loss attributable to the Company for the six months ended June 30, 2013 was $910,599 compared to a net loss of $1,666,417 for the six months ended June 30, 2012. Net loss for the three months ended June 30, 2013 was $517,983 compared to a net loss of $756,805 for the three months ended June 30, 2012. Net loss per share from operations for the six months ended June 30, 2013 was $0.01 and for June 30, 2012 was $0.02.  Net loss per share from operations for the three months ended June 30, 2013 and June 30, 2012 was $0.01.  Net loss for the six and three months ended June 30, 2013 and 2012 was primarily attributable to the operations of our binary options business which required significant marketing and operational expenses, primarily consisting of online advertisement of our online trading of binary options sites, and to the amortization of intangible assets acquired in 2011. Our weighted average number of shares of common stock used in computing basic and diluted net loss per share for the six months ended June 30, 2013 was 79,843,562, while the number of shares of common stock used in computing basic and diluted net income per share for the three months ended June 30, 2013 was 81,141,175  Our weighted average number of shares of common stock used in computing basic and diluted net loss per share for the six months ended June 30, 2012 was 72,200,322, while the number of shares of common stock used in computing basic and diluted net income per share for the three months ended June 30, 2012 was 74,741,531.   The increase in our outstanding shares is due to our equity issuances in March 2013 and November 2012, and an investment of  $4,295,220 during  June 2013 as described below

Liquidity and Capital Resources

As of June 30, 2013, our total current assets were $778,957 and our total current liabilities were $2,149,284.  On June 30, 2013, we had an accumulated deficit of $23,363,834. We currently finance our operations through revenues from our binary options business.

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

On March 5, 2013, we issued an aggregate of 1,368,920 shares of common stock in connection with the cashless and cash-based (aggregate cash amount of $53,513) exercises of warrants issued in connection with our March 2008 convertible debt transaction with Mr. Citron.

On May 12, 2013, we entered into a Finance Agreement with Activa Red Green (the “Lender”), pursuant to which the Lender loaned to the Company $100,000 with a maturity date of May 11, 2014 (the “Loan”).

The Loan bears annual interest of 20%. Until August 14, 2014, the Lender is entitled to convert the loan into shares  of common stock of the Company at a conversion price of $0.10 per a share and upon such conversion receive a warrant to purchase 1/10 share of common stock at a price per share of $0.1.

On June 12, 2013, we entered into a securities purchase agreement (the "SPA") with Ricx Investments Ltd. (the “Investor”), pursuant to which we sold to the Investor 4,295,220 shares of restricted common stock (the "Investor's Shares") of the Company at a price of $0.10 per share, and issued a warrant to purchase 859,044 shares of common stock (the "New Warrant") of the Company at an exercise price per share of $0.10. No separate consideration was paid for the New Warrant. The New Warrant expires June 12, 2016.

The net proceeds from the sale of the Investor's Shares and issuance of the New Warrant amounted to $429,522. The transaction closed on June 12, 2013.

We had a negative working capital of $1,370,327 on June 30, 2013 compared with a negative working capital of $1,048,178 on December 31, 2012. Cash and cash equivalents on June 30, 2013 were $437,850, an increase of $374,650 from the $63,200 reported on December 31, 2012. The increase in cash is primarily attributable to our cost reduction , to the Loan of $100,000 from Activa Red Green and to the June 2013 private placement in which we raised $429,522 .

Operating activities used cash of $193,654 in the six months ended June 30, 2013. Cash used by operating activities in the six months ended June 30, 2013 resulted primarily from operating our binary options business, including marketing expenses and payroll for our employees.

Investing activity used cash in the six months ended June 30, 2013 of $22,716, in each case for purchases of property and equipment .

Financing activities provided cash of $545,588 in the six months ended June 30, 2013, which is primarily due to the investment of $429,522 received from our June 2013 equity issuance, as further discussed above, as well as to the Loan of $100,000 received  from Activa Red Green as further described above.

Off-Balance Sheet Arrangements

As of June 30, 2013, we had no off balance sheet arrangements  that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended.  Based on that evaluation and the material weakness described below, our management concluded that we did not maintain effective disclosure controls and procedures as of June 30, 2013. Our management has identified control deficiencies regarding a lack of segregation of duties and a need for a stronger internal control environment. Our management believes that these deficiencies, which in the aggregate constitute a material weakness, are due to the small size of our staff, which makes it challenging to maintain adequate disclosure controls.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the second quarter of 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 5. Other Information

On May 12, 2013, we entered into a Finance Agreement with Activa Red Green (the “Lender”), pursuant to which the Lender loaned to the Company $100,000 with a maturity date of May 11, 2014 (the “Loan”).

The Loan bears annual interest of 20%. In addition, in the event of default and non payment the Loan shall bear additional penalty interest of 4% per annum. Until August 14, 2014, the Lender is entitled to convert the Loan into shares  of common stock of the Company at a conversion price of $ 0.10 per a share and upon such conversion receive with a warrant to purchase 1/10 share of common stock at the a price per share of $0.10.

Item 6. Exhibits.

4.1
Common Stock Purchase Warrant, issued June 12, 2013 to Ricx Investments Ltd. (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 14, 2013).

10.1
Securities Purchase Agreement, dated June 12, 2013, between Ricx Investments Ltd. and the registrant. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 14, 2013).

*10.2	Finance Agreement dated May 12, 2013 by and between the registrant and Win Global Markets (Israel) Ltd and Active Red Green Ltd
* 31.1          Rule 13a-14(a) Certification of Principal Executive Officer.
* 31.2          Rule 13a-14(a) Certification of Principal Financial Officer.
** 32.1       Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.
**32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.
*101.1
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the  Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements,  tagged as blocks of text.

_________________

* Filed herewith.

** Furnished herewith.

SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WIN GLOBAL MARKETS, INC.

Dated: August 14, 2013	By:	/s/ Shimon Citron
Shimon Citron Chief Executive Officer

Dated: August 14, 2013	By:	s/ Yossi Keret
Yossi Keret Chief Financial Officer (principal financial and accounting officer)