Form 10-Q
period 2015-09-30
EZTD Inc
filed 2015-11-12
CIK 1175442

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 000-51255

EZTD INC.
(Exact name of registrant as specified in its charter)

Delaware	98-0374121
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6 Yehezkel Koifman Street, Tel-Aviv, Israel	68012
(Address of Principal Executive Offices)	(Zip Code)

+972-73-705-8000
(Registrant’s telephone number, including area code)

EZTrader, Inc.
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

Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer
☐ Non-accelerated filer	☒ Smaller reporting company
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐   No ☒

As of November 9, 2015, the registrant had 103,443,439 shares of common stock outstanding.

When used in this quarterly report, the terms “EZTD,” “the Company,” “we,” “our,” and “us” refer to EZTD Inc., a Delaware corporation.

EZTD INC.

Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2015

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Quarterly Report on Form 10-Q, including in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere herein, that are not historical facts are “forward-looking statements”. The business and operations of EZTD are subject to substantial risks, which increase the uncertainty described in the forward-looking statements contained in this Quarterly Report on Form 10-Q. Such forward-looking statements may be identified by, among other things, the use of  forward-looking terminology such as “believes,” “intends,” “plan,” “expects,” “may,” “will,” “should,” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. In particular, our statements regarding future financings and the potential growth of our markets and business outlook are examples of such forward-looking statements. The forward-looking statements include risks and uncertainties, including, but not limited to, our future growth being dependent upon the success of our business activity in the field of binary options and other factors, including future financings, and general economic conditions and regulatory developments, not within our control. Further information on potential factors that could cause actual results and developments to be materially different from those expressed in or implied by such statements is described in Item 1A, “Risk Factors” of our Registration Statement on Form 10 as of October 29, 2015 (our “Form 10”), and expressed from time to time in our filings with the Securities and Exchange Commission (the “SEC”). The forward-looking statements are made only as of the date of this filing, and, except as required by law, we undertake no obligation to update such forward-looking statements to reflect subsequent events or circumstances. Readers are also urged to carefully review and consider the various disclosures we have made in this Quarterly Report on Form 10-Q and our other filings with the SEC, including our Form 10.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

EZTD INC.

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2015

U.S. DOLLARS
UNAUDITED

CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. Dollars (in thousands)

	September 30, 2015	December 31, 2014
	Unaudited	Audited
ASSETS

CURRENT ASSETS:
Segregated client cash accounts	$1,964	$2,343
Restricted cash	41	42
Receivable from credit card companies	275	700
Other current assets	1,493	639
Total current assets	$3,773	$3,724

NON-CURRENT ASSETS:

Property and equipment, net	$1,638	$834
Intangible assets, net	400	-

Total non-current assets	$2,038	$834

Total assets	$5,811	$4,558

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. Dollars (in thousands, except share and per share data)

		September 30, 2015	December 31, 2014
	Note	Unaudited	Audited
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Obligation to customers		$2,895	$3,127
Financial liabilities		497	-
Convertible loans	5	5,169	5,088
Accounts payable		975	1,044
Related parties		22	103
Accrued expenses and other accounts payable		1,829	1,828
Total current liabilities		$11,387	$11,190

LONG TERM LIABILITIES:
Accrued severance pay, net		209	110
Total liabilities		$11,596	$11,300

EQUITY (DEFICIENCY):	7
Common stock of $ 0.001 par value:
Authorized: 300,000,000 shares at September 30, 2015 and December 31, 2014; Issued and outstanding: 103,443,439 and 94,385,302 shares at September 30, 2015 and December 31, 2014, respectively.		103	94
Additional paid-in capital		31,677	27,900
Prepayment on account of shares		882	-
Accumulated deficit		(38,447)	(34,736)

Equity (deficiency)		$(5,785)	$(6,742)
Total liabilities and equity		$5,811	$4,558

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

U.S. Dollars (in thousands, except share and per share data)

	Nine months ended		Three months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	Unaudited		Unaudited
Revenues	$19,492	$14,335	$6,947	$6,382
Operating expenses:
Sales and marketing	15,132	12,546	5,601	5,978
General and administrative	3,202	1,952	1,362	693
Research and development	1,361	1,039	477	403
Stock-based compensation	1,279	1,182	369	693
Impairment of bank deposits	-	4,122	-	-

Total operating expenses	20,974	20,841	7,809	7,767
Operating loss	(1,482)	(6,506)	(862)	(1,385)

Financial expenses, net	2,229	755	312	446
Net loss before taxes on income	(3,711)	(7,261)	(1,174)	(1,831)
Taxes on income	-		-	-
Net loss attributable to the Company	$(3,711)	$(7,261)	$(1,174)	$(1,831)
Total basic and diluted net loss per share	(0.04)	(0.08)	(0.01)	(0.02)
Weighted average number of common stock used in computing basic and diluted net loss per share	96,101,730	89,381,871	98,311,496	94,006,302

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED STATEMENTS OF CHANGES IN EQUITY

U.S. Dollars (in thousands)
(except common stock)
	Common stock	Share capital	Additional paid-in capital	Prepayment on account of shares	Accumulated deficit	Total shareholders’ equity (deficiency)
	Number	Amount
Balance as of December 31, 2014 (Audited)	94,385,302	$94	$27,900	$-	$(34,736)	$(6,742)
Conversion of loan	1,040,586	1	363	-	-	364
Exercise of warrants	625,000	1	49	-	-	50
Prepayment on account of shares upon exercise of warrants	-	-	-	882	-	882
Exercise of options	150,000	-	15	-	-	15
Issuance of Shares	7, 242,551	7	726		-	733
Issuance of warrants	-	-	66	-	-	66
Grant of warrants	-	-	1,279	-	-	1,279
Stock - based compensation	-	-	1,279	-	-	1,279
Net loss	-	-	-	-	(3,711)	(3,711)
Balance as of September 30, 2015 (Unaudited)	103,443,439	$103	$31,677	$882	$(38,447)	$(5,785)

The accompanying notes are an integral part of the consolidated financial statements.

CONDENSED STATEMENTS OF CHANGES IN EQUITY

U.S. Dollars (in thousands)
(except common stock)
	Common stock	Share capital	Additional paid-in capital	Prepayment on account of shares	Accumulated deficit	Total shareholders’ equity (deficiency)
	Number	Amount

Balance as of December 31, 2013	84,195,671	$84	$22,163	$346	$(25,795)	$(3,202)
Issuance of shares	10,801,000	10	4,055	(346)	-	3,719
Stock - based compensation	-	-	1,182	-	-	1,182
Net loss	-	-	-	-	(7,261)	(7,261)
Balance as of September 30, 2014	94,996,671	$94	$27,400	$-	$(33,056)	$(5,562)

The accompanying notes are an integral part of the consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. Dollars (in thousands)

	Nine months ended
	September 30, 2015	September 30, 2014
	Unaudited
Cash flows from operating activities:
Net loss	$(3,711)	$(7,261)
Adjustments required to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,279	1,182
Depreciation and amortization	325	104
Fair value of warrants granted to shareholders	1,279	-
Accrued interest and amortization of discount and exchange differences of convertible loans	(146)	370
Decrease in receivables from credit card companies	425	41
Increase in trade and other accounts receivable	(788)	(178)
Decrease in trade payables	(69)	(32)
Increase (decrease) in obligation to customers and other payables	(232)	559
Increase in financial liabilities	497	-
Increase in severance pay, net	99	53
Decrease in related parties payables	(81)	(433)
Net cash used in operating activities	$(1,123)	$(5,595)

Cash flows from investing activities:
Purchase of property and equipment	$(1,129)	$(288)
Decrease (increase) in segregated client cash accounts	379	(1,903)
Acquisition of license in Japan	(400)	-
Decrease in restricted cash	1	1,335
Net cash used in investing activities	$(1,149)	$(856)

Cash flows from financing activities:
Issuance of shares and warrants	$798	$3,719
Prepayment on account of shares	882	-
Proceeds received from convertible loans	1,000	2,796
Repayment of convertible loans	(408)	(100)
Short-term bank credit, net	-	(78)
Net cash provided by financing activities	$2,272	$6,337

Decrease in cash and cash equivalents	$-	$(114)
Cash and cash equivalents at the beginning of the period	$-	$114
Cash and cash equivalents at the end of the period	$-	$-

Supplemental disclosure of cash flows information:
Interest paid	$256	$7
Conversion of convertible loan to prepayment on account of shares	$364	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

EZTD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  GENERAL:

A.
EZTD Inc. ("the Company") was incorporated in April 2002 under the laws of the State of Nevada. On June 3, 2015, the Company reincorporated in Delaware. The Company is engaged in offering online trading of binary options. The Company's shares were quoted on the OTCQB Marketplace in the United States under the symbol "EZTD" from 2010 until August 2013, when the Company terminated its registration under the Securities Exchange Act of 1934, as amended, and as a result the Company’s shares were quoted on the OTC Pink. On August 31, 2015, the Form 10 that was filed by the Company with the SEC became effective and on October 30, 2015 the Company was officially quoted again in the OTCQB Marketplace.

The Company conducts its operations and business with and through its active wholly-owned subsidiaries, (a) Win Global Markets Inc (Israel) Ltd., an Israeli company, and (b) WGM Services Ltd., a company registered in Cyprus (“WGM”). On January 26, 2015, the Company changed its name from EZ Trader, Inc. to EZTD Inc. (the "Company").

In June 2014, the Company had approximately $4.2 million in deposits (including the most recent deposit of approximately $3 million by one of its investors) with Corporate Commercial Bank (“CCB”), the fourth largest bank in Bulgaria. These funds were deposited with CCB because:

1)	The amounts were received in United States dollars and not in Euros whereas the banks the Company worked with received deposits in Euros only.
2)	Depositing the funds with an Israeli bank was not practical due to 20% withholding tax deduction required by local law, making it impossible to use the funds.
3)	Deposit to a new bank account was not practical and could take approximately 6 months.
4)
The Company had a good history with CCB, with approximately $1 million held by the bank prior to the above deposit, and no commission or withholding tax deduction was needed in order for the Company to deposit and use the funds.

On June 21, 2014, CCB ceased operations for the next 3 to 6 months and none of the depositors had any access to their funds, without further specific explanations. The Company immediately started to take all the necessary measures to recover the funds from CCB. On November 6, 2014, the new parliament of Bulgaria announced that it would not bail out CCB. After that announcement the Company started a process of preparing several law suits against CCB and its auditors, KPMG Bulgaria. In January 2015, the Company received €100 thousand from the Bulgarian Deposits Insurance Fund. The amount of $4.122 million deposited with CCB was expensed as an impairment of bank deposits.  The following are the developments and actions taken by the Company in order to retrieve its $4.2 million deposit with CCB:

1)	Permanent administrators have been appointed to determine CCB’s assets that will be available for distribution to the depositors. The Company has hired local legal counsel and filed a claim with the administrators.
2)
The Company has met with the U.S. Ambassador in Sofia in order to get assistance in receiving fair and equitable treatment. The Company has followed up with the U.S. Ambassador in Sofia, who has since met with the permanent administrators and has brought the Company’s case to their attention.

3)
The Company’s local counsel is filing a partial claim against KPMG Bulgaria for €500 thousand. The court fees for filing the claim are 4% of the claim amount. The Company has also reserved the right to increase the amount of the claim at any time once it learns what the administrators will distribute to depositors.

EZTD INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL (Cont.):

4)
The Company has hired an investigative firm to assess the relationship between KPMG International in Switzerland and KPMG Bulgaria. They have interviewed 30 people, including former KPMG employees. KPMG Bulgaria pays a franchise fee to KPMG International. In addition KPMG International reviews audits of its member firms once every year or two. KPMG International is also very active in training partners of its member firms to perform services according to its practices.

5)	The Company has engaged a law firm in Switzerland to represent it against KPMG International.

B.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered losses from operations and negative cash flows from operations since inception. For the nine months ended September 30, 2015, the net loss attributable to the Company was $3.711 million and the negative cash flows from operations were $1.123 million. As of September 30, 2015, the Company’s obligation to customers amounted to $2.895 million, while current assets were $3.773 million. Customers may withdraw their deposits upon demand.  According to the regulatory requirement in Cyprus, the Company’s subsidiary in Cyprus has to comply with the covenant of maintaining a capital of at least €730 thousand and having funds in excess of client obligations. Funds consist of cash, segregated client cash accounts, restricted cash and receivables from credit card companies. Despite its negative cash flows, the Company has been able to secure financing to support its operations to date, based on share issuances and loans. The Company plans to seek additional funds from equity issuances in order to continue its operations and to leverage its binary options business.  Although there is a substantial doubt that the Company will continue as a going concern, the consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

C.
Between November 20, 2014 and December 22, 2014, the Company’s authorization from the Cyprus Securities and Exchange Commission (“CYSEC”) was temporarily suspended due to a shortfall in client funds. The shortfall was due to the fact that CCB, in which the Company had deposits of $4.2 million, ceased operations in June 2014 and was subsequently declared bankrupt in November 2014. Upon the additional injection of approximately $1 million, sourced from a convertible loan received from new and existing investors on December 5, 2014, in order to meet client obligations (see also note 4(D)), CYSEC decided to withdraw the suspension, as it is satisfied that the Company has complied with the provisions of Cyprus law 144(I)/2007.

D.
Commencing August 1 2015, the Company has upgraded the terms and conditions of granting trading benefits to be consistent with Circular 68 issued by CYSEC regarding the granting of trading benefits. The Company has separated trading benefits into two separate types of contingent trading bonuses, as follows:

•
"Sign-Up Bonus": a Sign-Up Bonus may be granted after a customer registers a new account with the Company.  The client is not required to make a prior deposit into the account.  The customer can capitalize the free initial credit granted to him or her as a result of the Sign-Up Bonus only if he or she meets the withdrawal preconditions (volume generation must be equal to 25 times the initial bonus provided within 90 days).

•
"Deposit Bonus": a Deposit Bonus may be granted to a customer once he or she makes a deposit into his or her trading account.  In the case of Deposit Bonuses, customer funds, including profits and losses, are available for withdrawal at any given time; the only element dependent on the withdrawal preconditions is the bonus itself. This Deposit Bonus is only available for withdrawal if the customer meets the withdrawal preconditions (volume generation must be equal to 25 times the initial bonus provided within 90 days).

Customers are informed about all aspects of the bonuses at the time of election via the detailed terms and conditions available on the Company’s website.

EZTD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company. Operating results for the nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. For further information, reference is made to the consolidated financial statements and footnotes thereto for the year ended December 31, 2014 included in the Company’s Registration Statement on Form 10. The interim condensed consolidated financial statements incorporate the financial statements of the Company and all of its subsidiaries. All intercompany balances and transactions have been eliminated on consolidation.

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

Principles of consolidation

The consolidated financial statements comprise the results and position of the Company and its subsidiaries. Control is the power to govern the financial and operating policies of an entity so as to obtain benefits from its operating activities. In assessing control, legal and contractual rights are taken into account. The consolidated financial statements of subsidiaries are included in the consolidated financial statements from the date that control is achieved until the date that control ceases. Intercompany transactions and balances are eliminated upon consolidation.

Revenue recognition

We generate revenues from our binary options business. The online binary options trading business involves a customer trying to predict the occurrence of a future event that will be settled in a win or lose situation at expiration or the end of the day. There is only a win or lose situation (binary option) and the gain or loss is recognized once every 15 minutes, and at the end of each day. Thus, each event commences and ends on the same day. Open client positions are carried at fair market value and gains and losses arising on this valuation are recognized in revenue as well as gains and losses realized on positions that have closed. The revenues are principally generated from the margin between winning customers and losing customers. In a winning situation (when either a higher or a lower strike price has been achieved at the expiration of the underlying asset) the binary option entitles a customer a fixed return (usually around 75%) in addition to the transaction amount. In a losing situation (when the customer’s prediction is not fulfilled) the customer loses between 90%-95% of the transaction price. In our consolidated statement of operations, we recognize revenues from the binary options on a net basis. In addition, once the customer makes a deposit, a contingent bonus is added into his or her account on top of his or her deposited amount. The customer is granted with the opportunity to forego the bonus and continue with the deposit made by him or her only. The bonus added is typically, on average, between 20% and 30% of the customer’s actual deposit, but we may choose to increase the bonus amount offered to the customer and the customer may also request to increase the bonus amount. To be entitled to withdraw a bonus or any profit earned in the account after the bonus is added into the account, a customer must turn over a trading volume of 25 times the amount of the bonus. As an example, if a customer received a bonus of $100, to be entitled to withdraw this bonus, he or she must trade a minimum volume of at least $2,500 during a time period no longer than 90 days from his or her first trade. If the customer has not reached the required volume within this 90 day period, then the bonus will be voided and deducted from the customer’s available balance, and any other profit earned in the account after the receipt of such bonus will also be void and excluded from the amounts that the customer can withdraw from his or her account. In the event that the customer loses on a particular trade after a bonus was added into his or her account, such loss will be deducted from the actual amounts deposited by the customer and not from the bonus.

EZTD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont.):

Customers are informed about all aspects of the bonuses at the time of election via the detailed terms and conditions available on our website.

As of August 1, 2015, we have upgraded the terms and conditions of granting trading benefits to be consistent with Circular 68 issued by CYSEC regarding the granting of trading benefits. We have separated trading benefits into two separate types of contingent trading bonuses, as follows:

•
“Sign-Up Bonus”: a Sign-Up Bonus may be granted after a customer registers a new account with the Company.  The client is not required to make a prior deposit into the account. The customer can capitalize the free initial credit granted to him or her as a result of the Sign-Up Bonus only if he or she meets the withdrawal preconditions (volume generation must be equal to 25 times the initial bonus provided within 90 days).

•
“Deposit Bonus”: a Deposit Bonus may be granted to a customer once he or she makes a deposit into his or her or her trading account. In the case of Deposit Bonuses, customer funds, including profits and losses, are available for withdrawal at any given time; the only element dependent on the withdrawal preconditions is the bonus itself. This Deposit Bonus is only available for withdrawal if the customer meets the withdrawal preconditions (volume generation must be equal to 25 times the initial bonus provided within 90 days).

Customers are informed about all aspects of the bonuses at the time of election via the detailed terms and conditions available on our website.

For volume purposes, trading both a call option and a put option on the same asset and at the same expiration time would be considered a single trade. Sell option transactions will not be considered for the trading volume needed to be met in order to withdraw the bonus. A customer may not receive a bonus for a deposit when, at the same time, he or she has a pending withdrawal request. We may decide at our own discretion whether or not to grant bonuses.

The Company follows ASC 605-50-25 in accounting for each type of customer bonus offered.  Since most of the Company’s transactions involving Deposit Bonuses result in gain for the Company, the Company applies ASC 605-50-25-3, “Sales Incentives that Will Not Result in a Loss on the Sale of a Product or Service” in accounting for Deposit Bonuses.  The Company also follows guidance set forth in ASC 605-50-25 when accounting for Sign-Up Bonuses.

EZTD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont.):

Recently Issued Accounting Pronouncements:

In January 2015, the Financial Accounting Standard Board ("FASB") issued ASU 2015-01, "Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items", which eliminates the requirement to consider whether an underlying event or transaction is extraordinary, and if so, to separately present the item in the income statement net of tax, after income from continuing operations. Items that are either unusual in nature or infrequently occurring will continue to be reported as a separate component of income from continuing operations. Alternatively, these amounts may still be disclosed in the notes to the financial statements. The same requirement has been expanded to include items that are both unusual and infrequent. ASU 2015-01 is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted from the beginning of the fiscal year of adoption. The Company does not expect material impacts on its consolidated financial statements upon adoption.

In April 2015, the FASB issued ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs", requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability in a manner consistent with the treatment for debt discounts. The amendments in this update do not affect the recognition and measurement guidance for debt issuance costs. In addition, the ASU requires that the amortization of debt issuance costs be reported as interest expense. The standard is effective for fiscal years and the interim periods within those fiscal years beginning on or after December 15, 2015. ASU 2015-03 should be applied retrospectively to all prior periods presented in the financial statements, subject to the disclosure requirements for a change in an accounting principle. Early adoption is permitted for financial statements that have not been previously issued. The Company does not expect material impacts on its consolidated financial statements upon adoption.

NOTE 3 - FAIR VALUE MEASUREMENT:

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

Items carried at fair value as of September 30, 2015 and December 31, 2014 are classified in the table below in one of the three categories described above.

EZTD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - FAIR VALUE MEASUREMENT (Cont.):

Items carried at fair value as of September 30, 2015 and December 31, 2014 are classified in the table below in one of the three categories described above.

	Fair value measurements using input type
	September 30, 2015
	U.S. Dollars (in thousands)
	Level 1	Level 2	Level 3	Total
Segregated client cash accounts	$1,964	$-	$-	$1,964
Restricted cash	41	-	-	41
Financial liabilities	-	-	(497)	(497)
	$2,005	$-	$(497)	$1,508

The Company measures changes in the fair value of "long term options" (classified as financial liabilities) through profit or loss using valuation techniques.

Total gain for the period recognized in earnings amounted to $2.611 million and total unrealized gain related to those financial liabilities at the end of the period recognized in earnings amounted to $405 thousand. All instruments were issued during the period and no transfers took place into or out of Level 3 during the period.

The following table summarizes the Level 3 Roll-Forward:

Liabilities	December 31, 2014	Net realized / unrealized gain	Issuance	Transfers out of (into) Level 3	Settlements (realized gain)	September 30, 2015	Unrealized gain- still held
	U.S. Dollars (in thousands)

Derivative options based on commodities	$-	$130	$(155)	$-	$110	$(25)	$20

Derivative options based on exchange differences	-	551	(656)	-	466	(105)	85

Derivative options based on equity shares	-	1,930	(2,297)	-	1,630	(367)	300
Total	$-	$2,611	$(3,108)	$-	$2,206	$(497)	$405

EZTD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - FAIR VALUE MEASUREMENT (Cont.):

This fair value measurement of the derivatives in the table above is based on significant unobservable inputs (other than quoted prices in active markets that are observable for liability) and thus represents a Level 3 measurement within the fair value hierarchy. The key inputs used in measuring the fair value of financial liabilities depends upon the type of derivative and the nature of the underlying instrument, and includes: risk-free interest rates, quoted foreign- exchange rates, quoted market prices, contractual life of the derivative and expected volatility based on past experience.

The Company’s financial liabilities are evaluated on a quarterly basis by the Company’s Finance Department based upon the Rubenstein and Reiner pricing model for cash-or-nothing options in determining fair value. These evaluations are independently reviewed on an annual basis by an independent third party.  Any changes in fair value of financial liabilities are recorded in the consolidated statement of operations. Changes in fair value of financial liability are recorded in consolidated statement of operations.

The measurement of financial liabilities classified within Level 3 of the fair value hierarchy is evaluated by the head of the Company’s risk department and the Company’s Chief Financial Officer. Measurements deemed necessary are reviewed by the Board of Directors.

The following table summarizes the valuation techniques and inputs for Level 3 fair value measurements.

Liabilities	Fair value	Methodology	Input	Weighted Average
U.S. Dollars (in thousands)

Derivative options based on commodities	$ 25	Cash or Nothing- option model	Expected volatility Risk-free interest rate Expected contractual life	21.8% 0.01% 0.10
Derivative options based on exchange differences	$ 105	Cash or Nothing- option model	Expected volatility Risk-free interest rate Expected contractual life	32.5% 0.01% 0.22
Derivative options based on equity shares	$ 367	Cash or Nothing- option model	Expected volatility Risk-free interest rate Expected contractual life	33.4% 0.01% 0.22

Qualitative Discussion of the Ranges of Significant Unobservable Inputs:

The following section describes the ranges of the most significant unobservable input used by the Company in Level 3 fair value measurements. The level of aggregation and the diversity of instruments held by the Company lead to a wide range of unobservable input that may not be evenly distributed across the Level 3 liabilities.

Volatility generally depends on the tenor of the underlying instrument and the strike price or level defined in the contract. Volatilities for certain combinations of tenor and strike price are not observable. Generally, as the volatility increases in the long term positions the value of the derivative increases; the inverse is also true.  Some instruments are more sensitive to changes in volatility than others. For example, an at-the-money option would experience a larger percentage change in its fair value than a deep-in-the-money option. In addition, the fair value of an option with more than one underlying security depends on the volatility of the individual underlying securities. Specific volatility inputs vary widely by asset type. For example, ranges for foreign exchange volatility are generally lower and narrower than equity volatility. Equity instruments (stock) volatilities are wider due to the nature of the stock market and the terms of certain exotic instruments. For most instruments, the interest rate volatility input is on the lower end of the range; however, for certain structured or exotic instruments (such as market-linked asset or exotic interest rate derivatives), the range is much wider. Volatility represents the speed and severity of market price changes and is a key factor in pricing options. Typically, instruments can become more expensive if volatility increases. For example, as an index becomes more volatile, the cost to maintaining a given level of exposure increases because more frequent rebalancing of the portfolio is required.

EZTD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - FAIR VALUE MEASUREMENT (Cont.):

	Fair value measurements using input type
	December 31, 2014
	U.S. Dollars (in thousands)
	Level 1	Level 2	Level 3	Total
Segregated client cash accounts	$2,343	$-	$-	$2,343
Restricted cash	42	-		42
	$2,385	$-	$-	$2,385

NOTE 4: JAPAN ACQUISITON

On June 17, 2015, for the purpose of expanding into new markets, the Company signed a share purchase agreement with GKFX Financial Services Limited to purchase all of its outstanding shares. GKFX Financial Services Limited operates as a foreign exchange brokerage business, and holds a corresponding Type 1 Financial Instruments Business Registration under the Financial Instruments and Exchange Act. GKFX Financial Services Limited is also in the process of obtaining a Japanese regulatory license to offer online binary options products and services. The aggregate purchase price for all outstanding shares in GKFX Financial Services Limited was $400 thousand,  plus the immaterial value of net assets of GKFX Financial Services Limited amounting to $125 thousand on the closing date, which took place on July 3, 2015.

NOTE 5: CONVERTIBLE LOANS:

A.
On May 12, 2013, the Company entered into a Finance Agreement with Activa Red Green (the "Lender"), pursuant to which the Lender loaned to the Company $100 thousand with a maturity date of May 11, 2014 (the "Loan"). The Loan bears annual interest of 20%. In addition, in the event of default and nonpayment the Loan shall bear additional penalty interest of 4% per annum. The Lender is entitled to convert the loan into shares  of common stock of the Company at a conversion price of $0.10 per share and upon such conversion receive with a warrant to purchase 1/10 share of common stock at the a price per share of $0.10.  The loan was fully paid in May, 2014.

The Company determined that the convertible loan does not fall within the scope of ASC 480-10: Distinguishing Liabilities from Equity. The embedded conversion feature should not be bifurcated in accordance with ASC 815: Derivatives and Hedging. In addition, the Company followed ASC 470-20: Debt, to determine whether a beneficial conversion feature exists at loan inception and came to the conclusion that a beneficial conversion feature should not be recognized.

B.
On October 29, 2013, the Company entered into a Convertible Loan Agreement, according to which, the lenders will provide a loan in the amount of $1.391 million. The loan is linked to the Euro and bears an annual interest of 10% to be repaid in one lump sum with the loan principal upon the lapse of one year as of the closing date. The lenders may convert the loan into shares of the Company’s common stock on each of the dates falling upon: (1) the lapse of 6 months after the closing date, and (2) the lapse of 1 year as of the closing date. The loan is convertible into "Conversion Units" which in total include 7,224,777 common shares of the Company, and Warrants exercisable into 722,478 common shares of the Company each at a strike price of $0.19078 for a period of 18 months after issuance. The lenders are entitled to require that the loan shall be repaid upon the lapse of 6 months after the closing date, by delivering a written notice to the Company at least 21 days prior to such date, and in such case the Company is required to repay the loan (principal and interest accrued until such date) on such earlier date. During 2014 the lenders and the Company agreed to extend the payment date under the same terms to October 29, 2015 and a second extension is currently being negotiated.

The Company determined that the convertible loan does not fall within the scope of ASC 480-10. The embedded conversion feature and the prepayment clause should not be bifurcated in accordance with ASC 815. In addition, the Company followed ASC 470-20 to determine whether a beneficial conversion feature exists at loan inception and came to the conclusion that a beneficial conversion feature should not be recognized. The Company recorded issuance costs of approximately $73 thousand, which is amortized using the effective interest rate of the loan over the loan period. As of September 30, 2015, all the issuance costs were recorded in the Statements of Operations.

EZTD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5: CONVERTIBLE LOANS (Cont.):

C.
On February 13 and 27, 2014, the Company entered into a Convertible Loan Agreement with some of its shareholders and new investors, in which it borrowed an aggregate amount of $2.8 million.  The loans are convertible into a total of 7,963,542 common shares of the Company. Some of the loans are linked to the Euro, and all of the loans bear interest at an annual rate of 10%. The Company shall repay the loan amount and the interest, in one lump sum, on the “Final Repayment Day”, which is 12 months after the applicable closing date or, if extended by the lender, 24 months from the applicable closing date.

The Company recorded issuance costs of approximately $154 thousand, which are amortized using the effective rate of the loan over the loan period. As of September 30, 2015, all the deferred issuance costs were recorded in the Statements of Operations.

In 2015, the Company repaid $108 thousand plus interest of the February 2014 loans and $364 thousand of the February 2014 loans were converted into 1,040,586 of shares of common stock.

Additionally, $800 thousand of the February 2014 loans were extended for an additional 6  months to be repaid with interest in August 2015. The remaining $1.391 million in loans were extended for one additional year in consideration of the issuance of an additional 1,285,714 warrants at an exercise price of $0.35 per share. $300 thousand of the extended February 2014 loans were repaid in September 2015, and the remaining $500 thousand in loans were extended for an additional 6 months, to be repaid with interest in February 2016.

The Company determined that the convertible loans do not fall within the scope of ASC 480-10. The embedded conversion feature and the extension clause should not be bifurcated in accordance with ASC 815. In addition, the Company followed ASC 470-20 to determine whether a beneficial conversion feature exists at loan inception and came to the conclusion that a beneficial conversion feature should not be recognized.

D.
In December 2014, the Company entered into a convertible loan agreement with lenders, according to which the lenders will provide a loan in the amount of $923 thousand. The loan is linked to the Euro and matures in December 2015, and bears an annual interest of 10% to be repaid in a lump sum on such maturity date. This loan is convertible into "Conversion Units" which in total include 4,835,413 shares of common stock, and warrants exercisable into 2,417,706 shares of common stock each at an exercise price of $0.19078 for a period of 60 months after issuance.

EZTD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5: CONVERTIBLE LOANS (Cont.):

The Company determined that the convertible loan does not fall within the scope of ASC 480-10. The embedded conversion feature and the extension clause should not be bifurcated in accordance with ASC 815. In addition, the Company followed ASC 470-20 to determine whether a beneficial conversion feature exists at loan inception and came to the conclusion that a beneficial conversion feature should not be recognized.

The Company recorded issuance costs of approximately $62 thousand, which are amortized using the effective rate of the loan over the loan period. As of June September, 2015, the unamortized issuance costs of $30 thousand were presented in other current assets.

E.
On July 28, 2015, the Company entered into a convertible loan agreement pursuant to which the lender loaned the Company the principal amount of $1 million. The loan matures in July 2016, subject to certain prepayment rights of the lender. The lender is entitled to require that the loan be repaid within 6 months after the closing date, at which time the lender may demand prepayment of the loan amount, including any accrued and unpaid interest. The loan bears an annual interest rate of 10%, to be paid every 6 months. The loan is convertible into 5,241,640 shares of common stock of the Company upon either: (i) the maturity date, or (ii) the occurrence of an event of default. In connection with the loan, the Company also granted the lender warrants to acquire 1,572,492 shares of common stock of the Company at an exercise price of $0.19078 per share, exercisable over a period of 5 years from the date of issuance.

In accordance with ASC 470 "Debt", the Company allocated the total proceeds between the loan and the warrants based on their relative fair value at the closing date. The discount arising from this allocation amounted to $65 thousand at the closing and is being amortized using the interest method over the term of loan. As of September 30, 2015, the unamortized discount amounted to $54 thousand.

The Company recorded issuance costs of $50 thousand, which are amortized over the loan period. As of September 30,2015, the unamortized issuance costs of $41 thousand were presented in other current assets.

NOTE 6 - CONTINGENCIES:

1.
In October 2015, CYSEC imposed a fine of $382 thousand against the Company. The fine was imposed pursuant the Investment Services and Activities and Regulated Markets Law of 2007, as in force, for non-compliance with the several provisions of such law.

The Company has the legal right, and intends, to appeal the CYSEC decision to the Supreme Court of Cyprus within 75 days from the date of the decision.  A full provision has been recorded in the consolidated the financial statements.

2.
The Company evaluates estimated losses for indemnifications due to product infringement under FASB Topic ASC 450 "Contingencies". At this time, it is not possible to determine the maximum potential amount under these indemnification clauses due to lack of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Such indemnification agreements may not be subject to maximum loss clauses. Historically, the Company has not incurred material costs as a result of obligations under these agreements and has not accrued any liabilities related to such indemnification obligations in the Company’s financial statements.

EZTD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - SHARE CAPITAL:

1.
In March 2015, several investors exercised 7,605,469 warrants into shares of common stock, for which the Company received $733 thousand in cash. As an incentive to exercise the warrants being held by such investors , the Company issued those investors 15,210,938 fully vested warrants (for no additional consideration) at an exercise price of $0.19078 per share, for a period of 5 years commencing 6 months after the date of the issuance of the warrants. At the date these warrants were issued, the total fair value of the warrants amounted to $1.2 million, measured by using the Black-Scholes model and applying the following assumptions:  expected life period of 5 years, share price of $0.15, interest risk free rate of 1.65%, and volatility rate of 70%. By applying the rationale from ASC 470-20-40: Recognition Of Expense Upon Conversion, the $1.2 million fair value of the issued warrants was recorded as financing expense against additional paid in capital.

2.
In March 2015, the Company entered into a securities purchase agreement with an investor pursuant to which the Company issued to the investor 262,082 shares of common stock of the Company at a price of $0.19078 per share.

3.
In April 2015, the Company repaid $108 thousand plus interest of the February 2014 loans. In addition, $364 thousand of the February 2014 loans were converted into 1,040,586 of shares of common stock. Additionally, $800 thousand of the February 2014 loans were extended for an additional 6 months to be repaid with interest in August 2015; $300 thousand of the extended February 2014 loans were repaid in September 2015, and the remaining $500 thousand in loans were extended for an additional 6 months, to be repaid with interest in February 2016. The remaining $1.391 million in loans were extended for one additional year in consideration of the issuance of additional 1,285,714 warrants at an exercise price of $0.35 per share. Furthermore, the Company granted 7,530,000 options to employees, board members and consultants in accordance to the terms and conditions of the 2004 Global Share Option Plan and entered into a securities purchase agreement with an investor pursuant to which the Company issued to the investor 3,794,947 shares of common stock and 1,138,484 warrants at an exercise price of $0.19078 per share for consideration of $724 thousand.

4.
In June 2015, the Company entered into a securities purchase agreement with 2 investors pursuant to which the Company issued to these investors 1,179,370 shares of common and 353,811 warrants at an exercise price of $0. 19078 per share for a consideration of $225 thousand.

NOTE 8: STOCK-BASED COMPENSATION:

The Company accounts for stock-based compensation to employees in accordance with FASB ASC Topic 718, “Stock Compensation”. The Company measures and recognizes compensation expense for share-based awards based on estimated fair values on the date of grant using the Black-Scholes option-pricing model. This option pricing model requires that the Company make several estimates, including the option’s expected life and the price volatility of the underlying stock.

EZTD INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8: STOCK-BASED COMPENSATION (Cont.):

A summary of the Company’s share option activity to employees, service providers and directors, and related information is as follows:

	Nine months ended September 30,
	2015		2014
	Unaudited		Unaudited
		Weighted		Weighted
		average		average
	Number	exercise	Number	exercise
	of options	price	of options	price
		$		$

Outstanding at the beginning of the year	28,603,000	0.18	12,915,261	0.27
Granted*	7,530,000	0.50	17,660,000	0.11
Exercised	(150,000)	0.10	(10,000)	0.10
Forfeited	(2,050,815)	0.25	(753,333)	0.10
Expired	(2,395,852)	0.09	(722,261)	0.51

Outstanding as of September 30, 2015	31,536,333	0.26	29,089,667	0.17
Options exercisable at the end of the half year	17,876,833	0.11	12,013,833	0.10

*
The fair value of each option granted is estimated on the date of grant, using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0% for all years; expected volatility - 85%; risk-free interest rate - 1.0%; expected life 5 years.

NOTE 9 - RELATED PARTIES:

Transactions	Nine months ended September 30,
	2015	2014
	U.S. Dollars (in thousands)
Stock-based compensation	$761	$718
Management fees (1), salaries (2), and bonuses (3)	1,131	763
	$1,892	$1,481

Balances	September 30	December 31,
	2015	2014
	U.S. Dollars (in thousands)
Accrued fees and bonuses	$11	$103

(1)	Management fees of $190 thousand for the nine month period ended September 30, 2015 and 2014, were paid to the Company’s CEO.

(2)
Salaries were paid to the Company’s CEO and Media Manager in the amounts of $106 thousand and $59 thousand, respectively, for the nine month period ended September 30, 2015. Salaries were paid to the Company’s CEO and Media Manager in the amounts of $95 thousand and $54 thousand, respectively, for the nine month period ended September 30, 2014.  Fees of $228 thousand and $140 thousand were paid to the Company’s directors, for the nine month periods ended September 30, 2015 and 2014, respectively.

(3)
Bonuses were paid to Company’s CEO in the amount of $249 thousand and $179 thousand for the nine month periods ended September 30, 2015 and 2014, respectively, equal to 1.25% of total net deposits; bonuses were paid to the Company’s Media Manager in the amount of $299 thousand and $105 thousand for the nine month periods ended September 30, 2015 and 2014, respectively, equal to $0.01 for each first-time deposit.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Our unaudited condensed consolidated financial statements are stated in United States Dollars (in thousands) and are prepared in accordance with U.S. generally accepted accounting principles.

You should read the following discussion of our financial condition and results of operations together with the unaudited condensed consolidated financial statements and the notes to unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Our Company was incorporated under the laws of the State of Nevada on April 23, 2002. On June 3, 2015, the Company reincorporated in Delaware. Effective as of January 26, 2015, we changed our name from EZTrader, Inc. to EZTD Inc.

We are engaged in the business of offering online trading of binary options. We conduct our operations and business with and through our wholly owned subsidiaries: (a) Win Global Markets Inc. (Israel) Ltd., an Israeli company and (b) WGM Services Ltd., a company registered in Cyprus (“WGM”). Trading is being offered by WGM on http://www.eztrader.com, http://www.globaloption.com, and http://www.ezinvest.com. Information contained on, or that can be accessed through, our websites does not constitute a part of this Quarterly Report on Form 10-Q, and we have included our website addresses in this Quarterly Report on Form 10-Q solely as inactive textual references.

We have developed and currently operate an online trading platform for retail customers to trade a wide range of binary options internationally with more than 100 different assets including indices, international stocks, commodities and currency pairs (“Trading Platform”).

The Trading Platform enables retail customers to trade binary options in more than 30 countries. The self-developed, proprietary Trading Platform is accessible from multiple operating systems and the internet. The Trading Platform has been designed to be as intuitive and as easy to use as possible, and is localized into eleven languages. We believe that our emphasis on technology, together with targeted online marketing strategy, has helped to differentiate us from our competitors.

We conduct our operations from two offices which are located in Nicosia, Cyprus and Tel-Aviv, Israel. We manage risk in a number of ways, in particular by limiting financial exposure to any individual customer to a relatively low level as well as limiting exposure to any individual asset. We generate our revenues principally from the margin between winning customers and losing customers. We do not charge customers a commission on trades.

Selected Financial Information

Non-GAAP Financial Measures

In addition to providing financial measurements based on generally accepted accounting principles in the United States of America (“U.S. GAAP”), we provide additional financial metrics that are not prepared in accordance with U.S. GAAP (“non-GAAP financial measures”). Management uses non-GAAP financial measures in addition to U.S. GAAP financial measures to understand and compare operating results across accounting periods, for financial and operational decision making, for planning and forecasting purposes and to evaluate our financial performance.

Management believes that these non-GAAP financial measures reflect our ongoing business in a manner that allows for meaningful comparisons and analyses of trends in our business, as they exclude expenses and gains that are not reflective of our ongoing operating results. Management also believes that these non-GAAP financial measures provide useful information to investors in understanding and evaluating our operating results and future prospects in the same manner as management and in comparing financial results across accounting periods and to those of peer companies.

The non-GAAP financial measures do not replace the presentation of our U.S. GAAP financial results and should only be used as a supplement to, and not as a substitute for, our financial results presented in accordance with U.S. GAAP.

The non-GAAP adjustments, and the basis for excluding them from non-GAAP financial measures, are outlined below:

•
Amortization of acquired intangible assets. We are required to amortize the intangible assets, included in our U.S. GAAP financial statements, related to the acquisition of the software platform from Venice Technologies Ltd. in June 2011. The amount of an acquisition’s purchase price allocated to intangible assets and term of its related amortization are unique to these transactions. The amortization of acquired intangible assets is a non-cash charge. We believe that such charges do not reflect our operational performance. Therefore, we exclude amortization of acquired intangible assets to provide investors with a consistent basis for comparing pre-and post-transaction operating results.

•
Stock-based compensation is a share-based award granted to certain individuals. It is non-cash and affected by our historical stock prices, which are irrelevant to forward-looking analyses and are not necessarily linked to our operational performance.

•
Expenses related to acquisition are a direct result of the acquisition of GKFX, a local brokerage firm in Japan, and consist mainly of legal and accounting fees, finder’s fees and travel expenses. We believe that these expenses are not reflective of our operational performance, so they have been excluded to provide a consistent basis for comparing pre- and post-acquisition operating results.

•
Impairment of bank deposit is a non-recurring loss in the amount of $4,121,544 due to CCB’s bankruptcy, which is not relevant to forward-looking analyses and is not linked to our operational performance.

The following table reconciles, for the periods presented, U.S. GAAP operating losses attributable to the Company and non-GAAP operating income attributable to the Company:

U.S. Dollars (in thousands)
	Nine months ended 9/30/15	Nine months ended 9/30/14	Three months ended 9/30/15	Three months ended 9/30/14

GAAP operating loss	$(1,482)	$(6,506)	$(862)	$(1,385)
Amortization of acquired intangible assets	-	39	-	-
Stock-based compensation	1,279	1,182	369	693
Expenses related to acquisition	226	-	76	-
Impairment of bank deposit	-	4,122	-	-
Non-GAAP operating income (loss)	$23	$(1,163)	$(417)	$(692)

RESULTS OF OPERATIONS FOR NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2015 COMPARED TO NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2014.

Revenues and Cost of Revenues

During the nine and three months ended September 30, 2015, we mainly generated revenues from our binary options business. During the nine and three months ended September 30, 2014, we mainly generated revenues from our binary options business.

Total revenues for the nine months ended September 30, 2015 increased by 36% to $19,492,000 from $14,335,000 in the nine months ended September 30, 2014. Total revenues for the three months ended September 30, 2015 increased by 9% to $6,947,000 from $6,382,000 for the three months ended September 30, 2014. The increases for the nine and three months ended September 30, 2015 and September 30, 2014 respectively, are mainly attributable to the increase of our spending on customer acquisition costs, website development and marketing.

Trading volume for the nine months ended September 30, 2015 and 2014 was $61.8 million and $39.2 million, respectively. Trading volume for the three months ended September 30, 2015 and 2014 was $21 million and $20 million, respectively.  Revenues as a percentage of trading volume for the nine months ended September 30, 2015 and 2014 was 32% and 37%, respectively. Revenues as a percentage of trading volume for the three months ended September 30, 2015 and 2014 was 33% and 32%, respectively.

Sales and Marketing

Our sales and marketing expenses consist primarily of traffic acquisition costs, which are paid to our affiliate partners, media and advertising companies, as well as compensation and related expenses for marketing personnel.

Total sales and marketing expenses for the nine months ended September 30, 2015 increased by 21% to $15,132,000 from $12,546,000 for the nine months ended September 30, 2014. Selling and marketing expenses for the three months ended September 30, 2015 decreased by 6% to $5,601,000 compared to $5,978,000 for the three months ended September 30, 2014. The increases in sales and marketing expenses are attributable to the expansion of our business and increased marketing efforts, including expenses relating to employee payroll and payments to media agents and their affiliates.

General and Administrative

Our general and administrative expenses consist primarily of compensation and related expenses for executive, accounting, legal, human resources and administrative personnel, professional fees and other general corporate expenses.

General and administrative expenses for the nine months ended September 30, 2015 increased by 64% to $3,202,000 from $1,952,000 for the nine months ended September 30, 2014. General and administrative expenses for the three months ended September 30, 2015 increased by 96% to $1,362,000 from $693,000 for the three months ended September 30, 2014. These increases in general and administrative are mainly attributable to an increase in payroll, CYSEC imposing a fine pursuant the Investment Services and Activities and Regulated Markets Law of 2007, as in force, for non-compliance with the several provisions of such law, professional fees related to the acquisition of GKFX, a local brokerage firm in Japan, and travel and related costs, which increased in 2015 due to the expansion of operations in our Cyprus office.

Net Loss Attributable to the Company

Net loss attributable to the Company for the nine months ended September 30, 2015 was $3,711,000 compared to a net loss of 7,261,000 for the nine months ended September 30, 2014. Net loss for the three months ended September 30, 2015 was $1,174,000 compared to a net loss of $1,831,000 for the three months ended September 30, 2014. Net loss per share from operations for the nine months ended September 30, 2015 and September 30, 2014 was $0.04 and $0.08, respectively. Net loss per share from operations for the three months ended September 30, 2015 and September 30, 2014 was $0.01 and $0.02, respectively. Net loss for the nine and three months ended September 30, 2015 and September 30, 2014 was mainly attributable to the operations of our binary options business, which incurred significant marketing and operational expenses primarily consisting of online advertising for our binary options websites, and employee related expenses.

Liquidity and Capital Resources

We require cash to fund our operations and we have experienced significant losses and negative cash flows in the recent past. Further, our independent auditors modified their report for the year ended December 31, 2014 to express substantial doubt as to our ability to continue as a going concern. Since our inception, we have funded our operations primarily through the public and private sales of our securities, revenues received from customers and otherwise.  We had an increase in issued and outstanding shares of our common stock from 94,385,302 shares at December 31, 2014, to 103,443,439 at September 30, 2015 due to the exercise of warrants.

As of September 30, 2015, our total current assets were $3,773,000 and our total current liabilities were $11,387,000.  On September 30, 2015, we had an accumulated deficit of $38,447,000.  We currently finance our operations through revenues from our binary options business, and with funds provided by borrowings and issuance of stock and warrant activities described below. We plan to continue raising funds in such ways in order to continue our operations and to leverage our binary options business. There is no assurance, however, that we will be successful in raising such funds.

Net cash used in operating activities was $1,123,000 during the nine months ended September 30, 2015 as compared to net cash used in operating activities of $5,595,000 in the nine months ended September 30, 2014 which resulted primarily from the impairment of bank deposits in the amount of approximately $4,122,000 in the 2014 period and from operating expenses of our binary options business, including marketing expenses and employee wages.

Net cash used in investing activities during the nine months ended September 30, 2015 was $1,149,000, as compared to net cash used in investing activities during the nine months ended September 30, 2014 of $856,000, mainly due to the acquisition of a Japanese regulatory license for a cost of $400,000, and purchasing $1,129,000 in fixed assets, which costs are offset by the decrease in segregated client cash accounts and the decrease in restricted cash.

Net cash provided by financing activities during the nine months ended September 30, 2015 was $2,272,000 as compared to $6,337,000 provided by financing activities during the nine months ended September 30, 2014, the resulting difference primarily from the prepayment on account of shares in the amount of $882,000, which is offset by an increase in loan repayments of $408,000, a decrease in issuance of shares and warrants of approximately $2,921,000, and a decrease of approximately $1,800,000 in proceeds from convertible loans.

On June 17, 2015, for the purpose of expanding into new markets, the Company signed a share purchase agreement with GKFX Financial Services Limited, to purchase all of its outstanding shares. GKFX Financial Services Limited operates as a foreign exchange brokerage business, and holds a corresponding Type I Financial Instruments Business Registration under the Financial Instruments and Exchange Act. GKFX Financial Services Limited is also in the process of obtaining a Japanese regulatory license to offer online binary options products and services. The aggregate purchase price for all outstanding shares in GKFX Financial Services Limited was $400,000, plus the immaterial value of net assets of GKFX Financial Services Limited, amounting to $125,000, on the closing date, which took place on July 3, 2015.

Off-Balance Sheet Arrangements

As of September 30, 2015, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Outlook

We believe that our future success will depend upon our ability to enhance our binary options business. Although our current anticipated levels of revenues and cash flow are subject to many uncertainties and cannot be assured, we believe that we have sufficient cash to fund our operations for at least the next 12 months.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as defined under Rule 13a-15(e) of  the Exchange Act as of September 30, 2015. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer  concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the third quarter of 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6. Exhibits.

10.1
Convertible Loan Agreement dated July 28, 2015 by and between the Company and AFTH S.C.Sp. (incorporated by reference to Exhibit 10.14 to our Form 10/A (File No. 000-51255) filed with the Securities and Exchange Commission on August 17, 2015).

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer.
31.2*	Rule 13a-14(a) Certification of Principal Financial Officer.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.
101.1**
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text and in detail.

_________________
* Filed herewith.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 9, 2015	EZTD INC.

	By:	/s/ Shimon Citron
Shimon Citron
Chief Executive Officer
Dated: November 9, 2015

	By:	/s/ Itai Loewenstein
Itai Loewenstein
Chief Financial Officer