Form 10-K
period 2015-12-31
EZTD Inc
filed 2016-03-24
CIK 1175442

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Securities registered pursuant to Section 12(b) of the Act: None

 Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer
☐ Non-accelerated filer	☒ Smaller reporting company
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter is $11,589,573 calculated based on an OTCQX price per share of $0.10

As of March 24, 2016, the registrant had outstanding 115,895,731 shares of common stock, $0.001 par value per share.

Documents Incorporated By Reference:

None.

EZTD INC.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2015

EXPLANATORY NOTE

Unless otherwise noted or indicated by the context, the terms “EZTD,” “the Company,” “we,” “our,” and “us” refer to EZTD Inc., a Delaware corporation, together with its consolidated subsidiaries.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Annual Report on Form 10-K, including in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere herein, that are not historical facts are “forward-looking statements”. The business and operations of EZTD are subject to substantial risks, which increase the uncertainty described in the forward-looking statements contained in this Annual Report on Form 10-K. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “believes,” “intends,” “plan,” “expects,” “may,” “will,” “should,” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. In particular, our statements regarding future financings and the potential growth of our markets and business outlook are examples of such forward-looking statements. The forward-looking statements include risks and uncertainties, including, but not limited to, our future growth being dependent upon the success of our business activity in the field of binary options and other factors, including future financings, and general economic conditions and regulatory developments, not within our control. Further information on potential factors that could cause actual results and developments to be materially different from those expressed in or implied by such statements is described in Item 1A, “Risk Factors” of this Annual Report on Form 10-K, and expressed from time to time in our other filings with the Securities and Exchange Commission (the “SEC”). The forward-looking statements are made only as of the date of this filing, and, except as required by law, we undertake no obligation to update such forward-looking statements to reflect subsequent events or circumstances. Readers are also urged to carefully review and consider the various disclosures we have made in this Annual Report on Form 10-K and our other filings with the SEC, including our Registration Statement on Form 10 as of July 2, 2015, as subsequently amended (our “Form 10”).

PART I

Item 1.	Business.

Overview

We are engaged in the business of offering online trading of binary options. We conduct our operations and business with and through our wholly owned subsidiaries: (a) Win Global Markets Inc (Israel) Ltd., an Israeli company, (b) WGM Services Ltd., a company registered in Cyprus (“WGM”), (c) EZ Invest Securities. Ltd., a Japanese corporation, and (d) SCGP Investments Limited, a Belizean company. Trading is being offered by WGM on http://www.eztrader.com and http://www.ezinvest.com. Information contained on, or that can be accessed through, our websites does not constitute a part of this Annual Report on Form 10-K, and we have included our website addresses in this Annual Report on Form 10-K solely as inactive textual references We will post on our websites any materials required to be so posted on such websites under applicable corporate or securities laws and regulations, including, posting any XBRL interactive financial data required to be filed with the Securities and Exchange Commission (“SEC”), and any notices of general meetings of our shareholder.

We have developed and currently operate an online trading platform for retail customers to trade a wide range of binary options internationally with more than 100 different assets including indices, international stocks, commodities and currency pairs (“Trading Platform”).

The Trading Platform enables retail customers to trade binary options in more than 30 countries. It is accessible from multiple operating systems (Windows, smartphones (iOS and Android) and tablets) and the internet. The Trading Platform has been self-developed and is proprietary. The Trading Platform has been designed to be as intuitive and as easy to use as possible. The Trading Platform has been localized into multiple languages.

In June 2013, the Cyprus Securities and Exchange Commission (“CYSEC”) authorized us to freely provide our services in all European Union (“EU”) member states where CYSEC has informed each country's competent authority. As a result we now operate in Austria, Bulgaria, Croatia, Czech Republic, Denmark, Estonia, Finland, France, Germany, Greece, Hungary, Iceland, Italy, Ireland, Latvia, Liechtenstein, Lithuania, Luxembourg, Malta, Netherlands, Norway, Poland, Portugal, Romania, Slovak Republic, Slovenia, Spain, Sweden and the United Kingdom. To comply with United States federal securities laws and U.S. Commodity Futures Trading Commission (“CFTC”) regulations, we prohibit U.S. and Canadian persons from using our Trading Platform. We utilize geo-targeting, which is the method of determining the country of the website visitor based on his or her address. Even if the website visitor uses a virtual private network or some other method of Internet Protocol which will prevent us from correctly identifying his or her country, we have additional layers of security, in the form of credit card/bank account identification, proof of address such as a current utility bill, and copies of a passport from each potential user to further ensure that he or she does not reside in the United States.

Once a potential customer is identified as a U.S. person based on the methods described above, our Trading Platform automatically blocks this potential customer from using our website.

We conduct our operations principally from two offices which are located in Nicosia, Cyprus and Tel-Aviv, Israel. We also recently opened an office in Tokyo, Japan.

Currently we have 161 full time employees. We manage risk in a number of ways, in particular by limiting financial exposure to any individual customer to a relatively low level as well as limiting exposure to any individual asset. We generate our revenues principally from the margin between winning customers and losing customers. We do not charge customers a commission on trades.

Our Company was incorporated under the laws of the State of Nevada on April 23, 2002. On June 3, 2015, the Company reincorporated in Delaware. Effective as of January 26, 2015, we changed our name from EZTrader Inc. to EZTD Inc. Our shares were registered under the Securities Exchange Act of 1934, as amended (the Exchange Act”) from December 24, 2002 until August 26, 2013. On August 26, 2013, we filed a Form 15 with the SEC to voluntarily deregister our common stock and suspend our reporting obligations under the Exchange Act.  On October 29, 2015, we filed our Form 10 in order to re-register our shares of common stock with the SEC and resume our reporting obligations under the Exchange Act.

Historically, we have been engaged in the business of offering technology servicing the interactive gaming industry for regulated markets, mainly through third parties. In November 2009, following sales of our assets, we changed our business model and in March 2010 launched our binary options business. On June 5, 2011, as further discussed below, our subsidiary, WGM completed the acquisition of proprietary software, customer database and all rights related thereto, including the domain name www.eztrader.com, from Venice Technologies Ltd., an Israeli corporation, which platform features online trading of binary options.

On June 17, 2015, for the purpose of expanding into new markets, the Company signed a share purchase agreement with GKFX Financial Services Limited, to purchase all of its outstanding shares. GKFX Financial Services Limited operates as a foreign exchange broker, and is regulated by the Japanese Financial Services Agency. GKFX Financial Services Limited is authorized under its Type I Financial Instruments Business Registration to conduct Foreign Exchange and Contract of Differences transactions in Japan. It operates exclusively in Japan, and may offer its authorized services to local Japanese customers only. GKFX Financial Services Limited is also in the process of obtaining a Japanese regulatory license to offer online binary options products and services.

The aggregate purchase price for all outstanding shares in GKFX Financial Services Limited was $400,000, plus the value of net assets of GKFX Financial Services Limited on the closing date, which took place on July 3, 2015.

Our Current Business

The Binary Options Market

A binary option is a type of option where the payoff is straightforward – it pays back either some fixed amount of a trade or nothing at all. The two main types of binary options are the cash-or-nothing binary option and the asset-or-nothing binary option. The cash-or-nothing binary option pays some fixed amount of cash if the option expires “in-the-money” while the asset-or-nothing pays the value of the underlying security. Thus, the options are binary in nature because there are only two possible outcomes. They are also called all-or-nothing options, digital options and fixed return options.

A binary option is an option with a predetermined expiration time. At the expiration of the option period the customer either wins or loses. There is no automatic exercise feature since the options are of binary nature and the customer does not end up with a position in the underlying asset.

Once a customer enters into a contract neither we nor the customer can change the contract.

Binary Options – featured by online providers

Unlike “regular” options that are offered by different exchanges and which are contracts where the customer pays for the right to buy or sell an underlying asset at a given price, an online binary option is a contract where the customer pays for the right to receive a fixed return in case the price of the underlying asset ends up higher or lower than the strike price. The fixed return is attached to a particular asset and the customer has the ability to see the potential payout prior to entering into a certain option contract. The customer does not have the ability to determine the percentage of return on such contract, however the customer sees the exact payout ratio via the Trading Platform.

The “payout ratio” represents the ratio of (1) the fixed return the customer will earn when the position is closed, against (2) the market price of the asset when the customer enters the position. Management, together with the head of the risk department, set and determine the payout ratio for each underlying asset featured on our Trading Platform. The payout ratios are clearly marked next to each trading asset so customers know in advance how much they may gain or lose on each tradable asset. The Company’s methodology in calculating payout rates for assets are trade secrets and not disclosed to customers. Customers may withdraw their deposits upon demand. Upon request of a withdrawal by the customer, the funds are returned to such customer within five business days. In addition, unlike traditional stock-exchange-offered binary options that pay a fixed amount or nothing only if the option expires in-the-money, online binary options entitle the customer to gain a fixed return, in addition to his or her transaction amount (usually around 75%) if his or her prediction, either for a higher or lower strike price, has been achieved at the expiration of the underlying asset. If the customer’s prediction is not fulfilled, he loses between 95%-100% of his or her investment. The difference between what we receive when customers lose and what we pay out to the customers when they win, constitutes our revenue. For example, if a purchase is made at 10:15 AM of a binary call option on XYZ Corp.’s stock, struck at $100 with a binary payoff of 75%, then, if at the expiry time of 11:00 AM the stock is trading above $100, $175 is paid by us back to the customer. If its stock is trading below $100, only $5 is paid by us to the customer and we generate revenue of $95.

In addition, once the customer makes a deposit into his or her trading account, he or she can choose to receive a bonus to be added into his or her account on top of his or her deposited amount. The customer is granted with the opportunity to forego the bonus and to continue with the deposit made by him or her only. The bonus offered typically amounts, on average, to between 20% and 30% of the customer’s actual deposit, but the Company may choose to increase the bonus amount offered to the customer and the customer may also request to increase the bonus amount. Customer funds, including profits and losses, are available for withdrawal at any given time; the only element dependent on the withdrawal preconditions is the bonus itself. To be entitled to withdraw a bonus a customer must turn over a trading volume of 25 times the amount of the initial bonus within 90 days. As an example, if a customer received a bonus of $100, to be entitled to withdraw this bonus, he or she will need to trade a minimum volume of at least $2,500 during a time period no longer than 90 days from his or her first trade. If the customer has not reached the required volume within this 90 day period, then the bonus will be voided and deducted from the customer’s available balance. If the client uses his or her bonus (i.e., the trading volume was higher than his initial deposit), he or she will be able to withdraw his or her balance and all other profits incurred using the bonus only if the withdrawal preconditions are met. In the event that the customer loses on a particular trade after a bonus has been added into his or her account, such loss will be deducted from the actual amounts deposited by the customer and not from the bonus. Customers are not required to accept bonuses; they are optional for all customers.

For illustrative purposes, if a customer deposits $1,000 and receives a bonus of $500, he or she must meet the withdrawal preconditions (i.e., generating total volume of $12,500 ($500 x 25) within 90 days) before being eligible to withdraw his or her bonus funds. At the time the customer requests to withdraw funds from his or her account, he or she has made a profit of $500; if he or she has met the withdrawal preconditions, he or she is eligible to receive $2,000 ($1,000 deposit amount, plus $500 bonus, plus $500 in profits). If he or she has not met the withdrawal conditions, he or she is eligible to receive $1,500 (the $1,000 deposit, plus $500 in profits).

If, on the other hand, the customer, at the time he or she requests to withdraw funds from his or her account, had incurred a loss of $200 from losing trades, but met the withdrawal preconditions, he or she is eligible to receive $1,300 ($1,000 deposit amount, plus $500 bonus, less $200 in losses). If he or she did not meet the withdrawal preconditions, he or she is eligible to receive $800 (due to cancellation of the bonus, $1,000 deposit, less $200 in losses).

Customers are informed about all aspects of the bonus at the time of election via the detailed terms and conditions available on our website. Customers are also advised of the terms and conditions in the process of, and prior to, registering new accounts, and are required to acknowledge that they have read the terms and conditions before they may proceed with opening an account. Customers are only subject to the withdrawal preconditions described above if they elect to accept the bonus when registering a new account. The majority of customers typically do not meet the required volume of trades to retain bonuses. The customer must ask for a bonus via marking a request for bonus box on the site. He or she is not given a bonus unless he or she specifically asks for it.

For volume purposes, trading both a call option and a put option on the same asset and at the same expiration time are considered a single trade. Sell option transactions are not included in calculating the trading volume threshold required to be met to withdraw the bonus. A customer may not receive a bonus for a deposit when, at the same time, he or she has a pending withdrawal request. The Company may decide at its own discretion whether or not to grant bonuses.

Any customer must have a personal account with us in order to use our Trading Platform. Once a customer enters into his or her account, and wants to invest in an option the customer is made aware of the payout and loss ratio prior to entering into a contract via the Trading Platform. Upon a request to withdraw funds the customer receives a payout within 5 business days. These ratios are always fixed prior to the opening of a contract with a customer and determined based on the risk of the underlying asset at the time that we make the asset available for trading.

Online binary options usually carry an expiration date or time that can vary between a minute to a few months depending on the specific chosen expiration period.

Online Binary Options Market

The online financial trading industry is competitive and evolving. As an international provider of binary options, we compete primarily against businesses like AnyOption.com and 24Option.com.

There are a number of websites competing in other online trading mediums, such as trading in pairs of foreign currencies, commodities, equities and indexes.

Different Types of Binary Options

Binary options are simple put or call options conditioned only by the price and the expiration date. They refer to conditional scenarios that if they come true, either validate or invalidate the option. The customer knows ahead of his or her investment the amount of the desired payout he or she will get if his or her conditional scenario proves to be right or his or her loss if his or her conditional scenario proves to be wrong.

Binary Options Websites

We offer customers, mainly from European markets, the ability to trade on options through www.eztrader.com and www.globaloption.com. Approximately 90% of our revenues are derived from the European market. We do not presently offer our services to customers from the United States, Canada, Turkey, or certain other South East Asian countries. We utilize geo-targeting, which is the method of determining the geolocation of a website visitor based on his or her location, such as country, region/state, city, metro code/zip code, Internet Protocol or Internet Service Provider. Once a potential customer is identified as a U.S. person based on the various methods described above. Our Trading Platform automatically prohibits this potential customer from accessing the Company’s website. In addition, as part of the required documentation from customers, we obtain proof of address such as a current utility bill, copies of a passport and credit card from each potential customer to further ensure that he or she does not reside in the United States.

There can, however, be no assurance that we will in every instance be successful at filtering out customer applications received from persons located in the United States. It is also possible for existing customers to access the Trading Platform from the United States if they physically move to the United States. Further, although our website is blocked to persons in the United States, and we have systems in place designed to prevent a customer application from the United States being accepted, such systems are subject to human and technological error, and fraud on the part of a customer. If a customer in the United States were to open an account on the Trading Platform, this could subject us to legal and/or regulatory action and/or liability in the United States. There is also a risk that a customer could mask their IP address in order to access the Trading Platform from the United States, which could result in regulatory action being taken against us in the United States.

Specifically, we market our online binary options trading business towards customers who are seeking to realize a profit from their trades within a short period of time. We market to such customers because, in our opinion, our Trading Platform features a novel venue and a simpler and straightforward method for the realization of immediate returns on trades in the global financial markets.

Customers use our binary options Trading Platform to choose either a put option or a call option. In either case, if the option expires “in-the-money”, customers receive about 75% return on their trades or lose between 95%-100% of their trades if their option expires “out-of-the-money”. Expirations can vary between a minute to a several months depending on the specific chosen expiration period.

We also offer long-term options which include a few options that commence on one specific business day, and are differentiated by their expiry date. Such long-term options may expire after a minimum period of one day, one week, one month or at the end of each calendar quarter or year. The purchase prices of the long-term options and their return rate may be changed from time to time according to supply and demand and market risk, but on the expiry date of such options, their relevant price will be their exact market price at their exact expiry moment. In any event, the minimum buying amount with regard to the long-term options is $500, and no bonus is paid and no turnover bonus is calculated on such options. If a return rate is changed, then the change applies to the long-term options purchased after the change. A comparison between the buying price of a long-term option and such option’s price on its expiry date shall determine whether the purchaser of such long-term option is entitled to receive the relevant payment. Once a long-term option is purchased, it cannot be canceled or re-traded. The long-term option stays in the possession of its purchaser, solely and exclusively, until it expires. The long-term option's price includes dividends (if distributed). The exchange rate on the day of the long-term option’s expiry shall prevail. If a stock split has occurred with regard to the holdings in a relevant asset or commodity, then, on the date of such split, the price of the relevant long-term option is changed accordingly.

Our Trading Platform gives a customer the ability to buy or sell options on all of the assets listed. Prior to making an investment decision, the customer sees the current real time quotes of the particular asset and also sees the predetermined gain or loss ratio for each particular option.

A new customer is directed to a sign up page, where he or she has access to all terms and conditions related to the Trading Platform in 13 different languages. On the registration page, before the customer can start trading the customer needs to input certain basic personal information, which is required to open an account. This process is simple and straightforward. Customers have the ability to deposits funds via a direct wire, credit card payment or via alternative payment methods specific to each country. There are no fees associated with opening an account or with executing any option transaction. The minimum initial deposit is $200 for dollar-based accounts, €200 for euro-based accounts and £200 for pound-based accounts. All other currency accounts have a minimum initial deposit equivalent of $200 in the particular currency.

In order for customers to start trading, they are required to open an account and provide their exact personal information, a process which is simple and straightforward. Once this phase is complete, customers have an array of methods to make a deposit. They can elect to use their credit card, e-wallet provider or effectuate a bank wire transfer. Credit card and e-wallet deposits are recorded immediately as credits in the customers’ account, and, upon completing the customer due diligence process and if accepted by the Company, can begin to make trades.

All quotations of current rates and active assets of the different trading exchanges are provided through eSignal and NASDAQ OMX every several seconds.

Customers are also provided with a sophisticated back-office tool that enables monitoring of their entire account activity.

Marketing

We invest significantly in marketing and advertising as we believe that marketing and advertising is critical for increasing the number of new customers and active customers which are among the main drivers of revenue growth. We seek to acquire customers through a range of marketing online channels such as media buying, affiliation with marketing partners, Pay Per Click (PPC), Search Engine Optimization (SEO) and social media. In addition, we target and acquire sponsorship agreements with football and handball teams in our main markets to promote our brand name

In August 2014, we signed a partnership agreement with Bayer 04 Leverkusen, a Premier Bundesliga Football Team, pursuant to which we became a sponsor of this team and receive certain rights, including on-line and field display of our logos and the right to use the website addresses of this team for our marketing and advertising purposes. This agreement was subsequently terminated in March 2015.

In September 2014, we signed a sponsorship agreement with VFL Wolfsburg women team, a Premier Bundesliga Football Team which won the European Champions league in the past two years, pursuant to which we became a sponsor and received certain rights, including on-line and field display of our logos and the right to use the website addresses of these teams for our marketing and advertising purposes.

In October 2014, we signed a cooperation agreement with AIK Fotboll AB, a football club of Solna, Sweden, which will be in effect until the end of 2017, pursuant to which we became a sponsor and received certain rights, including on-line and field display of our logos and the right to use the website address of this club for our marketing and advertising purposes. This agreement was subsequently terminated in March 2015.

In November 2014, we signed an advertising agreement with the National German Women’s Handball team. Pursuant to this agreement, we have the right to present our corporate logo on the front of the jerseys of each player and staff member, together with advertising rights for online binary trading, and our corporate logo on the LED advertising system during all matches. The agreement will be in effect through October of 2016.

In September 2014, we signed a sponsoring contract with VfL Wolfsburg Fussball GmbH. This contract will be in effect through June 2018, pursuant to which we will become a sponsor and receive certain rights, including on-line and field display of our logos and the right to use the website addresses of the team for our marketing and advertising purposes.

In March of 2015, we signed a partnership agreement with the Everton Football Club Company Limited with immediate effect that will continue through May 2017. We will benefit from advertising at all domestic cup games played at the Goodison Park in Liverpool and host exclusive content on the club’s website.

Our marketing strategy is to focus on investing in targeted and cost-effective marketing initiatives, including in both online and off-line media channels, affiliate programs, sponsorships and co-operations with leading consumer manufacturers, which provide us measurable results. The majority of advertising is conducted through online channels such as search engine websites (such as Google, MSN and Yahoo), apps and via the “OPTION AFFILIATES.COM” program, which is an extensive affiliates network with approximately 2,500 affiliates.

Under the media buying channel we seek and maintain local websites that can generate quality traffic source, within the “OPTION AFFILIATES.COM” program.  We maintain a large number of “affiliate” marketing partners, typically operators of one or more websites on which certain products and services are promoted.  We provide our affiliates with a range of marketing materials designed to direct potential customers to the Trading Platform, and affiliates are compensated on a success basis.

OPTIONAFFILIATES.COM, wholly-owned by us, allows our partners, such as advertising networks, to get marketing materials for their use and it also allows us to acquire new customers. Customers obtained from a partner will be credited to such partner and if the customer starts trading, then such partner will be entitled to a payment in accordance with a predetermined rate. Our program is based on the success of our partners and allows us to work with large agencies and small advertisers.

We have engaged with a business intelligence provider in order to measure our marketing results. Business intelligence systems have provided us with full insights on user potential, personal preferences and operative platform to connect with users (via emails, SMS and our call center). The vendor gathers collective information about our users’ activities and operations based on actions within our Trading Platform. This information allows us to segment users based upon specific criteria and then communicate with these users in the most efficient notification method such as email, customer support SMS or push notifications within the mobile applications. The vendor’s fees are an immaterial expense to the Company.

We are able to analyze this data to determine the conversion ratios between the “clicks” on the website and sign-ups for real money accounts. In reviewing this information, we are able to calculate the return on investment and the maximum price per click we are prepared to pay for a particular online marketing campaign, and as a result, to allocate marketing resources effectively.  We believe online awareness of our brand is growing.

Strategy

We intend to grow our customer base further and increase the proportion of customers who trade frequently and for a longer period of time, resulting in an increase in the number of trades executed on the Trading Platform. We intend to do this by increasing brand awareness and business intelligence and attracting more customers in regulated markets, to and retaining more customers on, the Trading Platform. We believe that increased brand awareness with business intelligence will generate greater average deposit per user (“ADPU”) by improving our perception by customers and hence willingness to trade on the Trading Platform with greater frequency and in greater quantum. We believe that increased brand awareness alongside with deep business intelligence has the potential to improve the margin between ADPU and average user acquisition cost (“AUAC”).

We also intend to increase our customer base through entry into new markets. Where appropriate, we will also consider setting up local offices or subsidiaries in such markets and to extend our product and technology offering.

We intend to further update the number of financial assets offered for binary options trading on the Trading Platform. We believe that by adjusting the product portfolio, we will attract more relevant customers to the Trading Platform resulting in a variety of trading activity.

We have extended our Trading Platform and it is now available on many leading mobile devices. We strongly believe that our ability to deliver the most advanced and reliable mobile platform will enable us to continue to have a leading position in the market place.

Trading Platform

We believe that our success is primarily due to the self-developed proprietary technology supporting the Trading Platform:

(i) Trading Platform Customer Interface

The Trading Platform provides a simple and consistent interface for customers across a number of different devices. It has been designed to be as intuitive and easy to use as possible and provides customers with real-time prices, execution facilities and a multitude of order types. Through these proprietary and user-friendly delivery channels, customers may trade and access their account information online through a number of different mediums, which increases accessibility to, and traffic on, the Trading Platform.

The Trading Platform’s customer interface is designed to interact efficiently, with as little human input as possible. The Trading Platform processes each customer’s trades automatically, updating the “back office” account information in real-time. Real-time position-keeping also allows customers to monitor their open positions and trading activity continuously.

As a result of our self-developed proprietary technology, we pay no external license fees for our core Trading Platform technology. This allows us to operate with internal timeline and allow flexible account management with customers not limited by third party limitations from a platform service provider.

In the years ended December 31, 2015 and 2014 over 2,076,000 and 952,000 customer transactions were effected using the Trading Platform, respectively. We believe there is significant scope for the Trading Platform to process more trades, without a material increase in development costs. The Trading Platform is designed to accommodate additional instruments and customers easily, with limited modifications and minimal capital expenditure.

(ii) Robust, scalable technology platform and infrastructure

The modular server architecture is designed to maximize trade reliability, speed and security across our network. In addition, we operate through a number of different scalable servers, so that if one or more should fail, the remaining servers should be in a position to maintain our operations. We believe that our business model is scalable as a result of the level of automation in the Trading Platform.

All quotations of current rates and active assets of the different trading exchanges are provided through NASDAQ OMX, eSignal, EuroNext and Leverate in real-time.

We utilize Leverate as a service provider to obtain real time quotes of most of the underlying assets. Leverate has a 24 hour support service to assist with any quotes disputes. We pay a fixed minimum fee per month for all quotes provided in the Trading Platform. This expense accounts for less than 1% of our overall expenses.

The network is protected against unauthorized intrusions by firewalls and, to maximize reliability and security, we have developed a backup system in the event the systems are unable to perform. All data held in the network is clustered in a “Storage Area Network” and is automatically backed up every hour with the backups being transported offsite once each week.  To date, we have never experienced an unauthorized intrusion into our network.

While we are responsible for the administration of the Trading Platform, we use a third party hosting service. The third party service provider, which has a Statement on Standards for Attestation Engagements No. 16 (“SSAE 16”) accreditation, also provides monitoring services. SSAE 16 defines the standards an auditor must employ in order to assess the contracted internal controls of a service organization. The report for internal controls of the third party hosting service is in accordance with SSAE 16. Service organizations, such as hosted data centers, insurance claims processors and credit processing companies, provide outsourcing services that affect the operation of the contracting enterprise. In the case of a disaster, the third party service provider is responsible for the provision of replacement devices that are ready for deployment.

We believe that as the binary options market continues to experience growth, we have the proprietary technology to grow with it with a view to increasing our market share. In addition, developing the necessary proprietary technology presents high barriers to entry for new entrants into the market due to the time-consuming and capital-intensive software development which is initially required. Although comparable technology may be available by lease or other means, reliance on outside parties has the potential to interrupt the flow of business, inadvertently release customer information, and reduce efficiency and responsiveness to customers.

Proprietary Intellectual Property

To our knowledge, none of our products or services is subject to any patents, or patent applications. We believe that our products and services, including the Trading Platform, are primarily protected by copyright, trademark, trade secret and contract laws in the jurisdictions in which we operate. However, despite our efforts to protect our proprietary rights from unauthorized use or disclosure, our efforts may not be sufficient or successful. It may be possible that some of our innovations may not be protectable. If third parties were to use or otherwise misappropriate our source code, other copyright materials, trademarks, service marks or other proprietary rights without our consent or approval, our competitive position could be harmed, or we could become involved in costly and distracting litigation to enforce our rights.

We do not currently own any registered copyrights or trademarks.

Customer base

We are a highly customer focused business as both attracting and retaining customers is our key strategy. The Trading Platform is only used by retail customers and is not available to institutional traders.

We believe that our business is attractive to customers for several reasons, including, but not limited to, the following:

☐	the Trading Platform provides a simple and consistent interface for customers across a number of different devices;

☐	we aim to offer a variety of binary options. Such options vary by instrument category and include options on indices, equities, foreign currency and commodities. We constantly add new assets to our offerings, which also include new listings. New assets are comprised of individual options for the above mentioned instrument categories. In addition, we accommodate customers’ requests to add certain new assets;

☐	we offer binary options linked to a broad range of expiration terms on many of the assets mentioned above to serve variable optional time frames valued by our customers; and

☐	our strategy involves bonuses which are designed to attract new customers and encourage existing customers to trade on the Trading Platform.

Industry background and markets

We believe that customers are being attracted to Binary Option trading due to the range of underlying financial instruments, high payout offering and the ability to gain exposure to such instruments with a relatively low capital requirement.

We believe that, internationally, there is an increased acceptance of binary options both as a viable investment and as a product which offers a relatively simple ability to trade. We believe that, going forward, customers will favor regulated online trading providers with a global reach and, accordingly, we continue to enhance and develop our existing Trading Platform and seek to anticipate market trends and customers’ expectations.

The online financial trading industry is competitive and evolving. As an international provider of binary options, we compete primarily against businesses like AnyOption.com, 24Option.com.

We believe we have several key competitive advantages in our marketplace including, but not limited to:

☐	no commission on trades;

☐	a technology platform which is not reliant on third party software;

☐	a user-friendly Trading Platform which allows the users to handle his or her trades in a very simple way; and

☐	a state of the art Trading Platform application for mobile devices.

We have a special department that constantly monitors users’ reviews, blogs, forums and articles and provides official responses to all questions, feedbacks and complaints together with the assistance of our support department. On a daily basis, we monitor reviews of other binary options providers in order to insure that we maintain the highest quality of service. This department invites customers to post their opinions by opening EZTD support channel threads in binary options forums. We also retain contact with our customers through social media platforms. All of these services are provided in multiple languages.

Internationally diversified revenue model

We have internationally diversified revenue streams. In the years ended December 31, 2015 and 2014, revenues deriving from customers based in the European Economic Area (the “EEA”), which includes the EU Member States and Iceland, Liechtenstein, and Norway, represented more than 90% of our revenues. The remainder of our revenues is derived mainly from the Middle East and Southeast Asia. However, none of these markets represent a material share of our revenues.

Trading and Customer limits

Trading limits

The technology developed by us incorporates real-time financial risk limitation systems with certain hedging and trading limit triggers.

Customer limits

Monetary limits placed on customers are: (a) exposure to any single instrument; (b) aggregate open positions as a whole; and (c) aggregate deposit amounts. Customer limits are determined with reference to, among other things, trading history, location and other due diligence results.

The limits placed on individual customers mitigate the risk that we become reliant on any single customer or small group of customers for our revenue and also mean that we have no significant exposure to the trading positions of any such customers.

When these limits are reached the Trading Platform automatically ceases to accept trades from the relevant individual until such time as the exposure level falls below the relevant threshold(s).

We apply a limit on transactions as follows: $300 for short-term option that expires within 60 seconds, $5,000 limit on options that expire within one 1 hour and $7,500 limit for options that expire after 24 hours.

We do not have different limits for different types of customers.

We assess the risk for all open options that expire past the 1 hour limit for each specific asset. If the exposure on any one asset exceeds five percent of our daily trading volume, then we stop offering any further trading on such asset. We have the ability to stop offering binary options on any asset at any given time. Once the open positions for any particular asset are above 5% of our overall trading volume then we stop making that asset available.

Current trading and future prospects

We believe that we provide substantial opportunity based around the delivery of a binary option Trading Platform to retail customers in a growing international binary option market. We believe that an increasing awareness and willingness of customers around the world to trade derivative products such as Binary Options will offer us potential growth.

Government Regulation

U.S. Regulation of Online Binary Options

In a June 1, 2013, investor alert, the SEC took the position that “if the terms of a binary option contract provide for a specified return based on the price of a company’s securities,” the binary option contract is a security and must be registered. In SEC v. Banc de Binary Ltd., 964 F. Supp. 2d 1229 (D. Nev. 2013), the United States District Court for the District of Nevada held that binary options are securities because they are “privileges...based on the value [of securities]” and that they “are probably also ‘puts’ or ‘calls’ because they are bets that the price of the security will rise or fall.” Any offer or sale of securities in the United States must be registered under the Securities Act of 1933, as amended (the “Securities Act”) or made pursuant to an available exemption from the registration requirements of the Securities Act.

As of January 31, 2014, we prohibit U.S. and Canadian persons from both engaging in trades of commodities and foreign currencies, and from accessing our Trading Platform, eliminating them from engaging in any trading activities entirely. Canadian and U.S. persons are now also denied any access to our website. Accordingly, there are no offers or sales in the United States or in Canada.

While only the District Court for the District of Nevada has held that binary options are securities, both the SEC and the CFTC strongly maintain that selling binary options to U.S. investors and soliciting to sell binary options require the registration of the binary options as securities and also require registering with the SEC as a broker, and there remains a risk that additional courts will hold that binary options are securities. While U.S. persons are blocked from accessing our website and Trading Platform, if a U.S. person were able to gain access to the Platform it is possible that we could face penalties or sanctions and/or otherwise have our operations negatively affected.

As provided in our customer terms and conditions, a customer’s account balance that shows no activity for nine months or more is automatically zeroed out through a bookkeeping entry. Nevertheless, once an inactive account has been zeroed out, a customer with such an account may still request to receive his or her outstanding balance, and the customer will receive his or her outstanding balance less a nominal maintenance fee upon his or her presentation of acceptable identifying documentation.

We estimate that the outstanding funds remaining in former American customers’ accounts are immaterial and bear no significant financial liability or risk.

Non-U.S. Regulation of Online Binary Options

According to the consolidation of the Law 144(I)/2007 of October 26, 2007, Law 106(I) 2009 of October 23, 2009, Law 141(I) of October 26, 2012 and Law 154(I) of November 9, 2012, which regulate the provision of investment services, the exercise of investment activities, the operation of regulated markets and other related matters, we may provide investment services on a professional basis in all European Member States only if we have received prior authorization from CYSEC. A market operator may operate a Multilateral Trading Facility (MTF) under the condition that CYSEC ascertains in advance its compliance with the Law 144(I)/2007.

We were granted authorization by CYSEC on June 14, 2013 to operate as a Cyprus Investment Firm (“CIF”) and completed the pass porting certification which allows us to freely trade in all of the 28 countries in the European market. CYSEC announced on May 3, 2012, that binary options will be included in the trading activity within the scope of the Law 144(I)/2007. CYSEC has defined binary options as financial instruments. Accordingly, all entities which offer investments services related to binary options, were obliged to submit an application for a license to operate as CIF. The scope of permissible activity under our Cypriot license includes the following: investment services; reception and transmission of orders in relation to one or more financial instruments; execution of orders on behalf of clients; dealing on the Company’s own account; safekeeping and administration of financial instruments, including custodianship and related services; foreign exchange services where these are connected to the provision of investment services; investment services and activities; and, other ancillary services in connection with the provision of investment services or other aforementioned services.

Between November 20, 2014 and December 22, 2014, our authorization was temporarily suspended due to a shortfall in client funds. The shortfall was due to the fact that Corporate Commercial Bank in Bulgaria, in which we had deposits of $4.2 million ceased operations in June of 2014 and in November 2014 was declared bankrupt. Upon the additional injection of approximately $1 million in order to meet client obligations, CYSEC decided to withdraw the suspension.

On March 2, 2015, CYSEC instituted a fine of €10,000 against the Company for its violation of Article 26(5) of the Investment Services and Activities Regulated Markets Law of 2009, because it continued to provide investment services through its websites when its authorization was suspended. The fine imposed was moderate in light of this being the first incident involving CYSEC.

On November 27, 2015, CYSEC instituted a second fine of €340,000 against the Company for noncompliance to actions mainly conducted in the Company’s preliminary phase in 2014. In its evaluation of the matter, CYSEC afforded significant consideration to both the written representations provided in the Company’s defense, and to the corrective measures taken by the Company.

As a result, the Company’s activities and services have been and will be monitored by CYSEC with increased scrutiny. Following the Company’s license suspension, CYSEC has been carefully evaluating aspects of not just the Company’s policies, but also the industry in general. As a result, the Company has been in communication with CYSEC and, although this action had initially adverse effects, it has actively promoted a better understanding of the regulations to which we are subject.

A company will not be authorized to operate as CIF if CYSEC is not fully satisfied that such company complies with all the requirements stated in Markets in Financial Instruments Directive 2004/39/EC (“MiFID”) and the directives issued pursuant to MiFID. The CIF authorization is valid in all member states and allows a CIF to provide the services or/and perform the activities for which it has been authorized, in all the member states, either through the establishment of a branch or the free provision of services or performance of activities. The CIF authorization states the name of the CIF, the number and the date of issue of the authorization, the investment and ancillary services it is allowed to provide, the investment activities it is allowed to perform, as well as any other details CYSEC considers necessary.

After approval to operate as such, a CIF has to ensure that it complies with the Law 144(I)/2007 along with other CYSEC rules and regulations.

On November 15, 2015, the Commissione Nazionale per le Società e la Borsa (“CONSOB”) instituted a fine of €20,000 against the Company’s directors for having made WGM Services Ltd.’s website and services available to the Italian public from May 2012 to May 2013, in advance of obtaining CONSOB’s consent. The pecuniary fine has been paid in full and the matter has been fully resolved and closed by CONSOB.

Each country in which we offer our online binary options may have local specific regulations. We intend to comply with such regulations and rules and will obtain any relevant licenses or regulatory approvals in any territory as we may be required to operate our online binary options business.

We have an office located at 11Vizantiou Street, Office 401, 2064 Strovolos, Nicosia, Cyprus  and have obtained authorization to provide investment and ancillary services from CYSEC as per sections 6(6) and 22 of the CYSEC Market Law on June 14, 2013 with authorization number 203/13. Under section 79 of the CYSEC Market Law, an investment firm regulated by a commission must obtain approval for freedom to provide investment and ancillary services in another EU member state; we, using the trading name “EZTrader”, obtained approval from CYSEC for free provision of services in all EU Member states on March 31, 2014.

Our retail users are classified as “consumers” under the Unfair Contract Terms Act 1977 and Unfair Terms in Consumer Contracts Regulations (“UTCCR”). We are required to comply with Cyprus consumer protection laws such as the Unfair Contract Terms Act 1977 and UTCCR, a violation of which could result in us being subject to regulatory sanctions, receiving customer complaints and claims for losses, and not being able to enforce contracts against our customers. Similar consumer protection laws in other jurisdictions could have the same result.

WGM must comply with the pan-European regime established by MiFID, which became effective on November 1, 2007, and regulates the provision of investment services and activities throughout the EEA.

Key Strengths

We believe that we have a number of attributes which, collectively, differentiate us in the market in which we operate, including, but not limited to:

☐	fully regulated within EU as a market maker;

☐	strong brand recognition;

☐	a user-friendly and reliable Trading Platform that is consistent across multiple operating systems and devices;

☐	a state of the art Trading Platform application for mobile devices;

☐	a focus on online marketing to drive customer acquisition;

☐	a financial risk limitation model;

☐	a broad range of assets traded by binary options;

☐	a scalable business model;

☐	a focus on offering retail (rather than institutional) customers the ability to trade in binary options; and

☐	a strong and experienced management team.

Competition

We believe that the online binary options industry is young but rapidly growing. Today, there are still only a small number of websites that feature trading on binary options, some of which have similar product offerings to ours. Such websites include www.anyoption.com and www.24option.com.

Item 1A.	Risk Factors

Our business involves a high degree of risk, and our securities are highly speculative. Potential investors should carefully consider the risks and uncertainties described below and the other information in this Annual Report and our other SEC filings before deciding whether to invest in shares of our common stock. If any of the following risks actually occur, our business, financial condition, and results of operations could be materially and adversely affected. This could cause the trading price of our common stock to decline, with the loss of part or all of an investment in our common stock. The following risk factors are not the only risk factors we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business, prospects, financial condition and results of operations.

Risks Related to Our Financial Condition and Capital Requirements

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

In addition, our independent auditors modified their report for the year ended December 31, 2014 to express substantial doubt as to our ability to continue as a going concern.

There is no assurance that profitable operations can be sustained.

As of December 31, 2015, we had an accumulated deficit of $40,891,000. We expect to incur substantial costs that may not be offset by increased revenues. These costs include the following: hiring new staff and investing in marketing of our binary options business.

Although we achieved a substantial increase in operating revenues, our operating results are likely to be difficult to predict and are likely to fluctuate substantially.

Our operating results are likely to fluctuate significantly due to a variety of factors, many of which are outside of our control. Factors that may harm our business or cause our operating results to fluctuate include the following:

☐	technical difficulties with respect to the use of our binary options Trading Platform;

☐	adverse regulatory developments in the business of binary options;

☐	increased competition from new and existing binary options trading providers; and

☐	fluctuations in the rate of acquiring new customers.

We have financed our operations primarily through the sale of equity securities.

We may need to continue to finance our operations with the sale of equity securities. If we do so, our stockholders will experience dilution to their percentage interest in us, which may be substantial, and the new equity securities may have rights, preferences or privileges senior to those of existing holders of our shares of common stock. If we are unable to obtain future financing by way of the issuance of convertible debt or the sale of equity securities, we may have to substantially curtail or cease operations or find a merger partner on terms which, if available at all, may be unfavorable.

Regulatory Risks

We are subject to regulatory capital requirements under the laws of Cyprus and failure to meet the requirements could have a material adverse effect on our business, financial condition and results of operations.

We are regulated under CYSEC Market Law, which requires us to meet the capital adequacy tests as per section 67 of the CYSEC Market Law, where a CIF must have its own funds which are at all times more than or equal to the sum of its capital requirements. Funds are consisting of cash, segregated client cash accounts, restricted cash and receivables from credit card companies.

On March 2, 2015, CYSEC instituted a fine of €10,000 against the Company for its violation of Article 26(5) of the Investment Services and Activities Regulated Markets Law of 2009, because it continued to provide investment services through its websites when its authorization was suspended. The fine imposed was moderate in light of this being the first incident involving CYSEC.

On November 27, 2015, CYSEC instituted a second fine of €340,000 against the Company for noncompliance with respect to actions mainly conducted in the Company’s preliminary phase in 2014. In its evaluation of the matter, CYSEC afforded significant consideration to both the written representations provided in the Company’s defense. As a result, the Company’s activities and services have been and will be monitored by CYSEC with increased scrutiny.

On November 15, 2015, the CONSOB instituted a fine of €20,000 against the Company’s directors for having made WGM Services Ltd.’s website and services available to the Italian public from May 2012 to May 2013, in advance of obtaining CONSOB’s consent. The pecuniary fine has been paid in full and the matter has been fully resolved and closed by CONSOB.

Currently, we are required to submit capital adequacy reports on a monthly basis. CYSEC as per section 72 of the CYSEC Market Law considers that a CIF must make certain public disclosures in an information report and submit to the CYSEC all information relating to its capital adequacy. We are required to maintain a minimum net capital of €730,000. Failure to implement the recommendations of CYSEC’s individual capital guidance could lead to enforcement action being taken against WGM and its officers and directors.  Since we obtained our license to operate as a CIF from CYSEC, we have been in compliance with all CYSEC’s requirements.

According to regulatory requirements in Cyprus for European traders, as per paragraph 18-20 of the CYSEC Directive DI 144-2007-01 the Company’s subsidiary in Cyprus must take the necessary steps to segregate between client cash accounts where client deposits are being held from the Company’s operating cash account. Furthermore, under this regulation, the Company must comply with the covenant of having funds in excess of these European client obligations. Funds consist of cash, segregated client cash accounts, restricted cash and receivables from credit card companies

The Company records all transactions from credit card companies and banks on a daily basis. In addition, revenue is recognized on a daily basis and the correlating client obligation accounts are updated. This allows the Company to determine the cash available to be transferred from the segregated cash accounts to its operating cash account.

Furthermore, section 74 of CYSEC Market Law states that if a CIF violates the provisions of Part VIII of the CYSEC Market Law in regards to capital adequacy, CYSEC may, judging in its absolute discretion the seriousness of the infringement, set for the CIF a deadline for compliance, impose an administrative fine upon the CIF, and may consider proceeding with the withdrawal or suspension of the CIF authorization.

The minimum capital requirements to which WGM is subject may affect our ability to distribute profits which we would otherwise be permitted to distribute. In addition, any changes to the regulatory capital requirements in any of the jurisdictions in which WGM operates could restrict the pace of our expansion or affect the balance of the products we are able to offer and/or the jurisdictions in which we are allowed to offer them.

Any such change in our regulatory capital requirements could have a material adverse effect on our business, financial condition and results of operations.

Government regulation could require us to register our business or otherwise effect our operations.

In a June 1, 2013, investor alert, the SEC took the position that “if the terms of a binary option contract provide for a specified return based on the price of a company’s securities,” the binary option contract is a security and must be registered. In SEC v. Banc de Binary Ltd., 964 F. Supp. 2d 1229 (D. Nev. 2013), the United States District Court for the District of Nevada held that binary options are securities because they are “privileges...based on the value [of securities]” and that they “are probably also ‘puts’ or ‘calls’ because they are bets that the price of the security will rise or fall.” Any offer or sale of securities in the United States must be registered under the Securities Act or made pursuant to an available exemption from the registration requirements of the Securities Act. While only the District Court for the District of Nevada has held that binary options are securities, both the SEC and the CFTC strongly maintain that selling binary options to U.S. investors and soliciting to sell binary options require the registration of the binary options as securities and also require registering with the SEC as a broker, and there remains a risk that additional courts will hold that binary options are securities. While U.S. persons are blocked from accessing our website and Trading Platform, if a U.S. person were able to gain access to the Platform it is possible that we could face penalties or sanctions and/or otherwise have our operations negatively affected. See also Item 3, “Legal Proceedings”, of this Annual Report on Form 10-K

We could fail at filtering out customer applications received from persons located in the United States.

There can be no assurance that we will in every instance be successful at filtering out customer applications received from persons located in the United States. It is also possible for existing customers to access the Trading Platform from the United States if they physically move to the United States. Further, although our website is blocked to persons in the United States, and we have systems in place designed to prevent a customer application from the United States being accepted, such systems are subject to human and technological error, and fraud on the part of a customer. If a customer in the United States were to open an account on the Trading Platform, this could subject us to legal and/or regulatory action and/or liability in the United States. There is also a risk that a customer could mask their IP address in order to access the Trading Platform from the United States, which could result in regulatory action being taken against us in the United States.

Withdrawal or amendment of regulatory authorizations or non-compliance with, or changes to, the legal or regulatory framework in which we operate may have a significant adverse effect on our business and operations.

Withdrawal or amendment of regulatory authorizations in respect of all or part of the business carried on by us or in respect of the fitness and propriety of one or more individuals to perform their current roles (including any of our directors) might oblige us to cease conducting a particular type of business or modify the manner in which it is conducted. In particular, if our Cyprus CYSEC authorization were to be withdrawn, we would be unable to operate our business throughout the EEA – such jurisdictions contributed more than 90% of our revenue for the financial periods ended December 31, 2015, and 2014, respectively. In addition, where authorization of a particular individual has been removed, this would result in the need to allocate to different individuals responsibility for the part of the business which had been that individual’s responsibility.

Failure to obtain prior regulatory authorization in a jurisdiction where we have operated or the refusal of a regulator to grant that authorization in a jurisdiction where we may wish to operate could prevent us from maintaining or expanding our business. We have never been refused any license which we have applied for.

As noted above, CYSEC and CONSOB have instituted fines against us. In its evaluation of the matter, CYSEC afforded significant consideration to both the written representations provided in the Company’s defense, and to the corrective measures taken by the Company between the time of license suspension and reinstatement. As a result, the Company’s activities and services have been and will be monitored by CYSEC with increased scrutiny.

Further, changes to laws or regulations, including the enactment of new requirements in relation to regulatory authorization, financial promotions, the use of third party affiliates, taxation, the internet or e-commerce (or a change in the application or interpretation of existing regulations or laws by regulators or other authorities), in any jurisdiction in which we currently carry on business might oblige us to cease conducting business, or modify the manner in which we conduct business, in that jurisdiction. Such changes could also have a material adverse effect on our business, financial condition and operating results and/or subject us or our directors, officers, or customers to additional taxation or civil, criminal, regulatory or other action.

For example, it is envisaged that CYSEC will take a more proactive and interventionist approach than its predecessor, the Financial Services Authority, in regulating the conduct of business of investment firms such as WGM. The recent reform of the UK regulatory regime may also lead to changes to conduct of business regulation. In particular, CYSEC has product intervention powers which include the power to ban products and services and it can also direct a regulated firm to withdraw or amend an advertisement. The implementation and use of CYSEC’s new powers and more interventionist approach could place an increased demand on our management, compliance and information technology resources in the mid to long term and could divert resources from the normal operation of our business or the expansion of that business. This could have a material adverse effect on our future operations and consequently on our business, financial condition and operating results.

Any non-compliance with applicable laws or regulations in any jurisdiction could have a significant impact on the way in which we conduct our business. Any non-compliance with applicable laws or regulations could subject our employees, officers and directors to criminal penalties, civil lawsuits, warning notices, fines (which may be excessive) and/or other sanctions from regulators or authorities.

Operating via the internet in different jurisdictions exposes us to a number of risks which may have a significant adverse effect on our business and operations.

We currently have operations in various jurisdictions outside the EEA, in which we allow our customers to execute transactions over the internet. The regulatory and legal framework in these jurisdictions is complex and varies significantly. We decide to operate in such jurisdictions based on our view of: (a) the local legal and regulatory regime in the relevant jurisdiction (in relation to which local advice has been sought by us in most (but not all) cases); and (b) our estimation of the legal, regulatory and commercial risk in the relevant jurisdiction (including the likelihood of enforcement action being taken against us and/or our directors).

We have grown rapidly and as part of this growth have, in the past, commenced trading in a limited number of jurisdictions where operations have been found to constitute, or are likely to constitute, an offense and the penalties (whether civil, criminal, regulatory or other) against us or our directors are unknown. We have taken measures to mitigate these risks. We have adopted a policy which took effect on August 31, 2015, requiring certain action to be taken to reduce risk in any jurisdiction in which we began operations after August 31, 2015. Such policy also requires a higher standard of due diligence than has previously been undertaken to be conducted before operations are commenced in any new jurisdiction following August 31, 2015.

In some jurisdictions, it is not necessarily certain whether laws or regulations are applicable to the relationship we have with customers in those jurisdictions or, if they are applicable, the effect of those laws or regulations may itself be unclear. It is also possible that changes to the law (or interpretations thereof) or to our business may have occurred since the legal or regulatory position in relation to any particular jurisdiction was reviewed by us.

In the past, we have not operated, or may not have operated, and there is a risk that going forward we may not operate, in compliance with the laws (whether civil, criminal, regulatory or other) of some of those jurisdictions from which it is possible to access our products. We have taken measures to mitigate these risks. The governments of certain of those jurisdictions may attempt to regulate our products or services or take enforcement action, such as bringing prosecutions against us or our directors, for violations of relevant laws and regulations. Such circumstances could also result in or contribute to CYSEC imposing a sanction on us including withdrawal of our regulatory authorization. Any such action could make it difficult for us to operate our international business in its current or anticipated form. In addition, we or our directors could become liable for administrative, criminal, financial or other penalties in certain jurisdictions in relation to past or future conduct, or could be unable to enforce claims against customers who are nationals or residents of those jurisdictions and/or such customers may be able to claim compensation from us for their losses.

Financial promotions regimes and other regulations may impact our ability to advertise.

We are reliant on online marketing channels to advertise our business and increase our customer base. However, in certain jurisdictions, the promotion of investment activities is regulated, which restricts the manner in which we may advertise in that jurisdiction.

While we have in place certain policies designed to ensure that all promotional materials are subject to review and approval before being released, such policies are subject to, and have in the past been affected by, human error and technological failure. Further, restrictions or requirements imposed by third party providers of online marketing services (such as word counts), or malfunctions or “bugs” in the software or systems of such third parties, may result in the future in certain financial promotions to be released by us not being in compliance with laws and regulations.

Any non-compliance with the laws or regulatory requirements could subject our employees, directors and officers to disciplinary action, criminal penalties, civil lawsuits and/or fines. Further, there is a heightened risk of CYSEC imposing a sanction on WGM as a result of repeated instances of non-compliance with the financial promotions regime. Any such action could have an adverse effect on our reputation, business, financial condition and operating results.

No assurance can be given that new laws, rules or regulations will not be enacted, or existing requirements applied, in a manner which would restrict or curtail our current advertising activities (including our use of third party affiliates for advertising). Any restriction on our ability to advertise in a particular jurisdiction or jurisdictions could have a material adverse effect on our business, financial condition and operating results.

Laws, regulations or rules in other jurisdictions where we operate could result in customer agreements being deemed unenforceable as against the customer.

Our retail users are classified as “consumers” under the Unfair Contract Terms Act 1977 and Unfair Terms in Consumer Contracts Regulations (“UTCCR”). We are required to comply with Cyprus consumer protection laws such as the Unfair Contract Terms Act 1977 and UTCCR, breach of which could result in us being subject to regulatory sanctions, receiving customer complaints and claims for losses, and not being able to enforce contracts against our customers. Similar consumer protection laws in other jurisdictions could have the same result. Any such events would damage our reputation and impact our business, financial condition and operating results. Further, the contract in place between us and a customer may be deemed void or unenforceable in certain jurisdictions if construed as a contract for gambling or betting or otherwise contrary to public policy. Although we have not faced a claim of this kind to date, there is a risk that customers who have executed a trade on the Trading Platform could later demand to recover any funds they have lost as a result of such trade. If such claims were successful, this could have an adverse effect on our business, financial condition and operating results.

The terms of current and proposed European Union Directives could restrict WGM and thus our business and implementation of those Directives could place a significant demand on our resources.

WGM must comply with the pan-European regime established by the MiFID 2004/39/EC, which became effective on November 1, 2007, and regulates the provision of investment services and activities throughout the EEA.

CYSEC sets out detailed requirements governing the organization and conduct of business of investment firms and regulated markets. It also includes best execution obligations, appropriateness tests, client categorization procedures, pre- and post-trade transparency requirements for equity markets and extensive transaction reporting requirements. Cyprus has adopted those MiFID requirements into national legislation and the CYSEC Rules, as have those other EEA jurisdictions in which we have a presence. The withdrawal or removal of any country from the EEA would remove that country from the operation of MiFID, which could adversely affect our ability to offer our Trading Platform to customers in that jurisdiction.

In the aftermath of the financial crisis, the European Commission set out a detailed plan for European Union financial services regulatory reform, outlining a number of initiatives to be reflected in new or updated directives, regulations and recommendations. If and when implemented, these will have direct and indirect effects on our operations in the EEA. In particular, a review of MiFID by the European Commission has led to the publication of a draft amended Directive and a draft new Markets in Financial Instruments Regulation and Markets in Financial Instruments Directive (known as “MiFID 2”). The proposals, if implemented, could have wide ranging and significant implications for WGM. The implementation of the proposals is not expected until January 2017 and at this stage it is not possible to evaluate clearly their impact on WGM. It is expected, however, that the proposals are likely to increase our compliance burden and regulatory risks.

The European Market Infrastructure Regulation (“EMIR”) became effective on August 15, 2012. Under EMIR, WGM has an obligation to report its derivatives trades to a trade repository (a “TR”). This obligation is a mandatory requirement by CYSEC where its implementation needs to be done with no delays; CYSEC can proceed with fines if any of the investment firms have not implemented it. EMIR became a requirement on January 1, 2014, and it is likely to result in higher compliance costs for WGM. EMIR will have a number of other impacts on investment managers. In particular, market participants will be required to report transactions in exchange-traded and OTC derivatives to TRs, an obligation which was phased in during 2013–2014. Firms will need to consider their contractual relationships with TRs, and also whether their existing data repository and infrastructure is capable of meeting the requirements.

The European Commission has also published proposals to replace the Directive of the European Parliament on insider dealing and market manipulation (2003/6/EC) with a regulation on insider dealing and market manipulation with an accompanying Directive on criminal sanctions. There are also ongoing plans to reform the framework to which regulated firms are subject, including in relation to regulatory capital and the protection of client assets, which will have a direct effect on our EEA operations.

The implementation of any such changes could place a significant demand on our management, compliance and information technology resources and could divert them from the normal operation of our business or the expansion of our business. Further, once implemented, such changes could have a material adverse effect on our future operations and consequently on our business, financial condition and operating results.

The activities of our affiliates under the “OPTION AFFILIATES” program could give rise to legal and regulatory risks.

Customers of our “OPTION AFFILIATES” program accounted for more than 50% of our new customers during the years ended December 31, 2015 and 2014, and we consider that as an integral component of our marketing strategy. As part of the affiliate registration process, we carry out anti-money laundering checks on potential affiliates but do not otherwise vet or restrict prospective affiliates from joining the program. Further, once an affiliate has signed up to the program, we have no automated mechanism through which we can monitor or control our affiliates’ activities but instead carry out manual checks. These factors could expose us to risks associated with the activities of affiliates who advertise our brand (including in connection with bribery and corruption). Should an affiliate use our brand name in a manner which is unauthorized by us, this could give rise to reputational and legal risks, which in turn could have a material adverse effect on our reputation, business, financial condition and operating results.  In the event that such activity becomes known to us, such affiliate is immediately removed from our programs.

We must comply with data protection and privacy laws.

Our operations are subject to a number of laws relating to data privacy. The requirements of these laws may affect our ability to collect and use personal data and also to plant and use cookies in a way that is of commercial use to us, if we do not ensure our adherence to appropriate compliance procedures. Breach of data privacy legislation could result in us being subjected to claims from our customers that we have infringed their privacy rights, and we could face administrative proceedings (including criminal proceedings) initiated against us by the data protection regulator of the relevant jurisdiction in which we operate. In addition, any inquiries made, or proceedings initiated by, individuals or any of such regulators may lead to negative publicity and potential liability for us, which could materially adversely affect our business.

Risks Related to Our Business Operations

We rely on information technology in our operations, and any material failure, inadequacy, interruption or security failure of that technology could harm our business.

We rely on information technology networks and systems, including the internet, to process, transmit and store electronic information, and to manage or support a variety of business processes, including financial transactions, records, and customers’ personal identifying information. We purchase some of our information technology from vendors, on whom our systems depend. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential customer information, such as individually identifiable information, including information relating to financial accounts. Although we have taken steps to protect the security of our information systems and the data maintained in those systems, it is possible that our safety and security measures will not be able to prevent the systems’ improper functioning or damage, or the improper access or disclosure of personally identifiable information such as in the event of cyber-attacks. Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. Any failure to maintain proper function, security and availability of our information systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties and could have a material adverse effect on our business, financial condition and results of operations.

Cyber-attacks against us or security breakdowns of our systems may adversely impact us.

We are susceptible to cyber security risks that include, among other things, theft, unauthorized monitoring, release, misuse, loss, destruction or corruption of confidential and highly restricted data; denial of service attacks; unauthorized access to relevant systems, compromises to networks or devices that we use to service our operations; or operational disruption or failures in the physical infrastructure or operating systems that support us. Cyber-attacks against us or security breakdowns of our systems may adversely impact us, potentially resulting in, among other things, financial losses; our inability to transact business; violations of applicable privacy and other laws; regulatory fines, penalties, reputational damage, reimbursement or other compensation costs; and/or additional compliance costs. We may incur additional costs for cyber security risk management and remediation purposes. While we have established risk management systems designed to reduce the risks associated with cyber security, there can be no assurance that we will not suffer losses relating to cyber-attacks or other information security breaches in the future.

Our inability to protect our proprietary intellectual property could adversely affect our business.

Our proprietary intellectual property is key to our business. Our success depends on our ability to maintain protection of our intellectual property rights and to operate without infringing the proprietary rights of third parties. We may be unable to successfully protect our intellectual property rights.

We have not filed any patent or other applications or registrations covering our software.  Therefore, we seek to protect the proprietary software developed by our employees (in the course of their employment with our Company) by including relevant provisions in their employment contracts. However, we cannot guarantee that our employees will not claim intellectual property rights in the works that such employees create.

There is also a risk that third parties may independently design and exploit software similar to the software developed by us without infringing our intellectual property rights, but with a material adverse effect on our business and profitability, or that our competitors as well as other companies and individuals may obtain and may have obtained intellectual property rights related to technologies for trading the types of products and providing the type of services  we offer or plan to offer and that our intellectual property rights will not have priority over such third parties rights. If it were to be found, by a court or otherwise, that an employee or other third party is the rightful owner of intellectual property used by us or that one or more of our products or services infringe intellectual property rights held by others, we may be required to stop developing or marketing relevant products or services, stop using the relevant intellectual property, obtain licenses to use the relevant intellectual property or develop or market the products or services, pay royalties and/or damages to the employee or other third party holding the relevant intellectual property rights, and/or redesign the relevant products or services in such a way as to avoid infringement, any of which may have a material adverse effect on our business, financial condition and operating results. Any claim against us in relation to ownership or infringement of intellectual property, even if it lacks merit, could result in expensive and/or time-consuming litigation and/or negotiations.

A reduction in the availability of credit cards as a payment alternative for our customers could damage our business.

We currently accept more than 90% of our deposits through credit and debit card payments from customers. It is possible that in future, major card issuing institutions may restrict the use of credit and debit cards in respect of online trading of binary options and this may result in a reduction in the availability of credit cards as a payment alternative for our customers, which could have a material adverse effect on our business and operating results.

Furthermore, payments by credit card expose our business to the risk of cancelled credit card transactions, which in the aggregate again could have a material adverse effect on our reputation, business, financial condition and operating results.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud.

Effective internal control over financial reporting is necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act, or any subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Ineffective internal control could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

Financial risk limitation policies, procedures and practices may not be effective and may leave us exposed to certain risks.

The design and implementation of our policies, procedures and practices used to identify, monitor and control a variety of risks may fail to be effective. Our financial risk limitation methods rely on a combination of internally developed technical controls, industry standard practices, observation of historical market behavior and human supervision. These methods may not adequately prevent future losses, particularly to the extent they relate to extreme market movements, which may be significantly greater than the historical measures indicate. The design and implementation of our financial risk limitation procedures and practices have in the past been, and going forward will be, subject to human error, technological failure and fraud. There can be no assurance that we will set financial risk limitation parameters accurately, that our testing and quality control practices will be effective in preventing technical software or hardware failure or that our employees will accurately and appropriately apply our financial risk limitation procedures. Any failures in this regard could have a material adverse effect on our reputation, business, financial condition and operating results.

We are also exposed to potential losses due to fraud and other misconduct by customers. For example, customers or people impersonating customers may engage in fraudulent activities, including improper use of legitimate customer accounts and the use of a false identity to open an account (as has occurred in the past). Such activities may be difficult to prevent or detect and the provisions of our customer agreements and other contractual arrangements that are intended to protect us against such risks and losses may fail to be effective. We may not be able to recover the losses caused by such activities or events and any such losses could have a material adverse effect on our business, financial condition and operating results.

We maintain customer deposit accounts at several banks and such accounts may be may be at risk if these banks go bankrupt or otherwise do not have the liquidity to pay us during our deposit period.

In June 2014, we had approximately $4.2 million of deposits in Corporate Commercial Bank (“CCB”), the fourth largest bank in Bulgaria. On June 21, 2014, CCB ceased operations for the next 3 to 6 months and none of the depositors had access to their funds, without further specific explanations. As of March 24, 2016, we had received only a small portion of the funds deposited in such accounts. We also have customer accounts in banks in Austria and Germany and there is no guarantee that such banks will not go through financial difficulties or bankruptcy proceedings, in which case, we may face difficulties recovering a portion or all of our customers deposits.

We are exposed to fluctuations in currency exchange rates.

Our functional currency is U.S. Dollars. We generate our revenues in a variety of currencies, including the Euro, Sterling, Ruble, Swedish Krona, Brazilian Real and Chinese Yuan. Our expenses are mainly incurred in U.S. Dollars and Israeli NIS. As a result, some of our financial assets are denominated in these currencies and fluctuations in these currencies could adversely affect our financial results. If we were to determine that it was in our best interests to enter into any currency hedging transactions in the future, there can be no assurance that we will be able to do so or that such transactions, if entered into, will materially reduce the effect of fluctuations in foreign currency exchange rates on our results of operations. In addition, if, for any reason, exchange or price controls or other restrictions on the conversion of one currency into another currency were imposed, our business could be adversely affected. Although exposure to currency fluctuations to date has not had a material adverse effect on our business, there can be no assurance such fluctuations in the future will not have a material adverse effect on revenues from international sales and, consequently our business, operating results and financial condition.

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

We are dependent for our revenue and profits on trading volume from binary options. If the market for binary options does not grow in accordance with our expectations, our future growth and expansion may not be successful. For example, should a change of law or regulation in any of the jurisdictions in which we operate mean that restrictions of a material nature are imposed in respect of trading in binary options (in the same way as, for example, gambling contracts are restricted or prohibited in certain jurisdictions) this could significantly reduce the market for binary options in the relevant jurisdictions. Any such decline in the market for binary options which is significant would have a material adverse effect on our business, financial condition and operating results.

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

Political and economic events may harm our operations.

Ongoing financial instability has had, and may continue to, have a material adverse effect on the world economy, consumers and financial market participants. These or similar events have in the past increased or prolonged, and may in the future increase or prolong, negative economic conditions which could have a material adverse effect on our business, financial condition and operating results.

We generate the majority of our revenue from customers in the EEA, which in aggregate accounted for more than 90% of our revenues for the years ended December 31, 2015, and 2014, respectively. The occurrence of any negative political or economic events within the EEA could result in significant revenue shortfalls which could cause our business to be harmed. Such events could include the collapse of the Euro as a currency, the break-up of the Eurozone or the withdrawal or removal of an existing member state from the EEA.

We depend on our senior management team, and if we are unable to retain our current personnel and hire additional personnel, our ability to implement our growth strategy and compete in our industry could be harmed.

Our future growth and success depends, in part, upon the leadership and performance of our CEO, Mr. Shimon Citron, who has significant experience in online marketing and would be difficult to replace. We are highly dependent on the continued services of the CEO. The agreements in place with certain members of our management team (including the agreements with, or in respect of the services provided by, the CEO) allow the relevant individual to resign from our Company upon between 30 to 90 days’ notice. The loss of any members of the senior management team or other key employees, the inability to recruit sufficient, qualified personnel, or the inability to replace departing employees in a timely manner could have a material adverse effect on our ability to run our business and, accordingly, on our financial condition and operating results.

In order to compete effectively, we must keep up with rapid technological changes and changes in our customers’ requirements and preferences.

The online trading industry is characterized by rapid technological changes and evolving industry standards. Customers constantly demand more sophisticated products and services and customer preferences change rapidly. To remain competitive, we must continue to innovate, further enhancing and improving the responsiveness, functionality, accessibility and other features of our Trading Platform. Our success depends on our ability to anticipate and respond to technological changes and customer preferences in a timely and cost-effective manner. We believe that we are well placed to respond to these challenges bearing in mind that key technologies are developed in-house allowing us to respond to changes in customer preferences quickly and efficiently. However, there can be no assurance that we will be able to effectively anticipate and respond to technological changes and customer preferences in the future.

Failure to do so could have a material adverse effect on our business and operating results.

We are partially dependent on third parties, including infrastructure suppliers, data providers and data sources, and online marketing service providers.

Our business depends on the capacity and reliability of our network infrastructure, to a certain extent provided by third party suppliers such as telecommunications operators that transmit our traffic over local and wide area networks and the internet. If any of these suppliers were unable to fulfill the terms of their contracts for any reason or if they terminated their contracts with us and we could not replace them with alternative suppliers in a timely fashion and on favorable commercial terms, it could impair the quality of, or make it impossible for us to deliver, our own products and services. Any such event could have a material adverse effect on our business, financial condition and operating results.

In addition, we are dependent upon third party data providers and, in some cases, underlying data sources such as stock and commodities exchanges, to supply real-time market prices and other information necessary for the operation of our business in consideration for license fees paid to them by us. There is no guarantee that any of these providers or underlying data sources will be able to adequately expand these services to meet our needs or to continue to provide these services in an efficient and cost-effective manner going forward. In addition, there is no guarantee that current license fees are any indication of the future fees that may be levied by such providers or underlying data sources, and going forward, there may be material increases in current license fees, an imposition of new license fees, a refusal to grant a license or restrictions may be imposed by these providers of information. Any such occurrences, or any termination of a contract by a third party data provider or data source, could have a material adverse effect on our business, financial condition and operating results (and certain third party data providers or data sources are able to terminate their arrangements with us on very short notice periods).

We are reliant on third parties to provide online marketing services. Any increase in the cost of online marketing channels, or termination of a contract by one of the few key providers of online marketing services to us (such as Google), including as a result of a breach of contract by us, could adversely affect our ability to achieve our advertising objectives and consequently our business, financial condition and operating results.

We may suffer losses if our reputation is harmed.

Our ability to attract and retain customers and employees may be materially adversely affected to the extent our reputation is damaged. Issues that may give rise to reputational risk include, but are not limited to, failure to deal appropriately with legal and regulatory requirements in any jurisdiction (including as may result in the issuance of a warning notice or sanction by a regulator or the commission of an offense (whether civil, criminal, regulatory or other) by us or any of our officers, directors, or employees), money-laundering, bribery and corruption, factually incorrect reporting, staff difficulties, fraud (including on the part of customers), technological delays or malfunctions, the inability to respond to a disaster, privacy, record-keeping, sales and trading practices, and the credit, liquidity and market risks inherent in our business and our activities. For example, we have from time to time received complaints from customers who are dissatisfied with certain aspects of the Company. If we fail, or appear to fail, to deal with or settle any such complaints effectively or deal with other issues that may give rise to reputational risk or if we fail to retain customers for any other reason, it could have a material adverse effect on our reputation, business, financial condition and operating results.

Material customer complaints could result in incurring significant costs by us or requiring us to pay a high level of compensation to the relevant customer, or could affect our reputation, any of which could have a material adverse effect on our business or operations.

The activities of individuals or entities attempting to pass themselves off as associated with us, or otherwise falsely advertising or promoting us, could cause reputational damage to us, which could impact our business, financial condition and operating results.

The terms on which we have contracted with certain customers, affiliates and suppliers may not be standard.

Due to our fast-growing nature, the terms on which we have contracted with customers, affiliates and suppliers have differed over time and therefore the contracts in place with certain customers, affiliates and suppliers are not on standard terms. In some cases, the relevant contract is not clear, may be unfair or onerous on the counterparty, does not limit our liability, allows the counterparty to terminate its arrangement with us on a very short notice period, does not allow us adequate flexibility regarding termination of our arrangement with the counterparty and/or contains an indemnity from us in favor of the counterparty. The terms of these contracts, claims against us under these contracts or the termination of any of these contracts by the relevant counterparty could adversely affect our business, financial condition and operating results.

Risks Related to Our Common Stock

Our officers, directors and affiliated shareholders beneficially own 48.2% of our outstanding common stock, warrants and granted options. Accordingly, it may be more difficult for our outside stockholders to significantly influence matters that are voted upon by our stockholders, including the election of directors.

As of March 24, 2016, our officers, directors and affiliated shareholders beneficially owned 48.2% of our issued and outstanding stock on a fully diluted basis. We do not have cumulative voting in the election of directors. Thus, it may be more difficult for purchasers of our common stock to affect the election of any directors to our Board of Directors (the “Board”) and any other matters upon which stockholders may vote in the future.

The limited market for our shares will make our stock price more volatile. Therefore, you may have difficulty selling your shares.

The market for our common stock is limited and we cannot assure you that a larger market will ever be developed or maintained. Currently, our common stock is quoted on the OTC Pink and the OTCQX. Securities quoted on the OTCQX typically have low trading volumes. Market fluctuations and volatility, as well as general economic, market and political conditions, could reduce our market price. As a result, this may make it difficult or impossible for our stockholders to sell our common stock. In addition, unlike NASDAQ and the various international stock exchanges, there are few corporate governance requirements imposed on OTCQX-quoted companies.

Our common stock is subject to the “penny stock” rules of the SEC, and the trading market in our common stock is limited. This makes transactions in our common stock cumbersome and may reduce the value of your shares.

The SEC has adopted Rule 3a51-1 under the Exchange Act which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, Rule 15g-9 under the Exchange Act requires:

☐	that a broker or dealer approve a person’s account for transactions in penny stocks; and

☐	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

☐	obtain financial information and investment experience objectives of the person; and

☐	make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, among other things:

☐	sets forth the basis on which the broker or dealer made the suitability determination; and

☐	that the broker or dealer received a signed, written statement from the investor prior to the transaction.

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

Risks of Doing Business in Israel

Our principal offices are located in Israel and the unstable military and political conditions of Israel may cause interruption or suspension of business operations without warning.

Our principal offices are located in Israel. As a result, we are directly influenced by the political, economic and military conditions affecting Israel. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors. In addition, Israeli-based companies and companies doing business with Israel have been the subject of an economic boycott by members of the Arab League and certain other predominantly Muslim countries since Israel’s establishment. Any hostilities involving Israel or the interruption or curtailment of trade between Israel and its trading partners could adversely affect our operations and results of operations.  During July and August 2014 and in November 2012, Israel was engaged in an armed conflict with Hamas, a militia group and political party which controls the Gaza Strip, and during the summer of 2006, Israel was engaged in an armed conflict with Hezbollah, a Lebanese Islamist Shiite militia group and political party. These conflicts involved missile strikes against civilian targets in various parts of Israel, including areas in which our employees are located, and negatively affected business conditions in Israel. Any armed conflicts, terrorist activities or political instability in the region could adversely affect business conditions and could harm our results of operations and could make it more difficult for us to raise capital. Parties with whom we do business may sometimes decline to travel to or be prevented from traveling to Israel during periods of heightened unrest or tension, forcing us to make alternative arrangements when necessary in order to meet our business partners face to face. In addition, the political and security situation in Israel may result in parties with whom we have agreements involving performance in Israel claiming that they are not obligated to perform their commitments under those agreements pursuant to force majeure provisions in such agreements.

Our commercial insurance does not cover losses that may occur as a result of an event associated with the security situation in the Middle East. Although the Israeli government has in the past covered the reinstatement value of certain damages that were caused by terrorist attacks or acts of war, we cannot assure you that this government coverage will be maintained, or if maintained, will be sufficient to compensate us fully for damages incurred. Any losses or damages incurred by us could have a material adverse effect on our business. Further, recent political unrest in the Middle East has intensified and may also impact the relationship between Israel and other countries in the area, including Egypt and Syria. In addition, there have been increased tensions with Iran in recent months based upon reports regarding the efforts of Iran to develop a military nuclear capability. Although Israel has entered into various agreements with certain Arab countries and the Palestinian Authority, and various declarations have been signed in connection with efforts to resolve some of the economic and political problems in the Middle East, we cannot predict whether or in what manner these problems will be resolved. Wars and acts of terrorism have resulted in significant damage to the Israeli economy, including reducing the level of foreign and local investment.

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

Israeli courts have required employers seeking to enforce non-compete undertakings against former employees to demonstrate that the former employee breached an obligation to the employer and thereby caused harm to one of a limited number of legitimate interests of the employer recognized by the courts such as the confidentiality of certain commercial information or a company’s intellectual property. The provisions of such clauses prohibit our employees, if they cease working for us, from directly competing with us or working for our competitors. In the event that any of our employees chooses to work for one of our competitors, we may be unable to prevent our competitors from benefiting from the expertise of our former employees obtained from us, if we cannot demonstrate to the court that a former employee breached a legitimate interest recognized by a court and that we suffered damage thereby.

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

Currently, we lease premises located at 6 Yehezkel Koifman Street in Tel-Aviv, Israel. This location consists of approximately 848 square meters of office space, and the rent is approximately $10,000 per month. The term of our current lease expires on December 31, 2016, with no renewal options. Prior to the expiration of our current lease, we expect to find a new office space which will be adequate for our needs for operating our business activities.

Our Cyprus offices are located at 11 Vizantiou Street, Office 401, 2064 Strovolos, Nicosia, Cyprus. This location consists of approximately 110 square meters of leased office space, and the rent is approximately $1,000 per month. The term of the current lease expired on October 31, 2015 and we exercised our option to extend the lease for an additional two years. The extension will expire on October 31, 2017.

Our Japanese offices are located at 4th Floor, L Ningyocho, 2-7-10 Nihonbashi-Ningyocho, Chuo-ku, Tokyo 103-0013, Japan. This location consists of approximately 165.21 square meters of leased office space, and rent payments are ¥500,000 per month (approximately $4,400), which payments include management fees. The term of the current lease is due to expire in June 2016.

We believe that our current office space is adequate for our future needs for operating our business activities.

Item 3.	Legal Proceedings.

Currently we are a party to the following legal proceedings:

Feyenoord Rotterdam N.V. v. EZTD Inc.

On June 17, 2015, Feyenoord Rotterdam N.V. (“Feyenoord”) instituted an arbitration proceeding against EZTD before the Netherlands Arbitration Institute in Rotterdam, the Netherlands. The proceeding relates to a strategic partnership agreement between the parties which was terminated by us on September 28, 2015. Pursuant to the agreement, we were to pay Feyenoord, a professional football club, a total of €1,025,000 over a three-year period. Feyenoord alleges that our termination of the agreement constitutes an anticipatory breach under article 6:80, paragraph 1(b) of the Dutch Civil Code and seeks all remuneration due under the agreement. The arbitration proceeding has been completed and we are currently waiting for the arbitration decision, which is anticipated in the next two months.

WGM INC (Israel) Ltd., and WGM Services Ltd. v. Itay Barak et al.

On April 1, 2014, our subsidiaries WGM Inc. (Israel) Ltd. and WGM Services Ltd. (hereinafter “WGM Plaintiff”) filed an action against Itay Barak, Danny Valeriola, Tal Valeriola and Yoav Kadashi in the District Court of Tel-Aviv, Israel, alleging breach of contract, unjust enrichment, breach of non-competition clause, breach of confidentiality agreement, breach of commercial solicitation clause, and publication of false and misleading information. The defendants were under contract with WGM Plaintiff to develop software for the sole use of WGM Plaintiff. WGM Plaintiff alleges that the defendants provided the software to a third party; refused to provide the full software code to WGM Plaintiff; slandered WGM Plaintiff; damaged WGM Plaintiff’s business relationships with a third party; and assisted WGM Plaintiff’s competitors while under contract with WGM Plaintiff, including by promoting online trading platforms that are competitors of WGM Plaintiff, allowing competitors of WGM Plaintiff to use the software, using WGM Plaintiff’s offices and equipment to promote an online casino, and creating their own online trading platform. WGM Plaintiff seeks restitution of the software development costs; compensation for the delay in operating the software; compensation for harm caused to WGM Plaintiff’s reputation and for loss of income due to WGM Plaintiff’s damaged reputation; and profits earned by defendants for promoting WGM Plaintiff’s competitors and for improper use of the software. WGM Plaintiff seeks 5,000,000 NIS in damages.

On June 26, 2014, the defendants filed a counterclaim against WGM Plaintiff and Shimon Citron alleging breach of contract and slander. The defendants seek stock options and commissions pursuant to the contract and compensation for harm to their name and reputation. The defendants seek 838,000 NIS in damages.

Wells Notice

On January 11, 2016, the Company received a written "Wells Notice" from SEC staff (the "Staff") indicating its preliminary determination to recommend that the SEC file an action against the Company for violations of certain federal securities laws primarily related to its binary options platform.

A Wells Notice is neither a formal allegation of wrongdoing nor a finding that any violations of law have occurred. Rather, it provides the Company with an opportunity to respond to issues raised by the Staff and offer its perspective prior to any Commission decision to institute proceedings. If the Staff makes a recommendation to the SEC to file an action against the Company, the recommendations may involve a civil injunctive action, public administrative proceeding, and/or cease-and-desist proceeding. The SEC may also seek remedies that include an injunction and/or cease and desist order, disgorgement, pre-judgment interest, and civil money penalties. On February 3, 2016, the Company submitted a written submission to the Staff setting forth reasons why the proposed enforcement should not be filed. At this time the Company is unable to predict the outcome of the investigation, any potential enforcement actions or any other impact on the Company that may arise as a result of such investigation.

In the ordinary course of business, we may become a party to additional lawsuits involving various matters. The impact and outcome of litigation, if any, is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. See also Item 1A, “Risk Factors”, of this Annual Report on Form 10-K.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market information

Our common stock is quoted on the OTC Bulletin Board market, or OTCQX, under the symbol “EZTD”. Our common stock began trading on the OTCQX on December 30, 2015.

The following table sets forth the range of high and low bid quotations for each quarter within the two most recent fiscal years ended December 31, 2014 and December 31, 2015. These quotations as reported on the OTCBB and OTC Pink markets reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions.

Quotations as reported on the OTCQX Market:

Period	HIGH	LOW
Year Ended December 31, 2015
Fourth Quarter Ended December 31, 2015	$0.24	$0.075
Period Ended March 24, 2016
(through March 24, 2016)	$0.20	$0.085

Quotations as reported on the OTC Pink:

Period	HIGH	LOW
Year Ended December 31, 2014:
First Quarter Ended March 31, 2014	$0.25	$0.03
Second Quarter Ended June 30, 2014	$0.23	$0.13
Third Quarter Ended September 30, 2014	$0.29	$0.12
Fourth Quarter Ended December 31, 2014	$0.28	$0.11
Year Ended December 31, 2015:
First Quarter Ended March 31, 2015	$0.20	$0.12
Second Quarter Ended June 30, 2015	$0.08	$0.08
Third Quarter Ended September 30, 2015	$0.10	$0.09
Fourth Quarter Ended December 31, 2015	$0.24	$0.08
Year Ending December 31, 2016:
First Quarter Ended March 31, 2016 (through March 24, 2016)	$0.20	$0.09

Record Holders

As of March 24, 2016, there were 96 holders of record of our common stock.

Recent Issuances of Unregistered Securities

On December 8, 2015, we entered into a securities purchase agreement with Raffaele Mincione providing for the issuance and sale by us in a private placement of an aggregate of 6,400,000 shares of our common stock at a price of $0.25 per share, corresponding to an aggregate purchase price of $1,600,000, which was received by us on December 10, 2015. The private placement of the securities was made in reliance on the exemption from registration provided by Regulation S under the Securities Act. The purchaser represented to us that he was receiving the Securities for investment for his own account and without a view to distribute them.

On December 31, 2015, we issued 1,000,000 warrants to the chairman of the Board of Directors at an exercise price of $0.25 per share and 1,000,000 warrants to an intermediary broker at an exercise price of $0.30 per share. The securities were issued pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act.

Dividend policy

Historically, we have not declared or paid any cash dividends on our common stock. However, on February 11, 2011, our Board adopted a policy pursuant to which we may pay dividends to our stockholders at a rate of up to 50% of our audited net profits, if any. Dividends will be paid only if lawful under applicable laws and if not in violation of our financing agreements. Though our Board’s policy sets the maximum rate for such dividends, the amount and timing of any dividend declared and paid will remain in the discretion of the Board and will depend upon our results of operations, financial condition and capital requirements, and such other factors deemed relevant by our Board.

We incurred a loss of $6,154,198 and $8,941,517 for the years ended December 31, 2015 and 2014, respectively.

Reverse Stock Split

In February 2016, our Board of Directors and stockholders approved (1) an amendment to the Company’s Certificate of Incorporation to reduce the Company’s authorized Common Stock from 300,000,000 shares, with a par value of $0.001 per share, to 10,000,000 shares with a par value of $0.03 per share (the “Amendment”), and (2) a 1-for-30 reverse stock split of the Company’s issued and outstanding shares of Common Stock, such that each 30 shares of Common Stock held by stockholders of record on or about April 4, 2016 will be combined into one share of Common Stock, except to the extent that such actions result in any of the Company’s stockholders holding a fractional share of Common Stock (in which instance, because such stockholder’s number of shares is not evenly divisible by the 30:1 ratio, such stockholder will be automatically entitled to receive an additional fraction of a share of common stock to round up to the next whole share) (the “Reverse Stock Split”).

The Board has determined that it is in the best interests of the Company and its stockholders to reduce the number of outstanding shares of its Common Stock as part of its intention to list the Company’s shares of Common Stock on the NASDAQ and the corresponding requirements. In order to initially list the Company’s shares on NASDAQ, its common stock must have a closing price of at least $3.00 per share. On March 1, 2016, the closing price of our common stock was $0.13 per share. The Company believes that when the Reverse Stock Split is effective, the stock price of the Company’s common stock will increase on an approximately inverse proportionate basis that would allow us to meet NASDAQ eligibility criteria.

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of our actual operating results in the future. Such discussion represents only the present assessment by our management.

Selected Financial Information

Non-GAAP Financial Measures

In addition to providing financial measurements based on generally accepted accounting principles in the United States of America (“U.S. GAAP”), we provide additional financial metrics that are not prepared in accordance with U.S. GAAP, (“non-GAAP financial measures”). Management uses non-GAAP financial measures, in addition to U.S. GAAP financial measures to understand and compare operating results across accounting periods, for financial and operational decision making, for planning and forecasting purposes and to evaluate our financial performance.

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

The non-GAAP adjustments, and the basis for excluding them from non-GAAP financial measures, are outlined below:

☐	Amortization of acquired intangible assets. We are required to amortize the intangible assets, included in our U.S. GAAP financial statements, related to the acquisition of the software platform from Venice Technologies Ltd. in June 2011. The amount of an acquisition’s purchase price allocated to intangible assets and term of its related amortization are unique to these transactions. The amortization of acquired intangible assets is a non-cash charge. We believe that such charges do not reflect our operational performance. Therefore, we exclude amortization of acquired intangible assets to provide investors with a consistent basis for comparing pre-and post-transaction operating results.

☐	Stock-based compensation is a share-based award granted to certain individuals. It is non-cash and affected by our historical stock prices which are irrelevant to forward-looking analyses and are not necessarily linked to our operational performance.

☐	Impairment of bank deposit is a non-recurring loss due to CCB’s bankruptcy, which is not relevant to forward-looking analyses and is not linked to our operational performance.

The following table reconciles, for the periods presented, U.S. GAAP operating losses attributable to the Company and non-GAAP operating income attributable to the Company:

	Year ended 12/31/15	Year ended 12/31/14

GAAP operating loss	$(3,365,770)	$(7,500,670)

Amortization of acquired intangible assets	$20,000	$39,028

Stock-based compensation	$1,748,352	$1,644,356

Impairment of bank deposit	$-	$4,121,544

Non-GAAP operating loss	$(1,597,418)	$(1,695,742)

We calculate the ADPU by dividing the total deposits for the period by the total number of current active users. Current active users are defined as customers who performed at least one deposit or one transaction within the past seven months from the reported period. (We had revenues net for the year ended 2015 and 2014 of $25,914,442 and $20,113,803), respectively, while the number of active users for those periods was 57,200 and 28,878 respectively. As a result, the ADPU for those periods was $541 and $798 respectively. We measured these metrics in order to track the difference in ADPU and to change our marketing strategy accordingly, if needed, during the year.

We calculate the AUAC by dividing the total acquisition costs by the total number of active users for any given period. Total acquisition costs for 2015 and 2014 were $13,775,871 and $11,375,257, respectively, and are included as part of our Selling and Marketing expenses.

We ascertain the Return on Investment (“ROI”) by dividing the ADPU by AUAC in order to track fluctuations in the ratio. The ROI for the year ended December 31, 2015 was 2.24 as compared to an ROI of 2.03 for the year ended December 31, 2014.

Our financial statements are stated in U.S. Dollars (US$) and are prepared in accordance with U.S. GAAP.

This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those anticipated in these forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” elsewhere in this Annual Report on Form 10-K.

Our Business

In the course of our activities, we have sustained operating losses. To date, we have not generated sufficient revenues to achieve an operating income or positive cash flow from operations. As of December 31, 2015, we had a negative working capital of $8,439,000 and an accumulated deficit of $40,891,000. As noted in our financial statements contained in this Annual Report on Form 10-K, this raises substantial doubt as to our ability to continue as a going concern. There is no assurance that profitable operations will be sustained on a continuing basis.

To date, our binary options business has had approximately 117,699 customers.

Customers are defined as all customers that have opened accounts and deposited funds in the past. Currently active customers are defined as customers who performed at least one deposit or one transaction within the past seven months from the reported period.

We refer in this discussion to the fiscal years ended December 31, 2015 and December 31, 2014, as “2015” and “2014,” respectively.

We have generated revenues since inception but they were not an adequate source of cash to fund future operations. Historically, we have relied on private placement issuances of equity, sales of assets and related party loans.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with U.S. GAAP. In connection with the preparation of the financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time the consolidated financial statements are prepared. On a regular basis, management reviews our accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.  The following are our critical accounting policies:

Issuance of Debt and Equity

The Company issued complex financial instruments which include both equity and debt features. The Company analyzes each instrument under ASC 480-Distinguishing Liabilities From Equity, ASC 815-Derivatives and Hedging and ASC 470-Debt in order to establish whether such instruments include embedded derivative or beneficial conversion features. The Company also analyze the warrants issued under ASC 815.

Accounting for stock-based compensation

We account for stock-based compensation to employees in accordance with Financial Accounting Standards Board ASC Topic 718, “Stock Compensation”. We measure and recognize compensation expense for share-based awards based on estimated fair values on the date of grant using the Black-Scholes option-pricing model. This option pricing model requires that we make several estimates, including the option’s expected life, interest rates and the price volatility of the underlying stock.

Revenue recognition

We generate revenues from our binary options business. The online binary options trading business involves a customer trying to predict the occurrence of a future event that will be settled in a win or lose situation at expiration or the end of the day. There is only a win or lose situation (binary option) and the gain or loss is recognized by the expiration of each option, or at the end of each day. Thus, most events commence and end on the same day. Open client positions are carried at fair market value and gains and losses arising on this valuation are recognized in revenue as well as gains and losses realized on positions that have closed. The revenues are principally generated from the margin between winning customers to losing customers. In a winning situation (when either a higher or a lower strike price has been achieved at the expiration of the underlying asset) the binary option entitles a customer a fixed return (usually around 75%) in addition to the transaction amount. In a losing situation (when the customer’s prediction is not fulfilled) the customer loses between 95%-100% of the transaction price. In our consolidated statement of operations we recognize revenues from the binary options on a net basis. In addition, once the customer makes a deposit, the customer may also elect for a contingent bonus to be added into his or her account on top of his or her deposited amount. The customer is granted with the opportunity to forego the bonus and continue with the deposit made by him or her only. The bonus offered typically amounts, on average, to between 20% and 30% of the customer’s actual deposit, but we may choose to increase the bonus amount offered to the customer and the customer may also request to increase the bonus amount. To be entitled to withdraw a bonus, a customer must turn over a trading volume of 25 times the amount of the bonus within 90 days. As an example, if a customer received a bonus of $100, to be entitled to withdraw this bonus, he or she will need to trade a minimum volume of at least $2,500 during a time period no longer than 90 days from his or her first trade. If the customer has not reached the required volume within this 90 day period, then the bonus will be voided and deducted from the customer’s available balance. In the event that the customer loses on a particular trade after a bonus has been added into his or her account, such loss will be deducted from the actual amounts deposited by the customer and not from the bonus. Customers are not required to accept bonuses; they are optional for all customers.

Customers are informed about all aspects of the bonuses at the time of election via the detailed terms and conditions available on our website.

For volume purposes, trading both a call option and a put option on the same asset and at the same expiration time would be considered as a single trade. Sell option transactions will not be considered for the trading volume needed to be met in order to withdraw the bonus. A customer may not receive a bonus for a deposit when, at the same time, he has a pending withdrawal request. We may decide at our own discretion whether or not to grant bonuses.

The Company follows ASC 605-50-25 in accounting for each type of customer bonus offered. Since most of the Company’s transactions involving bonuses result in gain for the Company, the Company applies ASC 605-50-25-3-Sales Incentives that Will Not Result in a Loss on the Sale of a Product or Service in accounting for bonuses.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2015 COMPARED TO THE YEAR ENDED DECEMBER 31, 2014.

Revenues, net

During 2015 and 2014, we mainly generated revenues from our binary options business.

Total revenues, net for 2015 increased by 28.8% to $25,914,442 from $20,113,803 compared to total revenues, net for 2014. The increase is primarily attributable to the increase of our spending on customer acquisition costs, an improved website and effective marketing to improve brand awareness.

Trading volume for 2015 and 2014 was $97,000,000 and $82,100,000 respectively. Revenues, net as a percentage of trading volume for 2015 and 2014 was 27% and 24%, respectively. The increase in trading volume is correlated directly to the increase in revenues, net from 2014 to 2015.

The ADPU for 2015 and 2014 was $541 and $798, respectively.

The AUAC for 2015 and 2014 was $241 and $394, respectively.

The ROI for 2015 was 2.24 as compared to an ROI 2.03 for 2014.

Sales and Marketing

Our sales and marketing expenses consist primarily of traffic acquisition costs, which are paid to our affiliate partners, media and advertising companies, as well as compensation and related expenses for marketing personnel.

Total sales and marketing expenses for 2015 increased by 20.3% to $20,942,029 from $17,409,622 for 2014. The significant increase in sales and marketing expenses is attributable to the expansion of our business and increased marketing efforts, including expenses relating to employee payroll and payments to media and affiliates. Total sales and marketing expenses as a percentage of revenues, net were 81% for 2015 and 86% for 2014. The decrease in selling and marketing expense as a percentage of revenues, net during 2015 is attributable to economies of scale and improved ROI as discussed above.

General and Administrative

Our general and administrative expenses consist primarily of compensation and related expenses for executive, accounting, legal, human resources and administrative personnel, professional fees and other general corporate expenses.

General and administrative expenses for 2015 increased by 53% to $4,698,000 from $3,073,000 for year ended December 31, 2014. The increase is attributable mainly to an increase in depreciation expenses, resulting from increased investment in our Trading Platform, CYSEC fine expenses, and expenses related to the acquisition of GKFX, a local brokerage firm in Japan.

Research and Development

Our research and development expenses consist primarily of compensation and related expenses for our software development personnel, outsourced labor and expenses for testing new versions of our software.

Research and development expenses for 2015 increased by 39% to $1,892,000 from $1,366,000 for 2014. The increase is mainly attributed to the increase in payroll and related expenses, due to significant growth in our research and development team.

Impairment of Bank Deposits

We recognized a non-recurring loss in the amount of $4,100,000 in 2014 due to the closing of CCB, as described above. We deposited approximately $3,000,000 in capital raised by one of our investors to CCB because:

1)	The amount was received in United States dollars and not in Euros whereas the banks we worked with, received deposits in Euros only.
2)	Depositing the funds with an Israeli bank was not practical due to 20% withholding tax deduction required by local law, making it impossible to use the funds.
3)	Deposit to a new bank account was not practical and could take approximately 6 months.

4)	The Company had a good history with CCB, with approximately $1,000,000 held by the bank prior to the above deposit, and no commission or withholding tax deduction was needed in order for us to deposit and use the funds.

The following are the developments and actions taken by us in order to retrieve our $4,200,000 deposit with CCB:

1)	Permanent administrators have been appointed to determine CCB’s assets that will be available for distribution to the depositors. We have hired local legal counsel and filed a claim with the administrators.
2)	We have met with the U.S. Ambassador in Sofia in order to get assistance in receiving fair and equitable treatment. We have followed up with the U.S. Ambassador in Sofia, who has since met with the permanent administrators and has brought our case to their attention.
3)	Our local counsel is filing a partial claim against KPMG Bulgaria for €500,000. The court fees for filing the claim are 4% of the claim amount. We have also reserved the right to increase the amount of the claim at any time once we learn what the administrators will distribute to depositors.
4)	We have hired an investigative firm to assess the relationship between KPMG International in Switzerland and KPMG Bulgaria. They have interviewed 30 people, including former KPMG employees. KPMG Bulgaria pays a franchise fee to KPMG International. In addition KPMG International reviews audits of its member firms once every year or two. KPMG International is also very active in training partners of its member firms to perform services according to its practices.
5)	We have engaged a law firm in Switzerland to represent us against KPMG International.

Financial expenses

Our financial expenses for 2015 were $2,788,000 compared to financial expenses of $1,441,000 for 2014. The increase of $1,347,000 in financial expenses is mainly attributable to clearing fees, accrued interest relating to the convertible loans obtained by us in October 2013, February 2014, December 2014 and July 2015, and the grant of warrants that were recorded according to fair value of $1,289 using the Black-Scholes model.

Net Loss Attributable to the Company

Net loss attributable to us during 2015 was $6,154,000 as compared to a net loss of $8,942,000 for 2014. Net loss per share from operations for 2015 was $0.06 and net loss per share from operations for 2014 was $0.10. Net loss for 2015 and 2014 was primarily attributable to the operations of our binary options business which required significant marketing and operational expenses, primarily consisting of online advertisement of our online trading of binary options sites, and employee related expenses. In addition, our weighted average number of shares of common stock used in computing basic and diluted net loss per share for 2015 was 97,952,243 as compared to 90,579,670 for 2014. The increase in our outstanding shares is mainly attributable to equity issuances in connection with the exercise of outstanding warrants.

Liquidity and Capital Resources

We require cash to fund our operations and we have experienced significant losses and negative cash flows in the recent past. Further, our independent auditors modified their report for 2015 and 2014 to express substantial doubt as to our ability to continue as a going concern. Since our inception, we have funded our operations primarily through the public and private sales of our securities, revenues received from customers and otherwise.

As of December 31, 2015 and as of December 31 2014, our total current assets were $4,273,000 and $3,724,000, respectively. Our total current liabilities were $12,712,000 and $11,191,000, respectively. On December 31, 2015 and 2014, we had an accumulated deficit of $40,891,000 and $34,737,000, respectively. We currently finance our operations through revenues from our binary options business, and with funds provided by borrowings and issuance of stock and warrant activities described below. We plan to continue raising funds in such ways in order to continue our operations and to leverage our binary options business. There is no assurance, however, that we will be successful in raising such funds.

Net cash used in operating activities was $2,908,000 during 2015 as compared to net cash used in operating activities of $5,710,000 in 2014 which resulted primarily from the decrease in net loss between 2014 and 2015. In addition, a significant portion of our net loss is derived of non-cash expenses such as stock-based compensation and warrants granted to shareholders in the sum of $3,037,000 in 2015, and $1,644,000 in 2014.

In June 2014, we had approximately $4,200,000 deposits in CCB, the fourth largest bank in Bulgaria. On June 21, 2014, CCB ceased operations for the next 3 to 6 months and none of the depositors had any access to their funds, without further specific explanations. The Company immediately started to take all the necessary measures to recover the funds from CCB. On November 6, 2014, the new parliament of Bulgaria announced that it would not bail out CCB. After that announcement the Company started a process of preparing several law suits against CCB and its auditors, KPMG Bulgaria. In January of 2015, the Company received €100,000 from the Bulgarian Deposits Insurance Fund. The amount of $4,100,000 deposited with CCB was expensed as an impairment of bank deposits.

Net cash used in investing activities during 2015 was $1,631,000, as compared to net cash used in investing activities during 2014 of $1,703,000, mainly due to the purchase of fixed property and equipment of approximately $2.07 million in 2015, partially offset by a decrease in segregated client cash accounts.

Net cash provided by financing activities during 2015 was $4,539,000, as compared to $7,299,000 provided by financing activities during 2014. The resulting difference is primarily due to a decrease of $2,158,000 in loans obtained in 2015, in addition to a $367,000 decrease in shares and warrants issued in 2015.

In February 2014, we issued convertible loans to new and existing shareholders for a total consideration of $2.8 million. The principal amount of the loans (but not the accrued interest) is convertible at any time before these loans mature into 7,963,542 shares of our common stock at an exercise price of $0.35 per share. Some of the loans are indexed to the Euro and all the loans bear interest at an annual rate of 10%. The loans and accrued interest mature one year from the date of receipt of the loans, unless converted earlier by the lender. The lender may elect to extend the maturity for an additional year. During 2015, we repaid $408,000 plus interest of the February 2014 loans, and $364,000 of the February 2014 loans were converted into 1,040,586 shares of common stock. The remaining $2,000,000 of loans were extended for one additional year, to be repaid with interest in February 2016, in consideration of the issuance of an additional 1,285,714 warrants at an exercise price of $0.35 per share. In March 2016, the Company and one of the lenders under February 2014 convertible loan agreement agreed to extend the payment date for, $1,000 thousand, under the same terms to February 13, 2017 with a yearly interest of 5%. In addition, one of the lenders under the February 2014 convertible loan agreement elected to convert $500 thousand into 1,666,666.

In May 2014, we entered into a share purchase agreement with certain investors, pursuant to which we issued 7,880,000 shares of our common stock for a total consideration of $3,940,000, and warrants to purchase 788,000 shares of our common stock at an exercise price per share of $0.50. These warrants expire in November 2019. The net proceeds from the sale of shares and issuance of warrants amounted to $3,717,620 and were recorded in equity. The transaction closed on June 6, 2014.

In December 2014, we entered into a convertible loan agreement with certain lenders, according to which we borrowed a total amount of $922,500. The loan is indexed to the Euro, matured in December 2015, and bears an annual interest rate of 10% to be repaid in a lump sum on such maturity date. This loan is convertible into “Conversion Units” which include, in the aggregate, 4,835,413 shares of our common stock, and warrants exercisable into 2,417,706 shares of our common stock exercisable for a period of 5 years from the issuance date thereof, at an exercise price per share of $0.19078. In 2015, $205,656 (consisting of principle in the amount of $187,000, and accrued interest of $19,000) of the December 2014 loans were converted into 1,077,975 shares of common stock and 489,988 warrants at an exercise price of $0.19078 per share, and $453,000 in loans were extended for one additional year to be repaid with 8% annual interest in December 2016. The remaining $283,000 in loans were repaid by the Company in January 2016.

In March 2015, several of our investors exercised their warrants into 7,605,469 shares of our common stock for a total consideration of $733,438 in cash. In addition, we issued these investors warrants to purchase 15,210,938 shares of our common stock at an exercise price of $0.19078 per share, for a period of five years ending February 2019.

In April 2015, we granted 8,580,000 options to employees, board members and consultants in accordance to the terms and conditions of the Company’s Option Plan.

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

On July 28, 2015, the Company entered into a convertible loan agreement pursuant to which the lender, loaned the Company the principal amount of $1,000,000. The loan matures in July 2016, subject to certain prepayment rights of the lender. The lender is entitled to require that the loan be repaid within six months after the closing date, at which time the lender may demand prepayment of the loan amount, including any accrued and unpaid interest. The loan bears an annual interest rate of 10%, to be paid every six months. The loan is convertible into 5,241,640 shares of common stock of the Company upon either: (i) the maturity date, or (ii) the occurrence of an event of default. In connection with the loan, the Company also granted the lender warrants to acquire 1,572,492 shares of common stock of the company at an exercise price of $0.19078 per share, exercisable over a period of five years from the date of issuance.

On November 24, 2015, WGM entered into a loan agreement between WGM, as borrower, and a lender. The Loan Agreement provides for a €530,000 unsecured loan bearing interest calculated on a monthly basis of 2.5% per month. WGM was required to pay the loan (together with all accrued interest, charges, fees, costs and expenses due under the agreement), totaling €543,250, one month from the date of drawdown of the loan. As of January 15, 2016, the loan was repaid in full.

On December 8, 2015, the Company entered into a securities purchase agreement with Raffaele Mincione providing for the issuance and sale by the Company to the Purchaser, in a private placement, of an aggregate of 6,400,000 shares of the Company’s common stock at a price of $0.25 per share, corresponding to an aggregate purchase price of $1,600,000, which was received by the Company on December 10, 2015.

On December 31, 2015 the Company issued 1,000,000 warrants to the chairman of the Board of directors at an exercise price of $0.25 per share and 1,000,000 warrants to an intermediary broker at an exercise price of $0.3 per share, due to which the Company recorded $46,000 as stock-based compensation expense.

On January 29, 2016, the Company entered into a convertible loan agreement pursuant to which the lender loaned the Company the principal amount of £1,000,000. The loan matures in January 2017, and bears an annual interest rate of 12%, to be paid together with the outstanding principal in one lump sum. The loan is convertible into 7,499,004 shares of common stock of the Company upon either: (i) the Company’s election to convert all or part of the principal amount of the Loan outstanding at such time, including any accrued and unpaid interest into the converted common stock (or a pro rata portion thereof in case of partial conversion) or (ii) the occurrence of an event of default under the convertible loan agreement.

On February 16, 2016, one of the lenders under a prior convertible loan agreement dated October 29, 2013, by and among the Company and certain Company shareholders, elected to convert €200,000 into 1,443,862 shares of common stock of the Company.

Off-Balance Sheet Arrangements

As of December 31, 2015, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Outlook

We believe that our future success will depend upon our ability to enhance our binary options business. Although our current anticipated levels of revenues and cash flow are subject to many uncertainties and cannot be assured, we believe that we have sufficient cash to fund our operations for at least the next 12 months.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

Our Consolidated Financial Statements and Notes thereto and the report of Ziv Haft, certified public accountants (Isr.) and a member firm of BDO International (“BDO”), our independent registered public accounting firm, are set forth on pages F-1 through F-29 of this Annual Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On November 17, 2014, BDO resigned as our independent registered public accounting firm. A copy of BDO’s resignation letter is included as Exhibit 16.1 to this Annual Report on Form 10-K. BDO advised us that the untimely disclosure by us to BDO of the proceedings against CCB in Bulgaria and the risk to our deposited amounts with CCB impacted the reliability of our unaudited financial statements for the six months ended June 30, 2014. We subsequently implemented a more effective internal controls system and on March 12, 2015, we took the necessary required actions requested by BDO and re-engaged BDO as our independent registered public accounting firm.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as defined under Rule 13a-15(e) of the Exchange Act as of December 31, 2015. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

Readers are cautioned that our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our control have been detected. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any control design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth quarter of 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following sets forth information regarding our executive officers and the members of our Board of Directors as of the date of this Annual Report.

NAME	AGE	POSITION	POSITION SINCE

Shimon Citron	60	Director and Chief Executive Officer	2001

Itai Loewenstein	39	Chief Financial Officer	2015

Ron Lubash	57	Director, member of the Nomination and Compensation Committees	2012

Gustavo Perrotta	49	Chairman, member of the Nomination Committee	2012

Liran Gilboa	35	Chief Operating Officer	2014

Michael Ekstein	45	Chief Technology Officer	2015

Tomer Yulzari	30	Chief Risk Officer	2010

Tal Golan	32	Vice President of Sales & Support	2013

The principal occupations and business experience of each director and executive officer for at least the past five years is as follows:

Shimon Citron. Mr. Citron founded the Company in 2001 and was our Chief Executive Officer (“CEO”) and a director from our inception until May 8, 2007 when he ceased to be CEO. He resumed his position as CEO on June 1, 2008. Mr. Citron has been the CEO and one of our directors since 2008. From 1999 to 2001, Mr. Citron was the founder and President of Gigi Media Ltd., a private company based in Israel engaged in development of internet search engines. From 1994 to 1999, he managed his own private investments in a number of startup companies in Israel. We believe Mr. Citron’s qualifications to sit on our Board include his years of experience in the financial markets in Israel and globally, as well as his experience in serving as the CEO of a publicly traded entity.

Itai Loewenstein. Prior to joining the Company as Chief Financial Officer in August 2015, Mr. Loewenstein served as Chief Financial Officer of Willi-Food Investments Ltd. since June 16, 2014, and of G. Willi Food-International Ltd. since September 2014. Mr. Loewenstein also served as Chief Financial Officer of the professional food services division of Osem Group in Israel from 2012 to 2014, and later as an indirect material purchase manager of the group. Prior to that, he served as Financial Manager of the Government Procurement Agency of the Israeli Ministry of Finance from 2009 to 2012, responsible for most of the major procurement and commercial agreements with Israel government suppliers. Mr. Loewenstein is a certified public accountant (Israel). He received a Bachelor’s degree in Accounting and a Master’s degree in Business Management from Tel Aviv University, Israel.

Ron Lubash. Mr. Lubash became one of our directors on March 29, 2012, and is a member of our Compensation and Nominating Committees. Mr. Lubash holds an MBA from the Yale School of Management (1986) and B.Sc. in Civil Engineering from the University of Southern California (1984). Mr. Lubash has been Co-Founder and joint CEO of Markstone Capital Group since 2004. Mr. Lubash has served on the board of directors of Netafim Ltd. since 2011 as well as Psagot Investment House since 2009. We believe Mr. Lubash’s qualifications to sit on our Board include his years of experience in the financial markets, including senior positions in various firms such as The First Boston Corporation, Credit Suisse First Boston, Lehman Brothers and others, in Israel and abroad in the capacity of an investment banker. We believe Mr. Lubash’s qualifications to sit on our Board include his years of experience in the financial markets in Israel and globally, including his senior positions in various firms such as The First Boston Corporation, Credit Suisse First Boston Lehman Brothers and others.

Gustavo Perrotta. Mr. Perrotta became one of our directors on May 16, 2012, and is a member of our Nominating Committee. On February 5, 2015 Mr. Perrotta became the chairman of the board. Mr. Perrotta is the Founder and has been Managing Partner of Hamilton Ventures LLP (“Hamilton Ventures”) since 2009, a London based merchant banking boutique engaged in private equity and principal investments. Prior to Hamilton Ventures, Mr. Perrotta was a Managing Director in the London office of Credit Suisse’s Investment Banking Division from 1994 to 2008. Mr. Perrotta holds a degree in Economics from the University of Rome “La Sapienza”.  We believe Mr. Perrotta’s qualifications to sit on our Board include his years of investment banking experience in the financial markets, including senior positions at Credit Suisse and audit experience within the Financial Market Division of Arthur Andersen from 1991 and 1993 as a senior auditor.

Liran Gilboa. Mr. Gilboa joined our company in May 2014 as our Chief Operating Officer (“COO”). In his prior positions, Mr. Gilboa was the COO at “GetTaxi Ltd” in Israel between 2011- 2014, COO at “IzzoNet e-commerce” in 2011 and Head of Operations at the “Consulate General of Israel & Permanent Mission of Israel to the UN” in New York, throughout the years 2007-2011. Mr. Gilboa earned his undergraduate degree from the Department of Chemical Engineering with emphasis on Biotechnology and Materials, from Ariel University Center of Samaria.

Michael Ekstein. Mr. Ekstein was appointed as our Chief Technology Officer (“CTO”) in August 2015. Between 2010 and 2015, Mr. Ekstein held the position of solutions architect, the equivalent of a CTO position, at Playtech plc. Between 2007 and 2010, Mr. Ekstein served as group leader and systems architect, where he established the mobile unit, at Tri-logical Technologies Ltd.

Tomer Yulzari. Mr. Yulzari joined our Company in February 2012 as a dealer and from March 2013 Mr. Yulzari was promoted to be our Chief Risk Officer. Since then Mr. Yulzari has been in charge of the risk department and the development of new trading methods for our customers. Mr. Yulzari studied business management with a specialization in accounting at the College of Management in Rishon Le Zion, Israel. Between 2010 and 2011, Mr. Yulzari studied technical analysis and other trade methods during his work as a private math teacher.

Tal Golan. Mr. Golan has served as Vice President of Sales & Support to the Company since the beginning of 2012. Prior to joining us, Mr. Golan held the position of Vice President of Sales & Support at OptionRally from 2010 to 2011, and the position of sales manager at eToro from 2009 to 2010.

Board Committees

Our Board of Directors has three standing committees: an Audit Committee, a Compensation Committee and a Nominating Committee.

Audit Committee

The member of the Audit Committee of the Board of Directors is Mr. Ron Lubash. Our Board of Directors has determined that Mr. Lubash is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K and is “independent” as defined by the rules of the SEC. The primary responsibilities of the Audit Committee include the appointment of the independent registered public accounting firm, review of the audit function and the material aspects thereof with our independent registered public accounting firm, and compliance with our policies and applicable laws and regulations.

Compensation Committee

The member of the Compensation Committee of the Board of Directors is Mr. Ron Lubash. Our Board of Directors has determined that Mr. Lubash is “independent” as defined by the rules of the SEC. The primary responsibilities of the Compensation Committee include reviewing compensation and other benefits for our executive officers, and periodically reviewing and making recommendations to our Board of Directors with respect to director compensation.

Nominating Committee

The members of the Nominating Committee of the Board of Directors are Mr. Gustavo Perrotta and Mr. Ron Lubash. The Nominating Committee identifies and makes recommendations to the Board on candidates for appointment as our directors.  Director nominees are considered on the basis of, among other things, experience, expertise, skills, knowledge, integrity, understanding our business and willingness to devote time and effort to Board responsibilities.

Family Relationships

There are no family relationships among any of our directors and executive officers.

Director Independence

Our Board of Directors has reviewed the materiality of any relationship that each of our directors has with us, either directly or indirectly. Based on this review, our Board of Directors has determined that none of our directors are an independent directors as defined in the Exchange Act.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors, officers and stockholders who beneficially own more than 10% of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act, collectively referred to herein as the “Reporting Persons,” to file initial statements of beneficial ownership of securities and statements of changes in beneficial ownership of securities with respect to the Company’s equity securities with the SEC. All Reporting Persons are required by SEC regulations to furnish us with copies of all reports that such Reporting Persons file with the SEC pursuant to Section 16(a). Based solely on our review of the copies of such reports and upon written representations of the Reporting Persons received by us, we believe that all Section 16(a) filing requirements applicable to such Reporting Persons have been met, except as follows:

Mr. Liran Gilboa, Chief Operating Officer, failed to timely file a Form 3 reporting his beneficial ownership of our common stock following the effectiveness of our Registration Statement on Form 10 on August 31, 2015. Mr. Gilboa filed a Form 3 on September 18, 2015.

The following individuals failed to timely file Form 3s reporting their beneficial ownership of our common stock following the effectiveness of our Registration Statement on Form 10 on August 31, 2015. Each filed a Form 3 on September 18, 2015: Mr. Shimon Citron, Chief Executive Officer; Mr. Itai Loewenstein, Chief Financial Officer; Mr.Tomer Yulzari, Chief Risk Officer; Mr. Michael Ekstein, Chief Technology Officer; and Mr. Tal Golan, Vice President of Sales.

Mr. Gustavo Perotta, Chairman of the Board of Directors, failed to timely file a Form 3 reporting his beneficial ownership of our common stock following the effectiveness of our Registration Statement on Form 10 on August 31, 2015. Mr. Perotta filed a Form 3 on September 21, 2015.

The following parties failed to timely file Form 3s reporting their beneficial ownership of our common stock following the effectiveness of our Registration Statement on Form 10 on August 31, 2015. Each filed a Form 3 on September 29, 2015: Mr. Ron Lubash, a Director of the Company; Mr. Stephan Fitch, a Director of the Company; and Ricx Investments Ltd., an owner of more than 10% of the Company’s equity securities.

Item 11.	Executive Compensation.

This section explains the policies and decisions that shape our executive compensation program, including its specific objectives and elements, as it relates to our named executive officers (the “Named Executive Officers”). Our Named Executive Officers as of December 31, 2015 and 2014 are those individuals listed in the Summary Compensation Table below, and include our Chief Executive Officer and our most highly compensated executive officers whose salary and bonus for services rendered in all capacities exceeded $100,000 during the fiscal year ended December 31, 2015. This information includes the dollar value of base salaries, bonus awards and stock options granted, and certain other compensation, if any.

Summary Compensation Table

NAME AND PRINCIPAL		SALARY	BONUS	STOCK	OPTION AWARDS	NONEQUITY INCENTIVE PLAN COMPENSATION	Total
POSITION	YEAR	($)	($)	AWARDS ($)	($)(1)	($)	($)
Shimon Citron	2015	394,157	345,610		499,018		1,238,785
Chief Executive Officer	2014	378,174	278,438	-	448,246	-	1,104,858

Tal Golan Vice President of	2015	131,291	171,168		19,727		322,186
Sales & Support	2014	80,756	184,085	-	20,120	-	284,961

Sami Sassoun Former Chief	2015	132,074	515		82,374		214,963
Financial Officer	2014	138,432	-	-	69,348	-	207,780

		1,254,884	979,816		1,138,833		3,373,533

(1) The dollar value recognized for the stock option award was determined in accordance with FASB ASC Topic 718. For information on the determination of the fair value of each option granted as of the grant date, and of assumptions made with respect to the value of option awards, see in this Annual Report on Form 10-K, note 13 to our Consolidated Financial Statements for the year ended December 31, 2015.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information with respect to outstanding equity awards held by our Named Executive Officers as of December 31, 2015:

	Number of	Number of
	securities	securities
	underlying	underlying
	unexercised	unexercised	Option	Option
	options (#)	options (#)	exercise	expiration
Name	exercisable	unexercisable	price ($)	date
Shimon Citron	1,863,000	-	0.10	July 31, 2018
Shimon Citron	1,000,000	-	0.06	September 15, 2018
Shimon Citron	2,000,000	1,000,000	0.10	October 24, 2018
Shimon Citron	2,216,667	1,583,333	0.10	January 6, 2019
Shimon Citron	1,575,000	225,000	0.10	March 13, 2019

Tal Golan	120,000	-	0.10	January 1, 2018
Tal Golan	256,667	23,333	0.10	January 6, 2019
Tal Golan	150,000	450,000	0.50	April 2, 2020

Sami Sassoun	200,000	200,000	0.10	July 1, 2019
Sami Sassoun	350,000	250,000	0.35	July 1, 2019

2004 Global Share Option Plan

The Option Plan provides for the grant of stock-based awards to employees, officers and directors of, and consultants or advisors to, the Company and any of its present or future parents, subsidiaries or affiliates. The Option Plan has been approved by our Board and shareholders, including its extension until 2024. The Option Plan is included as Exhibit 10.1 to this Annual Report on Form 10-K.

Under the Option Plan, we may grant stock options, restricted stock and other stock-based awards. As of December 31, 2015, a total of 30,526,333 shares of our common stock may be issued upon the exercise of options or other awards granted under the Option Plan.

The Option Plan is administered by the Board. Subject to the provisions of the Option Plan, the Board has the authority to select the persons, to whom awards are granted and determine the terms of each award, including the number of shares of our common stock subject to the award. Payment of the exercise price of an award may be made in cash, in a “cashless exercise” through a broker, or if the applicable stock option agreement permits, shares of our common stock or by any other method approved by the Board. Unless we permitted otherwise, awards are not assignable or transferable except by will or the laws of descent and distribution.

Upon the consummation of an acquisition of the business of the Company, by merger or otherwise, the Board shall, as to outstanding awards (on the same basis or on different bases as the Board shall specify), make appropriate provision for the continuation of such awards by the Company or the assumption of such awards by the surviving or acquiring entity and by substituting on an equitable basis for the shares then subject to such awards either (a) the consideration payable with respect to the outstanding shares of our common stock in connection with the acquisition, (b) shares of stock of the surviving or acquiring corporation or (c) such other securities or other consideration as the Board deems appropriate, the fair market value of which (as determined by the Board in its sole discretion) shall not materially differ from the fair market value of the shares of our common stock subject to such awards immediately preceding the acquisition. In addition to or in lieu of the foregoing, with respect to outstanding stock options, the Board may, on the same basis or on different bases as the Board shall specify, upon written notice to the affected optionees, provide that one or more options then outstanding must be exercised, in whole or in part, within a specified number of days of the date of such notice, at the end of which period such options shall terminate, or provide that one or more options then outstanding, in whole or in part, shall be terminated in exchange for a cash payment equal to the excess of the fair market value (as determined by the Board in its sole discretion) for the shares subject to such options over the exercise price thereof.

The Board may at any time provide that any stock options shall become immediately exercisable in full or in part, that any restricted stock awards shall be free of some or all restrictions, or that any other stock-based awards may become exercisable in full or in part or free of some or all restrictions or conditions, or otherwise realizable in full or in part, as the case may be.

The Board may, in its sole discretion, amend, modify or terminate any award granted or made under the Option Plan, so long as such amendment, modification or termination would not materially and adversely affect the participant.

Director Compensation

The following table sets forth information with respect to the compensation of our directors (other than Mr. Citron, who did not receive separate compensation for his service as a director) as of December 31, 2015:

Name	Year	Director Fees	Stock-based compensation (1)	Other	Total
Gustavo Perrotta	2015	180,000	297,448	-	477,448
Ron Lubash	2015	60,051	251,361	-	311,412
Stephan Fitch	2015	33,404	6,166	-	39,570
		273,455	554,975	-	828,430

(1) The dollar value recognized for the stock option award was determined in accordance with FASB ASC Topic 718. For information on the determination of the fair value of each option granted as of the grant date, and of assumptions made with respect to the value of option awards, see in this Annual Report on Form 10-K note 13 to our Consolidated Financial Statements for the year ended December 31, 2015.

Consulting, Employment Contracts and Termination of Employment and Change-in-Control Arrangements.

On September 23, 2008, we entered into a consulting agreement (the “Citron Consulting Agreement”) with Citron Investments Ltd. (the “Consultant”), an Israeli corporation wholly owned by our director and CEO, Mr. Citron. Pursuant to the Citron Consulting Agreement, we retained the services of the Consultant to provide the services of Mr. Citron as our CEO in a part time capacity.  Pursuant to the Citron Consulting Agreement, we are required to pay the Consultant a monthly fee of $10,000 (the “Monthly Fee”), and will reimburse expenses incurred by the Consultant in connection with one automobile owned and operated by the Consultant not to exceed $1,000 per month (“Automobile Expenses”) and shall include Mr. Citron in our liability insurance program for officers and directors. In addition, under the terms of the Citron Consulting Agreement, should our valuation based on the price per share of our shares as quoted on the stock exchange or on an automatic quotation systems (such as the OTCQB) in which our shares are listed or quoted, during the term of the Citron Consulting Agreement, exceed $10,000,000 throughout a continuous period of at least 30 consecutive days, then the Consultant shall be entitled to receive from us a special bonus equaling 2% of the average of our valuation in such 30-day period. The Citron Consulting Agreement can be terminated by either party for no reason with a 90-day advance written notice or for a material breach with a 14-day advance written notice if such a breach was not cured during the aforesaid 14-day period.

On December 9, 2010, we and the Consultant amended the Citron Consulting Agreement (the Amendment”).  The Amendment amended the compensation terms of Mr. Citron as follows: (i) based on our cash flows, Mr. Citron received from us a special discretionary bonus for the year 2010 in the amount of $84,000. Such bonus was granted for our performance and for performing services for us on a full time capacity during 2010, notwithstanding the fact that the Citron Consulting Agreement provides that Mr. Citron should devote 25 hours per week for the provision of such services; (ii) effective January 1, 2011, the annual fee to Mr. Citron, for providing us services on a full time basis, was set at $200,000; and (iii) Mr. Citron was entitled to receive a recurring annual bonus in the amount of $50,000 subject to meeting our goals as such goals shall be determined by our Board in the annual budget.

On October 31, 2013, we entered into an Addendum to the Citron Consulting Agreement effective as of January 1, 2013, whereby the monthly fee was increased to $20,000, totaling $240,000 per year. Additionally, as of August 1, 2013, the Consultant is entitled to receive a monthly bonus equal to 1.25% of the net deposits made into the Company’s Trading Platform in that month.

The Consultant provides us with the services of Mr. Shimon Citron as our CEO and has supervision and control over, and responsibility for, the strategic direction and general day-to-day leadership and management of the business. As part of the overall compensation package to Mr. Citron, a portion of the compensation is paid through an employment contract which was set up for personal tax planning and employee benefits and a portion is paid to the Consultant.

In addition, on November 1, 2013 we entered into an employment agreement with Mr. Shimon Citron to continue to serve as our CEO with an annual compensation of $130,000, in addition to the fees payable under the Citron Consulting Agreement as amended.

As of December 31, 2015, we had outstanding management fees and payroll expenses to be paid to Mr. Citron (personally and through his private company), in the aggregate amount of approximately $32,000.

Effective August 13, 2015, we appointed Mr. Itai Loewenstein as our Chief Financial Officer. As of that date, we entered into an employment agreement with Mr. Loewenstein, pursuant to which Mr. Loewenstein is being paid an annual salary of $140,000. In addition, Mr. Loewenstein was granted 400,000 options to purchase shares of our common stock at the exercise price of $0.50 per share in accordance with the terms of our equity compensation plan.

On August 2, 2015, we appointed Mr. Michael Ekstein as our Chief Technology Officer effective August 20, 2015, and approved the terms of his employment agreement dated August 2, 2015. Pursuant to his employment agreement, Mr. Ekstein will be paid an annual salary of $169,000 and will be granted 400,000 options to purchase shares of our common stock at the exercise price of $0.50 per share, in accordance with the terms of our equity compensation plan.

Other than Mr. Citron, none of our directors or officers has an employment contract or change-in-control arrangement, other than stock and option awards that contain certain change-in-control provisions such as accelerated vesting due to an acquisition. In the event an acquisition that is not a private transaction occurs while the optionee maintains a business relationship with us and the option has not fully vested, the option will become exercisable for 100% of the then number of shares as to which it has not vested and such vesting will occur immediately prior to the closing of the acquisition.

The stock and option awards that would vest for each Named Executive Officer if a change-in-control were to occur are disclosed under our Outstanding Equity Awards at Fiscal Year-End Table. Our stock and option awards contain certain change-in-control provisions. Descriptions of those provisions are set forth below:

Stock Awards Change-in-Control Definition

Change-in-Control shall mean (a) the acquisition in a transaction or series of transactions by any person (such term to include anyone deemed a person under Section 13(d)(3) of the Exchange Act), other than the Company or any of its subsidiaries, or any employee benefit plan or related trust of the Company or any of its subsidiaries, of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of 50% or more of the combined voting power of the then outstanding voting securities of the Company entitled to vote generally in the election of directors; provided a Change-in-Control shall not occur solely as the result of an initial public offering or (b) the sale or other disposition of all or substantially all of the assets of the Company in one transaction or series of related transactions.

Option Awards Change-in-Control Definition

In the event an acquisition that is not a private transaction occurs while the optionee maintains a business relationship with the Company and the option has not fully vested, the option shall become exercisable for 100% of the then number of shares as to which it has not vested, such vesting to occur immediately prior to the closing of the acquisition.  For these purposes, acquisition means the sale of the Company by merger in which the stockholders of the Company in their capacity as such no longer own a majority of the outstanding equity securities of the Company (or its successor); or (ii) any sale of all or substantially all of the assets or capital stock of the Company (other than in a spin-off or similar transaction) or (iii) any other acquisition of the business of the Company, as determined by the Board. A business relationship means service to the Company or its successor in the capacity of an employee, officer, director or consultant, and a private transaction means any acquisition where the consideration received or retained by the holders of the then outstanding capital stock of the Company does not consist of (i) cash or cash equivalent consideration, (ii) securities which are registered under the Securities Act, or any successor statute or (iii) securities for which the Company or any other issuer thereof has agreed, including pursuant to a demand, to file a registration statement within 90 days of completion of the transaction for resale to the public pursuant to the Securities Act.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of the date of this Annual Report (unless otherwise provided herein) by: (1) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock; (2) each of our Named Executive Officers and directors; and (3) all our executive officers and directors as a group.

Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

In computing the number and percentage of shares beneficially owned by a person, shares that may be acquired by such person within 60 days of the date of this Annual Report are counted as outstanding, while these shares are not counted as outstanding for computing the percentage ownership of any other person.

Name and address of beneficial owner (1)	Number of shares beneficially owned (2)	Percentage of shares beneficially owned (3)

5% BENEFICIAL OWNERS:

HV Markets Limited (4)	15,490,175	13.37%
P.O. Box 3175
Road Town, Tortola
British Virgin Islands

Ricx Investments Ltd. (5)	26,654,264	21.67%
Anemomylos Office Building
8 Michael Karaolis Street
1095 Nicosia, Cyprus

AFTH S.C.Sp. (6)	9,522,012	8.11%
10 Rue Antoine Jans L-1820 Luxembourg

Shimon Citron (7)	14,182,057	11.26%

Pierpaolo Guzzo (8)	13,083,333	10.14%
Via Michele Mercati 31 00197 Rome, Italy

Raffaele Mincione (9)	6,400,000	5.52%
12 Giassa da Las Barrieras Celerina 7505 Switzerland

Compagnie Financiere ST (10)	6,600,000	5.67%
L.M.C. Group S.A. B.P. 346 L-2013 Luxembourg

OTHER DIRECTORS AND NAMED EXECUTIVE OFFICERS:

Ron Lubash (11)	3,162,082	2.66%
Gustavo Perrotta (12)	3,900,000	3.26%
Stephan Fitch (13)	166,667	*
Tal Golan (14)	600,000	*
Sami Sassoun (15)	550,000	*
All directors and current executive officers as a group (9 persons)	23,174,139	18.84%

* = Less than 1%

(1) Unless otherwise provided, all addresses are c/o EZTD Inc., 6 Yehezkel Koifman Street, Tel-Aviv, Israel 68012.

(2) Except as otherwise indicated, all shares are beneficially owned and sole investment and voting power is held by the persons named.

(3) Applicable percentages of ownership are based on 115,895,731 shares of our common stock outstanding plus any common stock equivalents and options or warrants held by such holder, which are exercisable as of May 15, 2016.

(4) The natural persons with voting or dispositive control over the securities held by HV Markets Limited (“HV”) are Karen R. Bell, Barbara J. Haldi and Clive Needham. This information is as of February 16, 2012 and is based solely on a Schedule 13D filed by HV with the SEC on February 16, 2012. In accordance with the disclosures set forth in such Schedule 13D, HV reports sole voting and dispositive power over all such shares of common stock.

(5) Includes warrants to purchase 6,250,000 shares of common stock at an exercise price of $0.08 per share and warrants to purchase 859,044 shares of common stock at an exercise price of $0.10 per share. The natural persons with voting or dispositive control over these securities held by Ricx Investments Ltd are Alexej Havlicek, Doros Kyriacou and Ron Lubash. This information is as of June 20, 2013 and is based solely on a Schedule 13D/A filed by Ricx with the SEC on June 20, 2013. In accordance with the disclosures set forth in such Schedule 13D/A, Ricx reports sole voting and dispositive power over all such shares of common stock.

(6) Includes warrants to purchase 1,445,120 shares of common stock at an exercise price of $0.19078 per share. The natural majority persons with voting or dispositive control over the securities held by AFTH S.C.Sp are Richard Spencer Kelly, Andrea Tosato and  Fiduciara Giardini.

(7) Includes options to acquire 1,000,000 shares of common stock at an exercise price of $0.06 per share, and also includes options to acquire 9,013,000 shares of common stock at an exercise price of $0.10 per share.

(8) Includes options to purchase 583,333 shares of common stock at an exercise price of $0.10 per share, as well as warrants to purchase 12,500,000 shares of common stock at an exercise price of $0.19078 per share.

(10) Includes warrants to purchase 600,000 shares of common stock at an exercise price of $0.50 per share. The natural person with voting or dispositive control over the securities held by Compagnie Financiere is Angelo Gilardi.

(11) Includes options to purchase 2,900,000 shares of common stock at an exercise price of $0.10 per share, as well as 262,082, representing Mr. Lubash’s proportion of the shares of common stock owned by Ricx Investments Ltd.

(12) Includes warrants to purchase 1,000,000 shares of common stock at an exercise price of $0.25 per share and options to purchase 2,900,000 shares of common stock at an exercise price of $0.10 per share.

(13) Includes options to purchase 166,667 shares of common stock at an exercise price of $0.35 per share.

(14) Includes options to purchase 400,000 shares of common stock at an exercise price of $0.10 per share and options to purchase 200,000 shares of common stock at an exercise price of $0.50 per share.

(15) Includes options to purchase 200,000 shares of common stock at an exercise price of $0.10 per share and options to purchase 350,000 shares of common stock at an exercise price of $0.35 per share.

The following table provides information as of December 31, 2015, regarding shares of our common stock that may be issued under the Option Plan:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders-2004 Global Share Option Plan	30,526,333	$0.27	4,473,667
Equity compensation plans not approved by security holders	-	$-	-
Total	30,526,333	$0.27	4,473,667

Item 13.	Certain Relationships and Related Party Transactions.

Certain relationships and related transactions

Since January 1, 2014, we have participated in the following transactions with our directors, executive officers, holders of more than 5% of our voting securities, and affiliates or immediate family members of our directors, executive officers, and holders of more than 5% of our voting securities. We believe that all of these transactions were on terms as favorable as could have been obtained from unrelated third parties.

Employment and Consulting Agreements

See Item 11 of this Annual Report on Form 10-K for a description of agreements we have with our Named Executive Officers or related entities.

Financing Activities

See the sections captioned “Liquidity and Capital Resources” under Item 7 of this Annual Report on Form 10-K for a description of certain financing agreements entered into with certain shareholders and directors.

Item 14.	Principal Accounting Fees and Services.

The following table sets forth fees billed to us by BDO, our independent registered public accounting firm, during the fiscal years ended December 31, 2015 and December 31, 2014 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services by our independent registered public accounting firms that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as audit fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning; and (iv) all other fees for services rendered.

	December 31, 2015	December 31, 2014
Audit Fees (1)	$75,000		$90,000
Audited Related Fees	$-	$
Tax Fees (2)	$13,000		$15,000
All Other Fees	$-		$-
Total	$88,000		$105,000

(1) Amount represents fees paid for professional services for the audit of our consolidated annual financial statements, review of our interim condensed consolidated financial statements included in quarterly reports, audit of our internal control over financial reporting, review of our responses to SEC comments and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings or engagements.

(2) Tax fees represent fees paid for professional services for preparation of tax returns and other tax-related filings.

Audit Committee Policies

The Audit Committee of our Board of Directors is solely responsible for the approval in advance of all audit and permitted non-audit services to be provided by the independent auditors (including the fees and other terms thereof), subject to the de minimus exceptions for non-audit services provided by Section 10A(i)(1)(B) of the Exchange Act, which services are subsequently approved by the Board of Directors prior to the completion of the audit. None of the fees listed above are for services rendered pursuant to such de minimus exceptions.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

The following exhibits are filed with this Annual Report.

Exhibit Number	Exhibit Description

3.1	Composite copy of the Company’s Certificate of Incorporation as amended on July 14, 2014 (incorporated by reference to Exhibit 3.1 to our Form 10 (File No. 000-51255) filed with the Securities and Exchange Commission on September 15, 2014).

3.2*	Amended and Restated By-laws.

3.3	Certificate of Conversion of the Company from a Non-Delaware Corporation to a Delaware Corporation as of June 3, 2015 (incorporated by reference to Exhibit 3.3 to our Form 10/A (File No. 000-51255) filed with the Securities and Exchange Commission on October 7, 2015).

4.1	Common Stock Purchase Warrant dated March 6, 2008 issued by the Company to Shimon Citron (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K (File No. 000-51255) filed with the Securities and Exchange Commission on March 14, 2008).

4.2	Form of Common Stock Purchase Warrant dated November 8, 2012 (incorporated by reference to Exhibit 4.7 to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2013).

4.3	Form of Common Stock Purchase Warrant dated June 12, 2013, issued by the Company to Ricx Investments Ltd. (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 14, 2013).

4.4	Form of Common Stock Purchase Warrant dated December 10, 2013, issued by the Company to certain investors (incorporated by reference to Exhibit 4.4 to our Form 10 (File No. 000-51255) filed with the Securities and Exchange Commission on September 15, 2014).

4.5

Form of Common Stock Purchase Warrant dated May 2014, issued by the Company to certain investors (incorporated by reference to Exhibit 4.5 to our Form 10 (File No. 000-51255) filed with the Securities and Exchange Commission on September 15, 2014).

4.6	Form of Common Stock Purchase Warrant dated April March and June, 2015, issued by the Company to certain investors (incorporated by reference to Exhibit 4.6 to our Form 10 (File No. 000-51255) filed with the Securities and Exchange Commission on July 2, 2015).

4.7

Form of Common Stock Purchase Warrant dated April March and July 28, 2015, issued by the Company to an investor. (incorporated by reference to Exhibit 4.7 to our Form 10/A (File No. 000-51255) filed with the Securities and Exchange Commission on August 17, 2015).

10.1*	2004 Global Share Option Plan.

10.2	Sample Agreement under the Company’s 2004 Global Share Option Plan (incorporated by reference to Exhibit 10.25 to our Annual Report on Form 10K-SB (File No. 000-51255) filed with the Securities and Exchange Commission on April 11, 2006).

10.3	Consulting Agreement, dated September 23, 2008, between the Company and Citron Investments Ltd. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-51255) filed with the Securities and Exchange Commission on September 25, 2008).

10.4	Addendum dated December 9, 2010, to Consulting Agreement, dated September 23, 2008, between the Company and Citron Investments Ltd. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 13, 2010).

10.5	Addendum dated November 1, 2013, to Consulting Agreement, dated September 23, 2008, between the Company and Citron Investments Ltd. (incorporated by reference to Exhibit 3.1 to our Form 10 (File No. 000-51255) filed with the Securities and Exchange Commission on September 15, 2014).

10.6	Employment Agreement, dated October 31, 2013, between the Company and Shimon Citron (incorporated by reference to Exhibit 10.6 to our Form 10 (File No. 000-51255) filed with the Securities and Exchange Commission on September 15, 2014).

10.7

Employment Agreement, dated August 13, 2015, between the Company and Itai Loewenstein. (incorporated by reference to Exhibit 10.7 to our Form 10/A (File No. 000-51255) filed with the Securities and Exchange Commission on August 17, 2015).

10.8

Employment Agreement, dated August 2, 2015, between the Company and Michael Ekstein. (incorporated by reference to Exhibit 10.8 to our Form 10/A (File No. 000-51255) filed with the Securities and Exchange Commission on August 17, 2015).

10.9

Securities Purchase Agreement, dated June 12, 2013, between Ricx Investments Ltd. and the registrant (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 14, 2013).

10.10	Finance Agreement dated May 12, 2013, by and among the Company, Win Global Markets (Israel) Ltd. and Activa Red Green Ltd. (incorporated by reference to Exhibit 10.8 to our Form 10 (File No. 000-51255) filed with the Securities and Exchange Commission on September 15, 2014).

10.11

Convertible Loan Agreement dated October 29, 2013, by and among the Company and certain Company shareholders (incorporated by reference to Exhibit 10.11 to our Form 10/A (File No. 000-51255) filed with the Securities and Exchange Commission on October 7, 2015).

10.12	Form of Securities Purchase Agreement dated December 10, 2013, by and among the Company and certain Company shareholders (incorporated by reference to Exhibit 10.10 to our Form 10 (File No. 000-51255) filed with the Securities and Exchange Commission on September 15, 2014).

10.13	Convertible Loan Agreement dated February 2014, by and among the Company and certain Company shareholders (incorporated by reference to Exhibit 10.13 to our Form 10/A (File No. 000-51255) filed with the Securities and Exchange Commission on October 7, 2015).

10.14

Convertible Loan Agreement dated December 2014, by and among the Company and certain Company shareholders (incorporated by reference to Exhibit 10.14 to our Form 10/A (File No. 000-51255) filed with the Securities and Exchange Commission on October 7, 2015).

10.15

Convertible Loan Agreement dated July 28, 2015, by and between the Company and AFTH S.C.Sp. (incorporated by reference to Exhibit 10.14 to our Form 10/A (File No. 000-51255) filed with the Securities and Exchange Commission on August 17, 2015).

10.16

Form of Share Purchase Agreement dated May and June, 2014, by and among the Company and certain Company shareholders (incorporated by reference to Exhibit 10.12 to our Form 10 (File No. 000-51255) filed with the Securities and Exchange Commission on September 15, 2014).

10.17

Schedule of Omitted Documents to the form of Convertible Loans Agreement dated October 29, 2013, by and among the Company and Company’s shareholders (incorporated by reference to Exhibit 10.13 to our Form 10/A (File No. 000-51255) filed with the Securities and Exchange Commission on October 30, 2014).

10.18	Schedule of Omitted Documents to the form of Securities Purchase Agreement dated December 10, 2013, by and among the Company and Company’s shareholders (incorporated by reference to Exhibit 10.14 to our Form 10/A (File No. 000-51255) filed with the Securities and Exchange Commission on October 30, 2014).

10.19	Schedule of Omitted Documents to the form of Convertible Loans Agreement dated February 2014, by and among the Company and Company’s shareholders (incorporated by reference to Exhibit 10.15 to our Form 10/A (File No. 000-51255) filed with the Securities and Exchange Commission on October 30, 2014).

45

10.20

Schedule of Omitted Documents to the form of Share Purchase Agreement dated May and June, 2014, by and among the Company and Company’s shareholders (incorporated by reference to Exhibit 10.15 to our Form 10/A (File No. 000-51255) filed with the Securities and Exchange Commission on October 30, 2014).

10.21

Schedule of Omitted Documents to the form of Convertible Loans Agreement dated December 5, 2014, by and among the Company and Company’s shareholders (incorporated by reference to Exhibit 10.18 to our Form 10 (File No. 000-51255) filed with the Securities and Exchange Commission on July 2, 2015).

10.22

Securities Purchase Agreement between EZTD Inc. and Raffaele Mincione, dated December 8, 2015 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 000-51255) filed with the Securities and Exchange Commission on December 14, 2015).

16.1	BDO resignation letter dated November 17, 2014 (incorporated by reference to Exhibit 4.6 to our Form 10 (File No. 000-51255) filed with the Securities and Exchange Commission on July 2, 2015).

21.1*	List of subsidiaries.

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.1**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2015 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text and in detail.

* Filed herewith.

** Furnished herewith.

EZTD INC.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2015

IN U.S. THOUSAND DOLLARS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM To the Shareholders and Board of Directors of EZTD INC. (FORMERLY: EZTRADER, INC.)

We have audited the accompanying consolidated balance sheets of EZTD INC. (formerly: EZTRADER INC.) (the “Company”) as of December 31, 2015 and 2014 and the related consolidated statements of operations, comprehensive income, changes in equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the two years ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1.B to the consolidated financial statements, the Company has suffered losses from operations and has negative cash flows from operations that raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans as to these matters are also discussed in Note 1.B. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amount and classification of liabilities that may result from the outcome of these uncertainties.

Tel Aviv, Israel

March 24, 2016.

/s/ Ziv Haft

Certified Public Accountants (Isr.)

BDO Member Firm

EZTD INC.

CONSOLIDATED BALANCE SHEETS

U.S. dollars (in thousands)

		December 31,
	Note	2015	2014

ASSETS
CURRENT ASSETS:
Segregated client cash accounts		1,501	2,343
Restricted cash		42	42
Receivable from credit card companies		1,874	700
Other current assets	4	856	639

Total current assets		4,273	3,724

NON-CURRENT ASSETS:
Property and equipment, net	5	2,389	834
Intangible assets, net	6	380	-

Total non-current assets		2,769	834

Total assets		7,042	4,558

The accompanying notes are an integral part of the consolidated financial statements.

EZTD INC.

CONSOLIDATED BALANCE SHEETS

U.S. dollars (in thousands)

		December 31,
	Note	2015	2014
CURRENT LIABILITIES:
Short term loan	10	594	-
Obligation to customers	7	3,922	3,127
Financial liabilities		109	-
Accounts payables	8	1,235	1,043
Accrued expenses and other accounts payable	9	1,909	1,933
Convertible loans	11	4,943	5,088
Total current liabilities		12,712	11,191

LONG TERM LIABILITIES:
Accrued severance pay, net	2.M	230	110
Total liabilities		12,942	11,301
EQUITY (DEFICIENCY)	13
Common stock of $ 0.001 par value:
Authorized: 300,000,000 shares at December 31, 2015 and 2014.
Issued and outstanding: 115,895,731 shares at December 31, 2015 and 94,385,302 at December 31, 2014.		116	94
Additional paid-in capital		34,875	27,900
Accumulated deficit		(40,891)	(34,737)
Equity (deficiency)		(5,900)	(6,743)
Total liabilities and equity		7,042	4,558

The accompanying notes are an integral part of the consolidated financial statements.

EZTD INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

U.S. dollars (in thousands, except share and per share data)

		Year ended December 31,
	Notes	2015	2014
Revenues, net	2K	25,914	20,114
Operating expenses:
Sales and marketing		20,942	17,410
General and administrative		4,698	3,073
Research and development		1,892	1,366
Stock-based compensation		1,748	1,644
Impairment of bank deposit	1A	-	4,122
Total operating expenses		29,280	27,615
Operating loss		(3,366)	(7,501)
Financial expenses, net	14	(2,788)	(1,441)

Net loss before taxes on income		(6,154)	(8,942)
Taxes on income	15	-	-
Net loss attributable to the Company		(6,154)	(8,942)
Total basic and diluted net loss per share		(0.06)	(0.10)
Weighted average number of common stock used in computing basic and diluted net loss per share		104,974,466	90,579,670

The accompanying notes are an integral part of the consolidated financial statements.

F-5

EZTD INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

U.S. dollars (in thousands)

	Year ended December 31,
	2015	2014

Net loss	(6,154)	(8,942)
Other comprehensive income, net of tax	-	-
Total comprehensive loss	(6,154)	(8,942)

The accompanying notes are an integral part of the consolidated financial statements.

EZTD INC.

STATEMENTS OF CHANGES IN EQUITY

U.S. dollars (in thousands, except share and per share data)

	Common stock	Share capital	Additional paid-in capital	Prepayment on account of shares	Accumulated deficit	Total shareholders’ equity (deficiency)
	Number	Amount
Balance as of December 31, 2013	84,195,671	84	22,163	346	(25,795)	(3,202)
Issuance of shares and warrants	10,189,631	10	4,093	(346)	-	3,757
Stock-based compensation	-	-	1,644	-	-	1,644
Net loss	-	-	-	-	(8,942)	(8,942)
Balance as of December 31, 2014	94,385,302	94	27,900	-	(34,737)	(6,743)
Conversion of convertible loans	2,118,561	2	568	-	-	570
Exercise of warrants	7,605,469	8	726	-	-	734
Exercise of options	150,000	-	15	-	-	15
Issuance of shares and warrants	11,636,399	12	2,629	-	-	2,641
Grant of warrants	-	-	1,289	-	-	1,289
Stock-based compensation	-	-	1,748	-	-	1,748
Net loss	-	-	-	-	(6,154)	(6,154)
Balance as of December 31, 2015	115,895,731	116	34,875	-	(40,891)	(5,900)

The accompanying notes are an integral part of the consolidated financial statements.

EZTD INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars (in thousands)

	Year ended December 31,
	2015	2014
Cash flows from operating activities:
Net loss	(6,154)	(8,942)
Adjustments required to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	538	114
Fair value of warrants granted	1,289	-
Stock-based compensation	1,748	1,644
Accrued interest and amortization of discount and exchange differences of loans	(130)	(50)
Decrease (increase) in credit cards companies	(1,174)	5
Increase in other current assets	(217)	(520)
Increase in accounts payable	192	397
Increase in obligation to customers and other payables	880	1,567
Increase in severance pay, net	120	75
Net cash used in operating activities	(2,908)	(5,710)

Cash flows from investing activities:
Purchase of property and equipment	(2,073)	(758)
Acquisition of license in Japan	(400)	-
Decrease (increase) in segregated client cash accounts	842	(2,281)
Decrease in restricted cash	-	1,336
Net cash used in investing activities	(1,631)	(1,703)

The accompanying notes are an integral part of the consolidated financial statements.

EZTD INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont.):
U.S. dollars (in thousands)

	Year ended December 31,
	2015	2014
Cash flows from financing activities:
Short-term bank credit, net	-	(78)
Proceeds received from convertible loans	1,000	3,721
Proceeds received from short-term loan	563	-
Repayment of convertible loans	(413)	(100)
Issuance of shares and warrants	3,389	3,756
Net cash provided by financing activities	4,539	7,299

Decrease in cash and cash equivalents	-	(114)
Cash and cash equivalents at the beginning of the year	-	114
Cash and cash equivalents at the end of the year	-	-

Supplemental disclosure of cash flows information:

Conversion of convertible loan to equity	570	-
Cash paid during the period for:
Interest	350	112

The accompanying notes are an integral part of the consolidated financial statements.

EZTD INC.

NOTE 1 - GENERAL:

A.	EZTD Inc. ("the Company") was incorporated in April 2002 under the laws of the State of Nevada. On June 3, 2015, the Company reincorporated in Delaware. The Company is engaged in offering online trading of binary options. The Company's shares were quoted on the OTCQB Marketplace in the United States under the symbol "EZTD" from 2010 until August 2013, when the Company terminated its registration under the Securities Exchange Act of 1934, as amended, (the “Securities Act”) and as a result the Company’s shares were quoted on the OTC Pink. The Company filed with the SEC a Form-10, which became effective and on August 31, 2015 and on October 30, 2015 the Company was officially quoted again in the OTCQB Marketplace. On December 30, 2015 the Company upgraded to be officially quoted in the OTCQX Marketplace.

The Company conducts its operations and business with and through its active wholly-owned subsidiaries, (a) Win Global Markets Inc (Israel) Ltd., an Israeli company, (b) WGM Services Ltd., a company registered in Cyprus (“WGM”), (c) EZ Invest Securities Ltd., a Japanese corporation, and (d) SCGP Investments Limited, a Belizean company. On January 26, 2015 the Company changed its name from EZ Trader, Inc. to EZTD Inc. (the "Company").

In June 2014 the Company had approximately $ 4.2 million in deposits (including the most recent deposit of approximately $3 million by one of its investors) with Corporate Commercial Bank (“CCB”), the fourth largest bank in Bulgaria.

On June 21, 2014 CCB ceased operations. On November 6, 2014, the new parliament of Bulgaria announced that it would not bail out CCB. After that announcement the Company started a process of preparing several law suits against CCB and its auditors, KPMG Bulgaria. In January 2015, the Company received €100 thousand from the Bulgarian Deposits Insurance Fund. The amount of $4.1 million deposited with CCB was expensed as an impairment of bank deposits.

EZTD INC.

NOTE 1 - GENERAL (Cont.):

B.	The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered losses from operations and negative cash flows from operations since inception. For the year ended December 31, 2015, the net loss attributable to the Company was $6.154 million and the negative cash flows from operations were $2.908 million. As of December 31, 2015, the Company’s obligation to customers amounted to $3.922 million, while current assets were $4.273 million. Customers may withdraw their deposits upon demand. According to the regulatory requirement in Cyprus for European traders, the Company’s subsidiary in Cyprus has to comply with the covenant of maintaining a capital of at least €730 thousand and having funds in excess of these European client obligations. Funds consist of cash, segregated client cash accounts, restricted cash and receivables from credit card companies. Despite its negative cash flows, the Company has been able to secure financing to support its operations to date, based on share issuances and loans. The Company plans to seek additional funds from equity issuances in order to continue its operations and to leverage its binary options business. The consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

C.	The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”).

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES:

A.	Use of estimates:

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions. The Company's management believes that the estimates, judgments and assumptions used are reasonable based upon information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

B.	Financial statements in U.S. dollars:

The currency of the primary economic environment in which the operations of the Company and its subsidiaries are conducted is the U.S. dollar (“dollar”). Thus, the functional and reporting currency of the Company is considered to be the dollar.

Transactions and balances denominated in U.S. dollars are presented at their original amounts. Monetary accounts maintained in currencies other than the dollar are re-measured into dollars in accordance with Accounting Standards Codification No. 830-10, Foreign Currency Matters. All transaction gains and losses of the re-measurement of monetary balance sheet items are reflected in the consolidated statements of operations as financial income or expenses, as appropriate.

EZTD INC.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Cont.):

C.	Principles of consolidation:

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

Cash equivalents are short-term highly liquid investments that are readily convertible to cash with original maturities of three months or less, at the date acquired.

E.	Segregated client cash accounts:

According to Cyprus regulatory requirements, the Company must hold funds in excess of client obligations. Funds consist of cash, segregated client cash accounts, restricted cash and receivables from credit card companies. The Company records all transactions from credit card companies and banks on a daily basis. In addition, revenue is recognized on a daily basis and the correlating client obligation account is updated. This allows the Company to determine the cash available to be transferred from the segregated cash accounts to its operating cash account.

F.	Restricted cash:

The restricted cash in the amount of $42 thousand at December 31, 2015, is held for financial institutions in respect of fulfillments of lease obligations.

G.	Property and equipment:

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method, over the estimated useful lives of the assets, at the following annual rates:

%

Computers and peripheral equipment	33
Electronic devices	15
Leasehold improvements	Over the shorter of lease term or the life of the assets
Office furniture and equipment	6

H.	Intangible assets:

Identifiable intangible assets consist of license related to acquisition of GKFX, a local brokerage firm in Japan. Intangible assets are stated at cost, net of accumulated amortization. Intangible assets are amortized over their useful life using the straight-line method.

I.	Impairment of long lived assets and intangible assets subject to amortization:

Property and equipment and intangible assets subject to amortization are reviewed for impairment in accordance with ASC No. 360, Accounting for the Impairment or Disposal of Long-Lived Assets, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Intangible assets are recorded at fair value at the date of acquisition. Following initial recognition, intangible assets are carried at cost less any accumulated amortization and any accumulated impairment losses. The useful lives of intangible assets are assessed to be either finite or indefinite. Intangible assets that are not considered to have an indefinite useful life are amortized over their estimated useful lives. During 2015 and 2014, no impairment losses were recorded.

EZTD INC.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Cont.):

J.	Accounting for stock-based compensation:

The Company accounts for stock-based compensation to employees in accordance with ASC 718, Stock Compensation. The Company measures and recognizes compensation expense for share-based awards based on estimated fair values on the date of grant using the Black-Scholes option-pricing model. This option pricing model requires that the Company make several estimates, including the option's expected life and the price volatility of the underlying stock. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in the Company's consolidated statement of operations. The Company recognizes compensation expenses for the value of its awards, which have graded vesting, based on the straight line method over the vesting period, net of estimated forfeitures. Estimated forfeitures are based on actual historical pre-vesting forfeitures. For the years ended December 31, 2015 and 2014, the Company recorded stock-based compensation costs in the amount of $1.748 million and $1.644 million, respectively. At December 31, 2015, the Company's total unrecognized stock-based compensation costs amounted to approximately $1.222 million.

K.	Revenue recognition from binary option business:

The Company generates revenues from its binary options business. The online binary options trading business involves a customer trying to predict the occurrence of future events that will be settled in a win or lose situation at expiration or the end of the day. There is only a win or lose situation (binary option) and the gain or loss is recognized at least at the end of each day. Thus, most events commence and end on the same day. Open client positions are carried at fair market value and gains and losses arising on this valuation are recognized in revenue as well as gains and losses realized on positions that have closed. The revenues are principally generated from the margin between winning customers to losing customers. In a winning situation (when either a higher or a lower strike price has been achieved at the expiration of the underlying asset) the binary option entitles a customer to a fixed return (usually around 75%) in addition to the transaction amount. In a losing situation (when the customer’s prediction is not fulfilled) the customer loses between 95%-100% of the transaction price.

In addition, once the customer makes a deposit into his or her trading account, he or she can choose to receive a bonus to be added into his or her account on top of his or her deposited amount. The customer is granted with the opportunity to forego the bonus and to continue with the deposit made by him or her only. The bonus offered is typically amounts, on average, to between 20% and 30% of the customer’s actual deposit, but the Company may choose to increase the bonus amount offered to the customer and the customer may also request to increase the bonus amount. Customer funds, including profits and losses, are available for withdrawal at any given time; the only element dependent on the withdrawal preconditions is the bonus itself. To be entitled to withdraw a bonus, a customer must turn over a trading volume of 25 times the amount of the initial bonus within 90 days. As an example, if a customer received a bonus of $100, to be entitled to withdraw this bonus, he or she will need to trade a minimum volume of at least $2,500 during a time period no longer than 90 days from his or her first trade. If the customer has not reached the required volume within this 90 day period, then the bonus will be voided and deducted from the customer’s available balance. (Until August 2015, any other profit earned in the account after the receipt of such bonus was also voided and excluded from the amounts that the customer could withdraw from his or her account.) If the client used his or her bonus (i.e., the trading volume was higher than his or her initial deposit), he or she would have been able to withdraw their balance and all other profit incurred using the bonus only if the withdrawal preconditions are met. In the event that the customer loses on a particular trade after a bonus has been added into his or her account, such loss will be deducted from the actual amounts deposited by the customer and not from the bonus.

EZTD INC.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Cont.):

The Company follows ASC 605-50-25 in accounting for the customer bonus offered. Since most of the Company’s transactions involving bonuses result in a gain for the Company, the Company applies ASC 605-50-25-3, “Sales Incentives that Will Not Result in a Loss on the Sale of a Product or Service” in accounting for customer bonuses.

In its consolidated statement of operations the Company recognizes revenues from the binary options on a net basis.

L.	Research and development costs:
Research and development costs, including direct and allocated expenses are expensed as incurred.

M.	Accrued Severance Pay, Net:

1.	Accrued Liability:

The Company is liable for severance pay to its employees pursuant to the applicable local laws prevailing in the respective countries of employment and employment agreements. For Israeli employees, the liability is partially covered by individual managers’ insurance policies under the name of the employee, for which the Company makes monthly payments. The Company may make withdrawals from the managers’ insurance policies only for the purpose of paying severance pay. The amounts accrued and the amounts funded with managers’ insurance policies are as follows:

	December 31,
	2015	2014
	($ in thousands)

Accrued severance pay	567	246
Less - amount funded	337	136
	230	110

2.	Expenses:

The expenses related to severance pay for the years ended, December 31, 2015 and 2014, were $321 thousand and $131 thousand, respectively.

N.	Comprehensive loss:

As the Company has no comprehensive loss, there is no difference between net loss and total comprehensive loss.

O.	Income taxes:
The Company accounts for income taxes in accordance with Accounting Standards Codification No. 740, Income Taxes ("ASC No. 740"). ASC No. 740 prescribes the use of the liability method, whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

ASC No. 740 contains a two-step approach to recognizing and measuring a liability for uncertain tax positions. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that, on an evaluation of the technical merits, the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement.

EZTD INC.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Cont.):

P.	Financial Instruments:
1.	Concentrations of credit risk:

Financial instruments that have the potential to expose the Company to credit risks are mainly cash and cash equivalents, bank deposit accounts, and trade receivables.

The Company holds cash and cash equivalents, and deposit accounts at large banks in Israel, and Europe, thereby substantially reducing the risk of loss.

2.	Fair value measurement:

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

Q.	Basic and diluted net loss per share - EPS:

Basic net income per share is computed based on the weighted average number of common shares outstanding during each year. Diluted net income per share is computed based on the weighted average number of shares of common stock outstanding during each year, plus dilutive potential shares of common stock considered outstanding during the year, in accordance with ASC 260, Earnings Per Share. For each of the years ended December 31, 2015 and 2014, the Company incurred a net loss and therefore no diluted EPS was presented and all common stock equivalents were anti-dilutive.

R.	Reclassifications:

Clearance expenses in the comparative figures have been reclassified from sales and marketing expenses to finance expenses to conform to the current year presentation.

S.	Recently Issued Accounting Pronouncements:

In April 2015, the Financial Accounting Standards Board ("FASB") issued guidance on debt issuance costs. The guidance requires entities to present debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt in the balance sheet. This guidance does not contain guidance for debt issuance costs related to line-of-credit arrangements. Consequently, in August 2015, the FASB issued additional guidance to add paragraphs indicating that the SEC staff would not object to an entity deferring and presenting debt issuance costs related to line-of-credit arrangements as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The guidance is effective for the interim and annual periods beginning on or after December 15, 2015. The Company does not expect this guidance to have a material effect on its consolidated financial statements at the time of adoption of this standard.

In September 2015, the FASB issued guidance on current accounting for measurement-period adjustments.

EZTD INC.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Cont.):

S.	Recently Issued Accounting Pronouncements (Cont.):

The new guidance requires entities to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. Measurement period adjustments were previously required to be retrospectively adjusted as of the acquisition date. The provisions of this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 (early adoption is permitted), and should be applied prospectively. The Company does not expect this guidance to have a material effect on its consolidated financial statements at the time of adoption of this standard.

NOTE 3 - FAIR VALUE MEASUREMENT:

Items carried at fair value as of December 31, 2015 and 2014 are classified in the table below in one of the three categories described in Note 2.P.2.

	Fair value measurements using input type
	December 31, 2015
	$ in thousands
	Level 1	Level 2	Level 3	Total
Segregated client cash accounts	1,501	-	-	1,501
Restricted cash	42	-	-	42
Financial liabilities	-	-	(109)	(109)
	1,543	-	(109)	1,434

The Company measures changes in the fair value of "long term options" (classified as financial liabilities) through profit or loss using valuation techniques.

Total gain for the period recognized in earnings amounted to $3.428 million and total unrealized gain related to those financial liabilities at the end of the period recognized in earnings amounted to $163 thousand. All instruments were issued during the period and no transfers took place into or out of Level 3 during the period.

The following table summarizes the Level 3 Roll-Forward:

	Financial liabilities as of December 31, 2014	Net realized / unrealized gain	Issuance	Transfers out of (into) Level 3	Settlements (realized gain)	Financial liabilities as of December 31, 2015	Unrealized gain- still held
	U.S. Dollars (in thousands)

Derivative options based on commodities	-	171	(226)	-	163	(5)	8

Derivative options based on exchange differences	-	720	(950)	-	686	(23)	34

Derivative options based on equity shares	-	2,537	(3,347)	-	2,416	(81)	121

Total	-	3,428	(4,523)	-	3,265	(109)	163

EZTD INC.

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

The following table summarizes the valuation techniques and inputs for Level 3 fair value measurements.

Liabilities	Fair value	Methodology	Input	Weighted Average
U.S. Dollars (in thousands)
Derivative options based on commodities	$5	Cash or Nothing- option model	Expected volatility Risk-free interest rate Expected contractual life	25% 0.25% 0.15
$ Derivative options based on exchange differences	$23	Cash or Nothing- option model	Expected volatility Risk-free interest rate Expected contractual life	15% 0.25% 0.15
$ Derivative options based on equity shares	$81	Cash or Nothing- option model	Expected volatility Risk-free interest rate Expected contractual life	28% 0.25% 0.19

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

	Fair value measurements using input type
	December 31, 2014
	$ in thousands
	Level 1	Level 2	Level 3	Total
Segregated client cash accounts	2,343	-	-	2,343
Restricted cash	42	-	-	42
	2,385	-	-	2,385

EZTD INC.

NOTE 4 - OTHER CURRENT ASSETS:

	December 31,
	2015	2014
	$ in thousands

Prepaid expenses and others	419	263
Prepaid Media	270	158
Government authorities	138	136
Deferred issuance cost	29	82
	856	639

NOTE 5 - PROPERTY AND EQUIPMENT, NET:

	December 31,
	2015	2014
	$ in thousands

Cost:
Computers and peripheral equipment	2,897	866
Electronic devices	59	36
Leasehold improvements	61	61
Office furniture and equipment	73	54
	3,090	1,017

	December 31,
	2015	2014
	$ in thousands
Accumulated depreciation:
Computers and peripheral equipment	663	162
Electronic devices	12	5
Leasehold improvements	19	13
Office furniture and equipment	7	3
	701	183
Depreciated cost	2,389	834

Depreciation expenses were $518 thousand and $75 thousand for the years ended December 31, 2015 and 2014, respectively.

NOTE 6 - INTANGIBLE ASSETS, NET:

On June 17, 2015, for the purpose of expanding into new markets, the Company signed a share purchase agreement with GKFX Financial Services Limited ("GKFX") to purchase all of its outstanding shares. GKFX operates as a foreign exchange brokerage business, and holds a corresponding Type 1 Financial Instruments Business Registration under the Financial Instruments and Exchange Act. GKFX is also in the process of obtaining a Japanese regulatory license to offer online binary options products and services. The aggregate purchase price for all outstanding shares in GKFX was $400 thousand, plus the immaterial value of net assets of GKFX amounting to $125 thousand on the closing date, which was July 3, 2015. $400 thousand of the total purchase price was attributed to license which is amortized for a period of 10 years using the straight line method. Amortization expenses for the year ended December 31, 2015 amounted to $20 thousand.

In addition, the Company has incurred amortization expenses for the year ended December 31, 2014 of $39 due to the purchase of a software platform from Venice Technologies Ltd. in May 2011.

EZTD INC.

NOTE 7 - OBLIGATION TO CUSTOMERS:

Client obligations consist of funds held in segregated accounts on behalf of clients. Deposits made by customers are considered and recorded as an obligation of the Company to its customers. Customers are entitled to withdraw funds held on their behalf.

According to regulatory requirements in Cyprus for European traders, the Company must hold funds in excess of client obligations. Funds consist of cash, segregated client cash accounts, restricted cash and receivables from credit card companies. As of December 31, 2015 the Company met these requirements.

The Company measures the provision for bonuses in accordance with ASC 450 – Contingencies.

NOTE 8 – ACCOUNTS PAYABLE:

	December 31,
	2015	2014
	$ in thousands

Trade Payables	698	442
Affiliates - trading traffic providers	537	601
	1,235	1,043

NOTE 9 - ACCRUED EXPENSES AND OTHER ACCOUNTS PAYABLE:

	December 31,
	2015	2014
	$ in thousands

Accrued expenses to suppliers and others	1,083	1,286
Employees and wage-related liabilities	793	544
Related Parties	33	103
	1,909	1,933

NOTE 10 - SHORT-TERM LOAN:

On November 24, 2015, the Company entered into a short-term loan agreement pursuant to which the lender loaned the Company the principal amount of $563 thousand, unsecured loan bearing interest calculated on a monthly basis of 2.5% per month. The Company was required to pay the loan (together with all accrued interest, charges, fees, costs and expenses due under the agreement), one month from the date of drawdown of the loan. Under the agreement, the Company may delay the repayment of the principal amount, and the loan will continue to accrue monthly interest. As of January 15, 2016, the loan was repaid in full. See also note 17(A).

EZTD INC.

NOTE 11 - CONVERTIBLE LOANS:

A.	On October 29, 2013, the Company entered into a Convertible Loan Agreement, pursuant to which, the lenders loaned the Company $1.391 million. The loan is indexed to the Euro and bears an annual interest of 10% to be repaid in one lump sum with the loan principal upon the lapse of one year as of the closing date. The lenders may convert the loan into the Company’s common stock on each of the dates falling upon: (1) the lapse of 6 months after the closing date, and (2) the lapse of 1year from the closing date. The loan is convertible into "Conversion Units" which in total include 7,224,777 (in fixed dollar conversion price and fixed Euro – Dollar currency exchange rate) common shares of the Company, and warrants exercisable into 722,478 common shares of the Company each at a strike price of $0.19078 for a period of 18 months after issuance. The lenders are entitled to require that the loan shall be repaid upon the lapse of 6 months after the closing date, by delivering a written notice to the Company at least 21 days prior to such date, and in such case the Company is required to repay the loan (principal and interest accrued until such date) on such earlier date. During 2014 the lenders and the Company agreed to extend the payment date to October 29, 2015 under the same terms, and then, after the repayment of $96,610 in yearly interest and $7 thousand in principal, the parties agreed to further extend the payment date until October 29, 2016 with a yearly interest rate of 8%.

The Company recorded issuance costs of approximately $73 thousand, which are amortized using the effective interest rate of the loan over the loan period. As of December 31, 2015, all the issuance costs were recorded in the Statements of Operations.

As of December 31, 2015, the outstanding loan (indexed to the Euro) as presented in the balance sheet amounted to $1.095 million.

On February 16, 2016, one of the lenders under the convertible loan agreement dated October 29, 2013, elected to convert $275 thousand into 1,443,862 shares of common stock of the Company and 144,386 warrants at an exercise price of $0.19078 per share. See also note 17(C).

The Company has determined that the convertible loan does not fall within the scope of ASC 480-10. The embedded conversion feature and the prepayment clause should not be bifurcated in accordance with ASC 815. In addition, the Company followed ASC 470-20 to determine whether a beneficial conversion feature exists at loan inception and came to the conclusion that a beneficial conversion feature should not be recognized.

B.	On February 13 and 27, 2014, the Company entered into a convertible loan agreement with some of its shareholders and new investors, pursuant to which it borrowed an aggregate amount of $2.8 million. The loans are convertible into a total of 7,963,542 (in fixed dollar conversion price and fixed Euro – Dollar currency exchange rate) common shares of the Company. Some of the loans are indexed to the Euro, and all of the loans bear interest at an annual rate of 10%. The Company shall repay the loan amounts and interest, in one lump sum, on the final repayment day, which is 12 months after the applicable closing date or, if extended by the lender, 24 months from the applicable closing date.

The Company recorded issuance costs of approximately $154 thousand, which are amortized using the effective rate of the loan over the loan period. As of December 31, 2015, all the issuance costs were recorded in the Statements of Operations.

In 2015, the Company repaid $408 thousand of the February 2014 loans and $364 thousand of the February 2014 loans were converted into 1,040,586 of shares of common stock. The remaining $2 million in loans were extended for one additional year to be repaid with interest in February 2016, in consideration of the issuance of an additional 1,285,714 warrants at an exercise price of $0.35 per share. As of March 24, 2016 this loan remains outstanding and another extension of the loan is currently being negotiated, See also note 17(D).

As of December 31, 2015, the outstanding loan balance amounted to $1.904 million.

EZTD INC.

NOTE 11 - CONVERTIBLE LOANS (Cont.):

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

C.	In December 2014, the Company entered into a convertible loan agreement with lenders, according to which, the lenders will provide a loan in the amount of $923 thousand. The loan is indexed to the Euro and matures in December 2015, and bears an annual interest of 10% to be repaid in a lump sum on such maturity date. This loan is convertible into "Conversion Units" which in total include 4,835,413 (in fixed dollar conversion price and fixed Euro – Dollar currency exchange rate) shares of common stock, and warrants exercisable into 2,417,706 shares of common stock each at an exercise price of $0.19078 for a period of 5 years after issuance.

The Company recorded issuance costs of approximately $62 thousand, which are amortized using the effective rate of the loan over the loan period. As of December 31, 2015, all the issuance costs were recorded in the Statements of Operations.

In 2015, $206 thousand (consisting of principle in the amount of $187 thousand and related accrued interest amounted of $19 thousand, as agreed with the lenders at the time of payment) of the December 2014 loans were converted into 1,077,975 of shares of common stock and 489,988 warrants at an exercise price of $0.19078 per share, and $453 thousand of loans were extended for one additional year to be repaid in December 2016 with a yearly interest rate of 8%. The remaining $283 thousand in loans were repaid by the Company in 2016. See also note 17(A).

As of December 31, 2015, the outstanding loan balance amounted to $652 thousand.

The Company has determined that the convertible loan does not fall within the scope of ASC 480-10. The embedded conversion feature and the extension clause should not be bifurcated in accordance with ASC 815. In addition, the Company followed ASC 470-20 to determine whether a beneficial conversion feature exists at loan inception and came to the conclusion that a beneficial conversion feature should not be recognized.

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

As of December 31, 2015, the outstanding loan balance amounted to $963 thousand.

In accordance with ASC 470 "Debt", the Company allocated the total proceeds between the loan and the warrants based on their relative fair value at the closing date. The Company analyzed the warrants issued and concluded that they meet the definition of an equity instrument.

The discount arising from this allocation amounted to $65 thousand at the closing and is being amortized using the interest method over the term of loan. As of December 31, 2015, the unamortized discount amounted to $37 thousand.

The Company recorded issuance costs of $50 thousand, which are amortized over the loan period. As of December 31, 2015, the unamortized issuance costs of $29 thousand were presented in other current assets.

EZTD INC.

NOTE 12 - COMMITMENTS AND CONTINGENT LIABILITIES:

Lease commitments:

Israel:

In December 2013, the Company signed an amendment to the existing lease agreement pursuant to which the monthly rent would be $6 thousand from January 2014 to January 2015. On April 2014, the Company signed an amendment to the existing lease agreement pursuant to which the Company would rent office space of approximately 848 square meters for a monthly rent of approximately $9 thousand per month for the period from April 2014 to January 2015. In addition, the Company paid monthly fees of $4 thousand in building maintenance expenses. In February 2015, the Company signed an extension to the lease agreement through December 2016 for monthly rent payments of $10 thousand.

Cyprus:

The Company’s Cyprus location consists of approximately 110 square meters of leased office space, and the rent is approximately $1 thousand per month. The term of the current lease expired on October 31, 2015 and the Company exercised its option to extend the lease for an additional two years with an annual increase in rent of 7%. The extension will expire on October 31, 2017.

Japan:

Japan location consists of approximately 165 square meters of leased office space, and rent payments are $4 thousand per month, which payments include management fees. The term of the current lease is due to expire on June, 2016.

Future minimum commitments under non-cancelable operating leases as of December 31, 2015 are as follows:

Rental of
Year ending December 31,	premises
$ in thousands
2016	157
2017	10
167

Total rent and related expenses for the year ended December 31, 2015 and 2014 were $212 thousand and $177 thousand, respectively.

Contingencies

1.	In October 2015, CYSEC imposed a fine of $382 thousand against the Company. The fine was imposed pursuant the Investment Services and Activities and Regulated Markets Law of 2007, as in force, for non-compliance with several provisions of such law. A full provision has been recorded in the consolidated financial statements.

2.	Between November 20, 2014 and December 22, 2014, the Company’s authorization from the Cyprus Securities and Exchange Commission (“CYSEC”) was temporarily suspended due to a shortfall in client funds. The shortfall was due to the fact that CCB, in which the Company had deposits of $4.2 million ceased operations in June 2014 and was subsequently declared bankrupt in November 2014. Upon the additional injection of approximately $1 million, sourced from a convertible loan received from new and existing investors on December 5, 2014, in order to meet client obligations, CYSEC decided to withdraw the suspension.

3.	On June 17, 2015, Feyenoord Rotterdam N.V. (“Feyenoord”) instituted an arbitration proceeding against the Company before the Netherlands Arbitration Institute in Rotterdam, the Netherlands. The proceeding relates to a strategic partnership agreement between the parties which was terminated by the Company on September 28, 2015. Pursuant to the agreement, the Company had to pay Feyenoord, a professional football club, a total of €1,025,000 over a three-year period. Feyenoord alleges that the Company's termination of the agreement constitutes an anticipatory breach under article 6:80, paragraph 1(b) of the Dutch Civil Code and seeks all remuneration due under the agreement. The arbitration proceeding has been completed and we are currently waiting for the arbitration decision, which is anticipated in the next two months.

4.	Wells Notice - On January 11, 2016, the Company received a written "Wells Notice" from SEC staff (the "Staff") indicating its preliminary determination to recommend that the SEC file an action against the Company for violations of certain federal securities laws primarily related to its binary options platform. A Wells Notice is neither a formal allegation of wrongdoing nor a finding that any violations of law have occurred. Rather, it provides the Company with an opportunity to respond to issues raised by the Staff and offer its perspective prior to any Commission decision to institute proceedings. If the Staff makes a recommendation to the SEC to file an action against the Company, the recommendations may involve a civil injunctive action, public administrative proceeding, and/or cease-and-desist proceeding. The SEC may also seek remedies that include an injunction and/or cease and desist order, disgorgement, pre-judgment interest, and civil money penalties. On February 3, 2016, the Company submitted a written submission to the Staff setting forth reasons why the proposed enforcement should not be filed. At this time the Company is unable to predict the outcome of the investigation, any potential enforcement actions or any other impact on the Company that may arise as a result of such investigation.

EZTD INC.

NOTE 13 - EQUITY:

Shareholders’ rights:

A.	Shares of common stock confer upon its holders the right to elect directors and to receive notice to participate and vote at meetings of shareholders of the Company, and the right to receive dividends, if and when declared. The Company's shareholders approved an amendment to the amended Certificate of Incorporation of the Company to increase the number of authorized shares of its common stock from 150,000,000 shares, par value $0.001 per share, to 300,000,000 shares, par value $0.001 per share. See also note 17(E).

B.

In May 2014, the Company entered into a share purchase agreement with certain investors, pursuant to which the Company issued 7,880,000 shares of common stock for a total consideration of $3.940 million, and warrants to purchase 788,000 shares of common stock at an exercise price per share of $0.50. These warrants expire in November 2019. The net proceeds from the sale of shares and issuance of warrants amounted to $3.718 million and were recorded in equity. The transaction closed on June 6, 2014. The total consideration of $3.940 million from this transaction was deposited in CCB in Bulgaria (see also note 1(C)). Transaction costs of approximately $20 thousand were recorded as a deduction from prepayment on account of shares.

C.	In November 2014, several investors exercised 379,000 warrants in consideration of $38 thousand of cash. The Company issued 379,000 shares to these investors.

D.	In March 2015, several investors exercised 7,605,469 warrants into shares of common stock, for which the Company received $733 thousand in cash. As an incentive to exercise the warrants being held by such investors, the Company issued those investors 15,210,938 fully vested warrants (for no additional consideration) at an exercise price of $0.19078 per share, for a period of 5 years commencing 6 months after the date of the issuance of the warrants. At the date these warrants were issued, the total fair value of the warrants amounted to $1.2 million, measured by using the Black-Scholes model and applying the following assumptions: expected life period of 5 years, share price of $0.15, interest risk free rate of 1.65%, and volatility rate of 70%. By applying the rationale from ASC 470-20-40: Recognition Of Expense Upon Conversion, the $1.2 million fair value of the issued warrants was recorded as financial expenses against additional paid in capital.

E.	In March 2015, the Company entered into a securities purchase agreement with an investor pursuant to which the Company issued to the investor 262,082 shares of common stock of the Company at a price of $0.19078 per share.

F.	In April 2015, in connection with an extension to the February 2014 loan agreement, the Company issued an additional 1,285,714 warrants at an exercise price of $0.35 per share. In addition, the Company granted 8,580,000 options to employees, board members and consultants in accordance to the terms and conditions of the Company's 2004 Global Share Option Plan. The Company also entered into a securities purchase agreement with an investor pursuant to which the Company issued to the investor 3,794,947 shares of common stock and 1,138,484 warrants at an exercise price of $0.19078 per share for a total consideration of $724 thousand.

G.	In June 2015, the Company entered into a securities purchase agreement with two investors, pursuant to which the Company issued to the investors a total of 1,179,370 shares of the Company’s common stock and 353,811 warrants at an exercise price of $0. 19078 per share, for a total consideration of $225 thousand.

H.

In December 2015, $206 thousand of the December 2014 loans (consisting of principle in the amount of $187 thousand and related accrued interest of $19 thousand) were converted into 1,077,975 shares of common stock and 489,988 warrants at an exercise price of $0. 19078 per share.

EZTD INC.

NOTE 13 - EQUITY (Cont.):

In addition, the Company granted 1,000,000 warrants to the chairman of the Board of Directors of the Company at an exercise price of $0.25 per share, in connection with which the Company recorded $46 thousand as a stock-based compensation expense.

The Company also granted 1,000,000 warrants to an intermediary broker at an exercise price of $0.3 per share, and entered into a securities purchase agreement with an investor pursuant to which the Company issued to the investor 6,400,000 shares of the Company’s common stock at a price of $0.25 per share, corresponding to an aggregate purchase price of $1.6 million, which was received by the Company on December 10, 2015.

Warrants to purchase common stock:

The Company accounted for these warrants as equity instruments based on the guidance of ASC 815, "Derivatives and Hedging", ASC 480-10, "Distinguishing Liabilities from Equity", its related FASB staff positions, ASC 815-40 "Contracts in Entity's Own Stock" and the AICPA Technical Practice Aid for accounting for preferred shares and warrants, including the roadmap for accounting for freestanding financial instruments indexed to, and potentially settled in, a company's own stock.

Significant terms of warrants to purchase common stock are as follows as of December 31, 2015:

Expiration Date	Warrants for common stock	Exercise price per share
		$

June 2016	2,707,031	0.08
June 2016	859,044	0.10
August 2016	9,175,000	0.08
December 2017	1,000,000	0.25
December 2017	1,000,000	0.30
June, 2019	788,000	0.50
January, 2020	625,000	0.19
February, 2020	625,000	0.19
February, 2020	1,285,714	0.35
March, 2020	13,375,000	0.19
April, 2020	1,349,422	0.19
May, 2020	625,000	0.19
June, 2020	353,811	0.19
July, 2020	1,572,492	0.19
December, 2020	489,988	0.19
	35,830,502

I.	Stock option plans:

1.	On November 23, 2004, the Company adopted the 2004 Global Share Option Plan (the “2004 Global Share Option Plan”). The 2004 Global Share Option Plan is intended to provide incentives to employees, directors and consultants by providing them with opportunities to purchase shares of the Company’s common stock. Under the terms of the 2004 Global Share Option Plan, it is effective as of November 23, 2004 and terminates at the end of ten years from such date, which has been extended for additional ten years expiring in 2024. The Company initially reserved 5,000,000 authorized but unissued shares of its common stock to be issued under the 2004 Global Share Option Plan. On May 4, 2006, April 15, 2012, September 13, 2012, July 15, 2014 and December 31, 2015, the Company’s Board of Directors approved amendments to its 2004 Global Share Option Plan under which the number of shares reserved by the Company for the purpose of the 2004 Global Share Option Plan were increased from 5,000,000 to 8,000,000, 16,000,000, 20,000,000, 30,000,000 and 35,000,000 respectively. The exercise price of the options granted under the plans may not be less than the nominal value of the shares into which such options are exercised. The options vest primarily over three years. Any options that are forfeited or not exercised before expiration become available for future grants.

EZTD INC.

NOTE 13 - EQUITY (Cont.):

I.	Stock option plans (Cont.):

2.	A summary of the Company’s share option activity to employees and directors and related information is as follows:

	Year ended December 31,
	2015		2014
		Weighted		Weighted
		average		average
	Number	exercise	Number	exercise
	of options	price	of options	price
		$		$
Outstanding at the beginning of the year	28,603,000	0.18	12,915,261	0.27
Granted*	8,580,000	0.47	17,660,000	0.11
Exercised	(150,000)	0.10	(10,000)	0.10
Forfeited	(2,436,291)	0.27	(1,214,670)	0.10
Expired	(4,070,376)	0.10	(747,591)	0.46

Outstanding at the end of the year	30,526,333	0.27	28,603,000	0.18
Options exercisable at the end of the year	20,664,667	0.15	14,268,833	0.10

Weighted-average fair value of options granted during the year	$0.04		$0.25

* Does not included 1,000,000 warrants that were granted to the chairman of the Board of Directors of the Company at an exercise price of $0.25 per share, in connection with which the Company recorded $46 thousand as stock-based compensation.

3.	The Company granted options in 2014 and 2015. The fair value of each option granted is estimated on the date of grant, using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0% for 2015 and 2014; expected volatility: 2015 - 70%, 2014 - 84%; risk-free interest rate 2015 - 1.65%, 2014- 1.5%; expected life: 2014 - 4 years, 2014 - 3.5 years. There was no intrinsic value for options outstanding during 2015 and 2014 as the market price of the share was less than the exercise price.

EZTD INC.

NOTE 13 - EQUITY (Cont.):

I.	Stock option plans (Cont.):

4.	The Company is required to assume a dividend yield as an input in the Black-Scholes option-pricing model. The dividend yield assumption is based on the Company’s historical experience and expectation of future dividend payouts and may be subject to change in the future. The Company uses historical volatility in accordance with FASB ASC Topic 718, “Stock Compensation”. The computation of volatility uses volatility derived from similar traded companies. The risk-free interest rate assumption is the implied yield currently available on U.S. Treasury zero coupon bonds, issued with a remaining term equal to the expected life term of the Company’s options. Pre-vesting forfeiture rates were estimated based on pre-vesting forfeiture experience. The Company uses the simplified method to compute the expected option term for options granted. The options outstanding as of December 31, 2015, have been classified by ranges of exercise price, as follows:

	Options outstanding as of	Weighted average remaining	Options exercisable as of
	December 31,	contractual	December 31,
Exercise price	2015	life	2015
$		(years)

0.06	1,000,000	2.71	1,000,000
0.10	20,696,333	2.90	16,012,167
0.20	1,000,000	3.50	500,000
0.35	1,050,000	1.75	525,000
0.50	6,780,000	4.25	1,627,500
	30,526,333		19,664,667

NOTE 14 - FINANCIAL EXPENSES, NET:

	Year ended December 31
	2015	2014
	$ in thousand

Grant of warrants	1,289	-
Interest, bank charges and fees, net	785	607
Fees to credit card companies	682	376
Forward derivative	57	-
Foreign currency exchange differences	(25)	458
	2,788	1,441

NOTE 15 - TAXES ON INCOME:

A.	Loss before taxes on income:

	Year ended December 31,
	2015	2014
	$ in thousand

Domestic	5,240	8,016
Foreign	914	926
	6,154	8,942

EZTD INC.

NOTE 15 - TAXES ON INCOME (Cont.):

B.	Deferred income taxes:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company and its subsidiaries’ deferred tax assets are as follows:

	Year ended December 31
	2015	2014
	$ in thousands

Operating loss carry-forwards and temporary differences	25,747	20,700
Deferred tax asset before valuation allowance	8,389	7,723
Valuation allowance	(8,389)	(7,723)
Net deferred tax asset	-	-

As of December 31, 2015, the Company and its subsidiaries have provided valuation allowances of $8.389 million in respect of deferred tax assets resulting from tax loss carry-forwards and other temporary differences. Management currently believes that it is more likely than not that the deferred tax regarding the loss carry-forwards and other temporary differences will not be realized in the foreseeable future. The change in valuation allowance was $666 thousand in 2015.

C.	Net operating losses carry-forwards:

The Company had accumulated losses for tax purposes as of December 31, 2015, in the amount of approximately $25.736 million of which approximately $19.579 million was incurred in the United States and is limited to a period of 20 years. The remaining loss of approximately $6.157 million was incurred in Israel and the loss carry forward is not limited and may be carried forward and offset against taxable income.

D.	Tax rates on Israeli subsidiary:

On July 30, 2013, the Israeli parliament approved the Bill for the Change of National Priorities (Legislation Amendments for Achieving the Budget Targets for the years 2013 and 2014) (hereinafter: the "Law"). The main change included in the Law with respect to taxation is an increase of corporation tax by 1.5% from 2014 onwards (from 25% to 26.5%). Therefore, the Israeli corporate tax rate was 26.5% in 2015 and in 2014.

E.	A reconciliation between the effective and statutory tax rate:

The main reconciling items between the statutory tax rate of the Company and the zero effective tax rate are the non-recognition of the benefits from accumulated net operating carry-forward losses among the various subsidiaries due to the uncertainty of the realization of such tax benefits.

F.	Income taxes on non-U.S. subsidiaries:

Non-U.S. subsidiaries are taxed according to the tax laws in their respective country of residence. U.S. income taxes and foreign withholding taxes were not provided for on undistributed earnings of the Company's foreign subsidiaries. The Company intends to reinvest these earnings indefinitely in its foreign subsidiaries. If these earnings were distributed to the U.S. in the form of dividends or otherwise, the Company would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes.

G.	Uncertain tax position:

The Company has recorded no liability for income taxes associated with unrecognized tax benefits as of December 31, 2015 and 2014.

EZTD INC.

NOTE 16 - RELATED PARTIES:

Transactions	Year ended December 31,
	2015	2014
	$ in thousands
Stock-based compensation	1,092	956
Management fees (1), salaries (2), and bonuses (3)	1,523	1,087
	2,615	2,043

Balances	December 31,
	2015	2014
	$ in thousands
Accrued fees and bonuses	33	103

(1)	Management fees of $254 thousand for 2015 and 2014 paid to the Company’s CEO.
(2)	Salaries paid to the Company’s CEO and Media Manager in the amount of $140 thousand and $78 thousand for 2015, respectively. Salaries paid to the Company’s CEO and Media Manager in the amount of $124 thousand and $72 thousand for 2014, respectively. Fees of $279 thousand and $177 thousand to the Company’s directors for 2015 and 2014, respectively.
(3)	Bonus paid to Company’s CEO for 2015 in the amount of $346 thousand which is equal to 1.25% of total net deposits, and for 2014 in the amount of $279 thousand. Bonus paid to Company’s Media Manager in the amount of $426 thousand and $181 thousand for 2015 and 2014, respectively, which is equal to $8 for each first-time deposit.

NOTE 17 - SUBSEQUENT EVENTS:

A.	On January 15, 2016 the Company repaid the November 2015 short-term loan plus interest in the amount of $592 thousand in addition to the repayment of $283 thousand due under the December 2014 loan.

B.	On January 29, 2016, the Company entered into a convertible loan agreement pursuant to which the lender loaned the Company the principal amount of $1.435 million. The loan matures in January 2017, and bears an annual interest rate of 12%, to be paid together with the outstanding principal in one lump sum. The loan is convertible into 7,499,004 shares of common stock of the Company upon either: (i) the Company's election to convert all or part of the principal amount of the Loan outstanding at such time, including any accrued and unpaid interest into the converted common stock (or a pro rata portion thereof in case of partial conversion) (ii) the occurrence of an event of default under the convertible loan agreement.

C.	On February 16, 2016, one of the lender under the Convertible Loan Agreement dated October 29, 2013, elected to convert $275 thousand into 1,443,862 (in fixed dollar conversion price and fixed Euro – Dollar currency exchange rate) shares of common stock of the Company.

D.	As of March 24, 2016, the February loans remain outstanding and another extension of the loan is currently being negotiated

EZTD INC.

NOTE 17 - SUBSEQUENT EVENTS (Cont):

E.	On February 11, 2016, the Company's Board of Directors and stockholders approved (1) an amendment to our Certificate of Incorporation to reduce the Company’s authorized Common Stock from 300,000,000 shares, with a par value of $0.001 per share, to 10,000,000 shares with a par value of $0.03 per share (the “Amendment”), and (2) a 1-for-30 reverse stock split of the Company’s issued and outstanding shares of Common Stock, such that each 30 shares of Common Stock held by stockholders of record on or about April 7, 2016 will be combined into one share of Common Stock, except to the extent that such actions result in any of the Company’s stockholders holding a fractional share of Common Stock (in which instance, because such stockholder’s number of shares is not evenly divisible by the 30:1 ratio, such stockholder will be automatically entitled to receive an additional fraction of a share of common stock to round up to the next whole share) (the “Reverse Stock Split”).

F.	On January 5, 2016, the Israeli government published a law to amend the Income Tax Ordinance (No. 216) - 2016. According to the new law, there will be a decrease of corporation tax by 1.5% from 2016 onwards. Hence, there will be a decrease in the tax rate from 26.5% to 25%.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EZTD INC.

Dated: March 24, 2016	By:	/s/ Shimon Citron
Shimon Citron Chief Executive Officer

Dated: March 24, 2016	By:	/s/ Itai Loewenstein
Itai Loewenstein Chief Financial Officer

45