Form 10-Q
period 2016-03-31
EZTD Inc
filed 2016-05-17
CIK 1175442

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended March 31, 2016

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

Yes ☐   No ☒

As of May 16, 2016, the registrant had 3,863,260 shares of common stock outstanding.

When used in this quarterly report, the terms “EZTD,” “the Company,” “we,” “our,” and “us” refer to EZTD Inc., a Delaware corporation.

EZTD INC.

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2016

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Quarterly Report on Form 10-Q, including in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere herein, that are not historical facts are “forward-looking statements”. The business and operations of EZTD are subject to substantial risks, which increase the uncertainty described in the forward-looking statements contained in this Quarterly Report on Form 10-Q. Such forward-looking statements may be identified by, among other things, the use of  forward-looking terminology such as “believes,” “intends,” “plan,” “expects,” “may,” “will,” “should,” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. In particular, our statements regarding future financings, possible NASDAQ listing, and the potential growth of our markets and business outlook are examples of such forward-looking statements. The forward-looking statements include risks and uncertainties, including, but not limited to, our future growth being dependent upon the success of our business activity in the field of binary options and other factors, including future financings, and general economic conditions and regulatory developments, not within our control. Further information on potential factors that could cause actual results and developments to be materially different from those expressed in or implied by such statements is described in Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015 (our “Form 10-K”), and expressed from time to time in our filings with the Securities and Exchange Commission (the “SEC”). The forward-looking statements are made only as of the date of this filing, and, except as required by law, we undertake no obligation to update such forward-looking statements to reflect subsequent events or circumstances. Readers are also urged to carefully review and consider the various disclosures we have made in this Quarterly Report on Form 10-Q and our other filings with the SEC, including our Form 10-K.

1

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

EZTD INC.

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF MARCH 31, 2016

U.S. DOLLARS

UNAUDITED

2

CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. Dollars (in thousands)

	March 31, 2016	December 31, 2015
	Unaudited
ASSETS

CURRENT ASSETS:
Cash & cash equivalents	2,275	-
Segregated client cash accounts	3,330	1,501
Restricted cash	59	42
Receivable from credit card companies	1,106	1,874
Other current assets	2,416	856
Total current assets	9,186	4,273

NON-CURRENT ASSETS:

Property and equipment, net	3,000	2,389
Intangible assets, net	370	380

Total non-current assets	3,370	2,769

Total assets	12,556	7,042

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. Dollars (in thousands, except share and per share data)

		March 31, 2016	December 31, 2015
	Note	Unaudited
LIABILITIES AND EQUITY CURRENT LIABILITIES:
Short term loan		-	594
Obligation to customers		4,354	3,922
Financial liabilities		82	109
Convertible loans	4	5,653	4,943
Accounts payable		1,689	1,235
Accrued expenses and other accounts payable		2,814	1,909
Total current liabilities		14,592	12,712

LONG TERM LIABILITIES:
Accrued severance pay, net		199	230
Total liabilities		14,791	12,942

EQUITY (DEFICIT):	6
Common stock of $ 0.03 par value:
Authorized: 10,000,000 shares at March 31, 2016 and December 31, 2015; Issued and outstanding: 3,863,260 shares at March 31, 2016 and December 31, 2015		116	116
Prepayment on account of shares		6,631	-
Additional paid-in capital		35,281	34,875
Accumulated deficit		(44,263)	(40,891)

Equity (deficit)		(2,235)	(5,900)
Total liabilities and equity		12,556	7,042

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

U.S. Dollars (in thousands, except share and per share data)

	Three months ended
	March 31, 2016	March 31, 2015
	Unaudited
Revenues	7,044	7,143
Operating expenses:
Sales and marketing	6,846	5,223
General and administrative	2,024	750
Research and development	424	413
Stock-based compensation	373	457
Total operating expenses	9,667	6,843
Operating income (loss)	(2,623)	300
Financial expenses, net	(749)	(1,552)
Net loss before taxes on income	(3,372)	(1,252)
Taxes on income	-	-
Net loss attributable to the Company	(3,372)	(1,252)
Total basic net loss per share	(0.87)	(0.40)
Weighted average number of common stock used in computing basic net loss per share	3,863,260	3,159,825

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. Dollars (in thousands)

	Three months ended
	March 31, 2016	March 31, 2015
	Unaudited	Unaudited
Cash flows from operating activities:
Net loss	(3,372)	(1,252)
Adjustments required to reconcile net loss to net cash used in operating activities:
Stock-based compensation	373	457
Depreciation and amortization	215	87
Fair value of warrants granted	33	1,279
Accrued interest and amortization of discount and exchange differences of loans	294	(200)
Decrease (increase) in receivables from credit card companies	768	(23)
Decrease (increase) in other current assets	(560)	49
Increase (decrease) in accounts payable	454	(61)
Increase (decrease) in obligation to customers and other payables	1,301	(753)
Increase (decrease) in financial liabilities	(27)	361
Increase (decrease) in severance pay, net	(31)	42
Increase (decrease) in related parties payables	36	(36)
Net cash used in operating activities	(516)	(50)

Cash flows from investing activities:
Purchase of property and equipment	(816)	(345)
Increase in segregated client cash accounts	(1,829)	(25)
Increase in restricted cash	(18)	(149)
Net cash used in investing activities	(2,663)	(519)

Cash flows from financing activities:
Issuance of shares and warrants	-	65
Prepayment on account of shares	4,848	734
Proceeds received from convertible loans	1,436	-
Repayment of short-term loan	(578)	-
Repayment of convertible loans	(252)	-
Net cash provided by financing activities	5,454	799

Increase in cash and cash equivalents	2,275	230
Cash and cash equivalents at the beginning of the period	-	-

Cash and cash equivalents at the end of the period	2,275	230

Supplemental disclosure of cash flows information:

Interest paid	96	11
Conversion of convertible loan to prepayment on account of shares	783	364
Receivable on account of shares	1,000	-

The accompanying notes are an integral part of the condensed consolidated financial statements.

EZTD INC.

Notes to CONDENSED Consolidated Financial Statements

NOTE 1: GENERAL:

A.	EZTD Inc. (“the Company”) was incorporated in April 2002 under the laws of the State of Nevada. On June 3, 2015, the Company reincorporated in Delaware. The Company is engaged in offering online trading of binary options. The Company’s shares were quoted on the OTCQB Marketplace in the United States under the symbol “EZTD” from 2010 until August 2013, when the Company terminated its registration under the Securities Exchange Act of 1934, as amended, and as a result the Company’s shares were quoted on the OTC Pink. The Company filed with the Securities and Exchange Commission (“SEC”) a Form-10, which became effective and on August 31, 2015 and on October 30, 2015 the Company was officially quoted again in the OTCQB Marketplace. On December 30, 2015, the Company upgraded to be officially quoted in the OTCQX Marketplace.

The Company conducts its operations and business with and through its active wholly-owned subsidiaries, (a) Win Global Markets Inc. (Israel) Ltd., an Israeli company, (b) WGM Services Ltd., a company registered in Cyprus (“WGM”), (c) EZ Invest Securities Ltd., a Japanese corporation, (d) SCGP Investments Limited, a Belizean company, and (e) EZ Trader, Ltd, a company registered in Vanuatu. On January 26, 2015, the Company changed its name from EZ Trader, Inc. to EZTD Inc.

B.	The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered losses from operations and negative cash flows from operations since inception. For the three months ended March 31, 2016, the net loss attributable to the Company was $3.372 million and the negative cash flows from operations were $516 thousand. As of March 31, 2016, the Company’s obligations to customers amounted to $4.354 million, while current assets were $9.186 million. Customers may withdraw their deposits upon demand. According to regulatory requirements in Cyprus, WGM is required to maintain capital of at least €730 thousand and have funds exceeding client obligations. Funds consist of cash, segregated client cash accounts, restricted cash and receivables from credit card companies. Despite its negative cash flows, the Company has been able to secure financing to support its operations to date based on share issuances and loans. The Company plans to seek additional funds from equity issuances in order to continue its operations and to leverage its binary options business. Although there is a substantial doubt that the Company will continue as a going concern, the consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The interim condensed consolidated financial statements incorporate the financial statements of the Company and all of its subsidiaries. All intercompany balances and transactions have been eliminated on consolidation.

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

EZTD INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Cont.):

Recently Issued Accounting Pronouncements:

In March 2016, the Financial Accounting Standard Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2016-09, “Improvements to Employee Share-Based Payment Accounting”, which revises the guidance in ASC 718, Compensation - Stock Compensation, and will change how companies account for certain aspects of share-based payments to employees, including the income tax impact, classification on the statement of cash flows and forfeitures. The guidance is effective for reporting periods (interim and annual) beginning after December 15, 2017, for public companies. Early adoption is permitted. The Company is currently assessing the potential impact of this ASU on its consolidated financial position and results of operations.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”, which establishes the principles to report transparent and economically neutral information about the assets and liabilities that arise from leases. This guidance results in a more faithful representation of the rights and obligations arising from operating and capital leases by requiring lessees to recognize the lease assets and lease liabilities that arise from leases in the statement of financial position and to disclose qualitative and quantitative information about lease transactions, such as information about variable lease payments and options to renew and terminate leases. This guidance is effective prospectively for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. The new guidance must be adopted using a modified retrospective approach. The Company is currently assessing the impact of this guidance.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial statements – Going concern (subtopic 205-40), Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern”. The new standard provides guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. ASU 2014-15 applies prospectively to annual periods ending after December 15, 2016, and to annual periods thereafter. Early application is permitted. The Company is currently evaluating the impact of the adoption of ASU 2014-15 on its consolidated financial statements.

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

EZTD INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - FAIR VALUE MEASUREMENT (Cont.):

Items carried at fair value as of March 31, 2016 and December 31, 2015 are classified in the table below in one of the three categories described above.

	Fair value measurements using input type
	March 31, 2016
	U.S. Dollars (in thousands)
	Level 1	Level 2	Level 3	Total
Cash & cash equivalents	2,275	-	-	2,275
Segregated client cash accounts	3,330	-	-	3,330
Restricted cash	59	-	-	59
Financial liabilities	-	-	(82)	(82)
	5,664	-	(82)	5,582

The Company measures changes in the fair value of “long term options” (classified as financial liabilities) through profit or loss using valuation techniques.

Total gain for the period recognized in earnings amounted to $516 thousand and total unrealized gain related to those financial liabilities at the end of the period recognized in earnings amounted to $124 thousand. All instruments were issued during the period and no transfers took place into or out of Level 3 during the period.

The following table summarizes the Level 3 Roll-Forward:

	Financial liabilities as of December 31, 2015	Net realized / unrealized gain	Issuance	Transfers out of (into) Level 3	Settlements (realized gain)	Financial liabilities as of March 31, 2016	Unrealized gain- still held
	U.S. Dollars (in thousands)

Derivative options based on commodities	(5)	26	(25)	-	20	(4)	6

Derivative options based on exchange differences	(23)	108	(102)	-	82	(17)	26

Derivative options based on equity shares	(81)	382	(362)	-	290	(61)	92

Total	(109)	516	(489)	-	392	(82)	124

EZTD INC.

NOTES TO CONDENSED CONSOLIDATED Financial Statements

NOTE 3 - FAIR VALUE MEASUREMENT (Cont.):

This fair value measurement of the derivatives in the table above is based on significant unobservable inputs (other than quoted prices in active markets that are observable for liability) and thus represent a Level 3 measurement within the fair value hierarchy. The key inputs used in measuring the fair value of financial liabilities depend upon the type of derivative and the nature of the underlying instrument, and include: risk-free interest rates, quoted foreign exchange rates, quoted market prices, contractual life of the derivative and expected volatility based on past experience.

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

The following table summarizes the valuation techniques and inputs for Level 3 fair value measurements.

	Fair			Weighted
Liabilities	value	Methodology	Input	Average
Derivative options based on	$4	Cash or Nothing- option model	Expected volatility	25%
commodities			Risk-free interest rate	0.25%
			Expected contractual life	0.42

Derivative options based on	$17	Cash or Nothing- option model	Expected volatility	15%
exchange differences			Risk-free interest rate	0.25%
			Expected contractual life	0.39

Derivative options based on	$61	Cash or Nothing- option model	Expected volatility	28%
equity shares			Risk-free interest rate	0.25%
			Expected contractual life	0.35

The following section describes the ranges of the most significant unobservable inputs used by the Company in Level 3 fair value measurements. The level of aggregation and the diversity of instruments held by the Company lead to a wide range of unobservable input that may not be evenly distributed across the Level 3 liabilities.

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
	December 31, 2015
	U.S. Dollars (in thousands)
	Level 1	Level 2	Level 3	Total
Segregated client cash accounts	1,501	-	-	1,501
Restricted cash	42	-	-	42
Financial liabilities	-	-	(109)	(109)
	1,543	-	(109)	1,434

EZTD INC.

NOTES TO CONDENSED CONSOLIDATED Financial Statements

Note 4 - Convertible loanS:

A.

On February 13 and 27, 2014, the Company entered into a Convertible Loan Agreement with some of its shareholders and new investors, in which it borrowed an aggregate amount of $2.8 million. The loans are convertible into a total of 265,451 (in fixed dollar conversion price and fixed Euro - Dollar currency exchange rate) common shares of the Company. Some of the loans are indexed to the Euro, and all of the loans bear interest at an annual rate of 10%. The Company shall repay the loan amount and the interest, in one lump sum, on the “Final Repayment Day”, which is 12 months after the applicable closing date or, if extended by the lender, 24 months from the applicable closing date.

The Company recorded issuance costs of approximately $154 thousand, which are amortized using the effective rate of the loan over the loan period. As of March 31, 2016, all the deferred issuance costs were recorded in the Statements of Operations.

In 2015, the Company repaid $408 thousand of the February 2014 loans and $364 thousand of the February 2014 loans were converted into 34,686 of shares of common stock. The remaining $2 million in loans were extended for one additional year to be repaid with interest in February 2016, in consideration of the issuance of an additional 42,857 warrants at an exercise price of $10. 5 per share.

In March, 2016 the Company and one of the lenders under the Convertible Loan Agreement dated February, 2014, agreed to extend the payment date of, $1 million, under the same terms to February 13, 2017 with a yearly interest of 5%. In addition, one of the lenders under the Convertible Loan Agreement dated February 27, 2014, elected to convert $500 thousand into 55,556 shares of common stock of the Company.

In April 2016, the Company repaid one of the February 2014 convertible loans plus interest in the amount of $590 thousand.

As of March 31, 2016, the outstanding loan balance amounted to $1.5 million.

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

B.

On January 29, 2016, the Company entered into a convertible loan agreement pursuant to which the lender loaned the Company the principal amount of $1.436 million. The loan matures in January 2017, and bears an annual interest rate of 12%, to be paid together with the outstanding principal in one lump sum. The loan is convertible into 249,967 shares of common stock of the Company.

The loan is subject to early repayment to the lender of the full loan amount in the event that the Company should secure aggregate funding of at least $3.5 million, which funding was secured on March 31, 2016 (see also note 6.C.). The early repayment shall be made as soon as reasonably practicable following the receipt by the Company of said funding.

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

EZTD INC.

NOTES TO CONDENSED CONSOLIDATED Financial Statements

NOTE 5 - CONTINGENCIES:

A.	On June 17, 2015, Feyenoord Rotterdam N.V. (“Feyenoord”) instituted an arbitration proceeding against the Company before the Netherlands Arbitration Institute in Rotterdam, the Netherlands. The proceeding related to a strategic partnership agreement between the parties which was terminated by the Company on September 28, 2015. Pursuant to the agreement, the Company had to pay Feyenoord, a professional football club, a total of €1.025 million over a three-year period. Feyenoord alleged that the Company’s termination of the agreement constituted an anticipatory breach under article 6:80, paragraph 1(b) of the Dutch Civil Code and sought all remuneration due under the agreement. The arbitration proceeding has been completed and on April 6, 2016 the arbitral tribunal issued the award which stated that the agreement between the Company and Feyenoord was terminated and dissolved as of January 27, 2015, and both parties share responsibility for this termination. In view of this conclusion, the arbitral tribunal ordered the Company to pay Feyenoord half of the contract in an amount of €513 thousand, plus half the arbitration costs in the sum of €32 thousand. The Company intends to appeal to revert this decision. According to the arbitration decision, a provision was included in the Company's condensed consolidated financial statements.

B.	On January 11, 2016, the Company received a written “Wells Notice” from SEC staff (the “Staff”) indicating its preliminary determination to recommend that the SEC file an action against the Company for violations of certain federal securities laws primarily related to its binary options platform. A Wells Notice is neither a formal allegation of wrongdoing nor a finding that any violations of law have occurred. Rather, it provides the Company with an opportunity to respond to issues raised by the Staff and offer its perspective prior to any Commission decision to institute proceedings. If the Staff makes a recommendation to the SEC to file an action against the Company, the recommendations may involve a civil injunctive action, public administrative proceeding, and/or cease-and-desist proceeding. The SEC may also seek remedies that include an injunction and/or cease and desist order, disgorgement, pre-judgment interest, and civil money penalties. On February 3, 2016, the Company submitted a written submission to the Staff setting forth reasons why the proposed enforcement should not be filed. At this time the Company is unable to predict the outcome of the investigation, any potential enforcement actions or any other impact on the Company that may arise as a result of such investigation.

C.	The Company evaluates estimated losses for indemnifications due to product infringement under FASB Topic ASC 450 “Contingencies.” At this time, it is not possible to determine the maximum potential amount under these indemnification clauses due to lack of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Such indemnification agreements may not be subject to maximum loss clauses. Historically, the Company has not incurred material costs as a result of obligations under these agreements and has not accrued any liabilities related to such indemnification obligations in the Company’s financial statements.

NOTE 6 - SHARE CAPITAL:

A.

On February 11, 2016, the Company’s Board of Directors and stockholders approved (1) an amendment to the Company’s Certificate of Incorporation to reduce the Company’s authorized Common Stock from 300,000,000 shares, with a par value of $0.001 per share, to 10,000,000 shares with a par value of $0.03 per share (the “Amendment”), and (2) a 1-for-30 reverse stock split of the Company’s issued and outstanding shares of Common Stock, such that each 30 shares of Common Stock held by stockholders of record on April 7, 2016 will be combined into one share of Common Stock, except to the extent that such actions result in any of the Company’s stockholders holding a fractional share of Common Stock (in which instance, because such stockholder’s number of shares is not evenly divisible by the 30:1 ratio, such stockholder will be automatically entitled to receive an additional fraction of a share of common stock to round up to the next whole share) (the “Reverse Stock Split”).

On April 7, 2016, the Reverse Stock Split became effective. The number of shares and per share amounts for the prior periods presented below have been retroactively restated to reflect the Reverse Stock Split.

B.	During the first quarter of 2016, the Company granted 34,333 options to employees in accordance with the terms and conditions of the Company’s 2004 Global Share Option Plan.

C.	On March 31, 2016, the Company entered into a securities purchase agreement with Compagnie Financiere St. Exupery Sicav-Sif, as purchaser, providing for the issuance and sale by the Company to the purchaser, in a private placement, of an aggregate of 1,000,000 shares of the Company’s common stock at a price of $6.00 per share, corresponding to an aggregate purchase price of $6 million ($5 million which was received March 31, 2016, and the remaining $1 million which was received after the balance sheet date), and a warrant to purchase up to an additional 888,889 shares of the Company’s common stock at an exercise price of $6.75 per share, which is exercisable 6 months after the closing.

EZTD INC.

NOTES TO CONDENSED CONSOLIDATED Financial Statements

NOTE 7 - RELATED PARTIES:

Transactions	Three months ended March 31,
	2016	2015
	U.S. Dollars (in thousands)
Stock-based compensation	256	258
Management fees (1), salaries (2), and bonuses (3)	420	414
	676	672

Balances	March 31	December 31,
	2016	2015
	U.S. Dollars (in thousands)
Accrued fees and bonuses	69	33

(1)	Management fees of $63 thousand were paid to the Company’s Chief Executive Officer (“CEO”) for each of the three month periods ended March 31, 2016 and 2015.

(2)	Salaries were paid to the Company’s CEO and Media Manager in the amounts of $29 thousand and $17 thousand, respectively, for the three month period ended March 31, 2016. Salaries were paid to the Company’s CEO and Media Manager in the amounts of $30 thousand and $19 thousand, respectively, for the three month period ended March 31, 2015. Fees of $72 thousand and $75 thousand were paid to the Company’s directors, for the three month periods ended March 31, 2016 and 2015, respectively.

(3)	Bonuses were paid to Company’s CEO in the amount of $92 thousand and $93 thousand for the three month periods ended March 31, 2016 and 2015, respectively, equal to 1.25% of total net deposits; bonuses were paid to the Company’s Media Manager in the amount of $147 thousand and $134 thousand for the three month periods ended March 31, 2016 and 2015, respectively, equal to $8 for each first-time deposit.

NOTE 8 - SUBSEQUENT EVENTS:

In April 2016, the Company repaid one of the February 2014 convertible loans plus interest in the amount of $590 thousand.

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

We are engaged in the business of offering online trading of binary options. We conduct our operations and business with and through our wholly owned subsidiaries: (a) Win Global Markets Inc. (Israel) Ltd., an Israeli company, (b) WGM Services Ltd., a company registered in Cyprus (“WGM”), (c) EZ Invest Securities Ltd., a Japanese corporation, (d) SCGP Investments Limited, a Belizean company, and (e) EZ Trader, Ltd., a company registered in Vanuatu. Trading is being offered by WGM on http://www.eztrader.com, http://www.globaloption.com, and http://www.ezinvest.com. Information contained on, or that can be accessed through, our websites does not constitute a part of this Quarterly Report on Form 10-Q, and we have included our website addresses in this Quarterly Report on Form 10-Q solely as inactive textual references.

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

In February 2016, our Board of Directors and stockholders approved (1) an amendment to the Company’s certificate of Incorporation to reduce the Company’s authorized Common Stock from 300,000,000 shares, with a par value of $0.001 per share, to 10,000,000 shares, with a par value of $0.03 per share, or the Amendment, and (2) a 1-for-30 reverse stock split of the Company’s issued and outstanding shares of Common Stock, such that each 30 shares of Common Stock held by stockholders of record on April 7, 2016 was combined into one share of Common Stock, except to the extent that such actions resulted in any of the Company’s stockholders holding a fractional share of Common Stock (in which instance, because such stockholder’s number of shares is not evenly divisible by the 1:30 ratio, such stockholder is entitled to receive an additional fraction of a share of Common Stock to round up to the next whole share), or the Reverse Stock Split.

The Board determined that it was in the best interests of the Company and its stockholders to reduce the number of outstanding shares of its Common Stock as part of its intention to list the Company’s shares of Common Stock on the NASDAQ and the corresponding requirements. In order to initially list the Company’s shares on NASDAQ, its Common Stock must have a closing price of at least $3.00 per share. On May 16, 2016, the closing price of our Common Stock was $4.99 per share.

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

The non-GAAP adjustments, and the basis for excluding them from non-GAAP financial measures, are outlined below:

●	Amortization of acquired intangible assets. We are required to amortize the intangible assets, included in our U.S. GAAP financial statements, related to the acquisition of GKFX Financial Services Limited, a Japanese company, in June 2015. The amount of an acquisition’s purchase price allocated to intangible assets and term of its related amortization are unique to these transactions. The amortization of acquired intangible assets is a non-cash charge. We believe that such charges do not reflect our operational performance. Therefore, we exclude amortization of acquired intangible assets to provide investors with a consistent basis for comparing pre-and post-transaction operating results.

●	Stock-based compensation is a share-based award granted to certain individuals. It is non-cash and affected by our historical stock prices, which are irrelevant to forward-looking analyses and are not necessarily linked to our operational performance.

The following table reconciles, for the periods presented, U.S. GAAP operating losses attributable to the Company and non-GAAP operating income attributable to the Company:

U.S. Dollars (in thousands)
	Three months ended 3/31/16	Three months ended 3/31/15

GAAP operating income (loss)	$(2,623)	$300
Amortization of acquired intangible assets	10	-
Stock-based compensation	373	457
Non-GAAP operating income (loss)	$(2,240)	$757

We calculate the average deposit per user, or ADPU, by dividing the total deposits for the period by the total number of current active users. Current active users are defined as customers who performed at least one deposit or one transaction within the past seven months from the reported period. We had revenues net for the three months ended March 31, 2016 and 2015 of $7,044,000 and $7,143,000, respectively, while the number of active users for those periods was 18,425 and 17,475, respectively. As a result, the ADPU for those periods was $382 and $409, respectively. We measured these metrics in order to track the difference in ADPU and to change our marketing strategy accordingly, if needed, during the year.

We calculate the average user acquisition cost, or AUAC, by dividing the total acquisition costs by the total number of active users for any given period. Total acquisition costs for the three months ended March 31, 2016 and 2015 were $4,999,000 and $3,576,000, respectively, and are included as part of our Sales and Marketing expenses.

We ascertain the Return on Investment (“ROI”) by dividing the ADPU by AUAC in order to track fluctuations in the ratio. The ROI for the three months ended March 31, 2016 was 1.53 as compared to an ROI of 1.99 for the three months ended March 31, 2015.

This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those anticipated in these forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q, and “Risk Factors” in our Form 10-K.

RESULTS OF OPERATIONS FOR THREE MONTHS ENDED MARCH 31, 2016 COMPARED TO THREE MONTHS ENDED MARCH 31, 2015

Revenues and Cost of Revenues

During the three months ended March 31, 2016, we mainly generated revenues from our binary options business.

Total revenues for the three months ended March 31, 2016 decreased by 1% to $7,044,000 from $7,143,000 in the three months ended March 31, 2015. The decrease for the three months ended March 31, 2016 is mainly attributable to a significant increase in withdrawals of customers as a result of new regulations imposed by our Cypriot regulator.

Trading volume for the three months ended March 31, 2016 and 2015 was $52,800,000 and $24,300,000, respectively. Revenues as a percentage of trading volume for the three months ended March 31, 2016 and 2015 was 13% and 29%, respectively.

The ADPU for the three months ended March 31, 2016 and 2015 was 396 and 409, respectively.

The AUAC for the three months ended March 31, 2016 and 2015 was 271 and 205, respectively.

The ROI for the three months ended March 31, 2016 and 2015 was 1.46 and 1.99, respectively.

Sales and Marketing

Our sales and marketing expenses consist primarily of traffic acquisition costs, which are paid to our affiliate partners, media and advertising companies, as well as compensation and related expenses for marketing personnel.

Total sales and marketing expenses for the three months ended March 31, 2016 increased by 31% to $6,846,000 from $5,223,000 for the three months ended March 31, 2015. The increase in sales and marketing expenses is attributable to the expansion of our business and increased marketing efforts, including expenses relating to employee payroll and payments to media agents and their affiliates.

Research and Development

Our research and development expenses consist primarily of compensation and related expenses for our software development personnel, outsourced labor and expenses for testing new versions of our software.

Research and development expenses for the three months ended March 31, 2016 increased by 3% to $424,000 from $413,000 for the three months ended March 31, 2015. The increase is mainly attributed to the increase in payroll and related expenses due to salary increases and growth in our research and development team.

General and Administrative

Our general and administrative expenses consist primarily of compensation and related expenses for executive, accounting, legal, human resources and administrative personnel, professional fees and other general corporate expenses.

General and administrative expenses for the three months ended March 31, 2016 increased by 170% to $2,024,000 from $750,000 for the three months ended March 31, 2015. This increase in general and administrative is mainly attributable to an increase in payroll, the outcome of the arbitration proceeding related to Feyenoord described in Note 5 to the financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and travel and related costs, which increased in 2016 due to the expansion of operations in our Cyprus office.

Financial Expenses

Our financial expenses, net for the three months ended March 31, 2016 were $749,000 compared to the financial expenses of $1,552,000 for the three months ended March 31, 2015. The decrease of $803,000 in financial expenses is mainly attributable to the grant of warrants recorded during the first quarter of 2015.

Net Loss Attributable to the Company

Net loss attributable to the Company for the three months ended March 31, 2016 was $3,372,000 compared to a net loss of $1,252,000 for the three months ended March 31, 2015. Net loss per share from operations for the three months ended March 31, 2016 and March 31, 2015 was $0.87 and $0.40, respectively. Net loss for the three months ended March 31, 2016 and March 31, 2015 was mainly attributable to the operations of our binary options business, which incurred significant marketing and operational expenses primarily consisting of online advertising for our binary options websites, and employee related expenses.

Liquidity and Capital Resources

We require cash to fund our operations and we have experienced significant losses and negative cash flows in the recent past. Further, our independent auditors modified their report for the years ended December 31, 2015 and 2014 to express substantial doubt as to our ability to continue as a going concern. Since our inception, we have funded our operations primarily through the public and private sales of our securities, revenues received from customers and otherwise.  We had a decrease in issued and outstanding shares of our common stock from 115,895,731 shares at December 31, 2015, to 3,863,260 at March 31, 2016, due to the Reverse Stock Split, as further described in the “Overview” section of Part I, Item 2 of this Quarterly Report on Form 10-Q.

As of March 31, 2016, our total current assets were $9,186,000 and our total current liabilities were $14,592,000. On March 31, 2016, we had an accumulated deficit of $44,263,000. We currently finance our operations through revenues from our binary options business, and with funds provided by borrowings and issuance of stock and warrant activities described below. We plan to continue raising funds in such ways in order to continue our operations and to leverage our binary options business. There is no assurance, however, that we will be successful in raising such funds.

On March 31, 2016, we entered into a securities purchase agreement with Compagnie Financiere St. Exupery Sicav-Sif providing for the issuance and sale by us to the purchaser, in a private placement, of an aggregate of 1,000,000 shares of our common stock at a price of $6.00 per share, corresponding to an aggregate purchase price of $6,000,000, and a warrant to purchase up to an additional 888,889 shares of our common stock at an exercise price of $6.75 per share, which is exercisable 6 months after the closing.

On January 29, 2016, the Company entered into a convertible loan agreement pursuant to which the lender loaned the Company the principal amount of £1,000,000. The loan matures in January 2017, and bears an annual interest rate of 12%, to be paid together with the outstanding principal in one lump sum. The loan is convertible into 249,967 shares of common stock of the Company upon either: (i) the Company’s election to convert all or part of the principal amount of the Loan outstanding at such time, including any accrued and unpaid interest into the converted common stock (or a pro rata portion thereof in case of partial conversion) or (ii) the occurrence of an event of default under the convertible loan agreement.

On February 16, 2016, one of the lenders under a prior convertible loan agreement dated October 29, 2013, by and among the Company and certain Company shareholders, elected to convert €200,000 into 48,129 shares of common stock of the Company.

Net cash used in operating activities was $516,000 during the three months ended March 31, 2016 as compared to net cash used in operating activities of $50,000 in the three months ended March 31, 2015 which resulted primarily from the increase in our sales and marketing personnel, and approximately $1,274,000 in additional general and administrative expenses in order to support significant growth of the Company due to the volume of transactions.

Net cash used in investing activities during the three months ended March 31, 2016 was $2,663,000, as compared to net cash used in investing activities during the three months ended March 31, 2015 of $519,000, mainly due to the purchasing of $816,000 in fixed assets and investment in our platform, and the increase in segregated client cash accounts, consistent with the growth in the life time value per client.

Net cash provided by financing activities during the three months ended March 31, 2016 was $5,454,000 as compared to $799,000 provided by financing activities during the three months ended March 31, 2015, the resulting difference primarily from the March 2016 security purchase agreement in the amount of $6,000,000, and the increase of $1,436,000 in proceeds received from convertible loans.

Off-Balance Sheet Arrangements

As of March 31, 2016, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as defined under Rule 13a-15(e) of  the Exchange Act as of March 31, 2016. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer  concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the first quarter of 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On June 17, 2015, Feyenoord Rotterdam N.V. (“Feyenoord”) instituted an arbitration proceeding against the Company before the Netherlands Arbitration Institute in Rotterdam, the Netherlands. The proceeding related to a strategic partnership agreement between the parties which was terminated by the Company on September 28, 2015. Pursuant to the agreement, the Company had to pay Feyenoord, a professional football club, a total of €1,025,000 over a three-year period. Feyenoord alleged that the Company’s termination of the agreement constituted an anticipatory breach under article 6:80, paragraph 1(b) of the Dutch Civil Code and sough all remuneration due under the agreement. The arbitration proceeding has been completed and on April 6, 2016 the arbitral tribunal issued the award which stated that the agreement between the Company and Feyenoord was terminated and dissolved as of January 27, 2015, and both parties share responsibility for this termination. In view of this conclusion, the arbitral tribunal ordered the Company to pay Feyenoord half of the contract in an amount of €512,500, plus half the arbitration costs in the sum of €32,531. The Company intends to appeal to revert this decision.

Item 5. Other Information.

On April 11, 2016, we entered into a Consulting and Services Agreement with JKM Management Ltd. (the “Consultant”), an Israeli corporation wholly owned by our director, Mr. Ron Lubash. Pursuant to the agreement, we retained the services of the Consultant to provide services and to have Mr. Lubash serve as an Executive Director and Vice Chairman of the Board of Directors of the Company. Pursuant to the agreement, we are required to pay the Consultant a monthly fee of $10,000, and will reimburse out-of-pocket expenses incurred by the Consultant.

Item 6. Exhibits.

3.1*	Composite copy of the Company’s Certificate of Incorporation as amended on April 3, 2016.

4.1*	Common Stock Purchase Warrant, dated as of March 31, 2016, by and between the Company and Compagnie Financiere St. Exupery Sicav-Sif.

10.1*	Securities Purchase Agreement, dated as of March 31, 2016, by and between the Company and Compagnie Financiere St. Exupery Sicav-Sif.

10.2*	Consulting and Services Agreement, dated as of April 11, 2016, by and between the Company and JKM Management Ltd.

10.3*	Convertible Loan Agreement, dated as of January 29, 2016, by and between the Company and KOR Venture Capital Ltd.

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.1*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text and in detail.

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 17, 2016	EZTD INC.

	By:	/s/ Shimon Citron
Shimon Citron
Chief Executive Officer

Dated: May 17, 2016

	By:	/s/ Itai Loewenstein
Itai Loewenstein
Chief Financial Officer

