Form 10-Q
period 2016-06-30
EZTD Inc
filed 2016-08-15
CIK 1175442

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Yes ☐ No ☒

As of August 15, 2016, the registrant had 4,973,614 shares of common stock outstanding.

When used in this quarterly report, the terms “EZTD,” “the Company,” “we,” “our,” and “us” refer to EZTD Inc., a Delaware corporation.

EZTD INC.

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2016

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

EZTD INC.

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2016

IN U.S. DOLLARS

UNAUDITED

INDEX

Page

Condensed Consolidated Balance Sheets	F-1 - F-2

Condensed Consolidated Statements of Comprehensive Income	F-3

Condensed Consolidated Statements of Cash Flows	F-4

Notes to Condensed Consolidated Financial Statements	F-5

2

CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. Dollars (in thousands)

	June 30, 2016	December 31, 2015
	Unaudited
ASSETS

CURRENT ASSETS:
Segregated client cash accounts	2,617	1,501
Restricted cash	55	42
Receivable from credit card companies	1,577	1,874
Other current assets	839	856
Total current assets	5,088	4,273

NON-CURRENT ASSETS:

Property and equipment, net	3,174	2,389
Intangible assets, net	360	380

Total non-current assets	3,534	2,769

Total assets	8,622	7,042

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. Dollars (in thousands, except share and per share data)

		June 30, 2016	December 31, 2015
	Note	Unaudited
LIABILITIES AND EQUITY CURRENT LIABILITIES:
Short term loan		-	594
Obligation to customers		3,514	3,922
Financial liabilities		1,435	109
Convertible loans	4	4,945	4,943
Accounts payable		1,313	1,235
Accrued expenses and other accounts payable		4,099	1,909
Total current liabilities		15,306	12,712

LONG TERM LIABILITIES:
Accrued severance pay, net		238	230
Total liabilities		15,544	12,942

EQUITY (DEFICIT):	6
Common stock of $ 0.03 par value:
Authorized: 10,000,000 shares at June 30, 2016 and December 31, 2015; Issued and outstanding: 4,973,614 shares at June 30, 2016 and 3,863,260 shares at December 31, 2015		149	116
Prepayment on account of shares		52	-
Additional paid-in capital		42,075	34,875
Accumulated deficit		(49,198)	(40,891)

Equity (deficit)		(6,922)	(5,900)
Total liabilities and equity		8,622	7,042

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

U.S. Dollars (in thousands, except share and per share data)

		Six months ended		Three months ended
		June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	Note	Unaudited		Unaudited

Revenues		11,964	12,545	4,920	5,402
Operating expenses:
Sales and marketing		11,636	9,178	4,790	3,955
General and administrative		4,236	1,840	2,212	1,090
Research and development		940	884	516	471
Stock-based compensation		569	910	196	453
Expenses related to potential legal settlement	5B	1,500	-	1,500	-
Total operating expenses		18,881	12,812	9,214	5,969
Operating loss		(6,917)	(267)	(4,294)	(567)
Financial expenses, net		(1,390)	(2,270)	(641)	(718)
Net loss before taxes on income		(8,307)	(2,537)	(4,935)	(1,285)
Taxes on income		-	-	-	-
Net loss attributable to the Company		(8,307)	(2,537)	(4,935)	(1,285)
Total basic net loss per share		(1.88)	(0.80)	(0.99)	(0.41)
Weighted average number of common stock used in computing basic net loss per share		4,429,083	3,154,099	4,971,634	3,172,010

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. Dollars (in thousands)

	Six months ended
	June 30, 2016	June 30, 2015
	Unaudited
Cash flows from operating activities:
Net loss	(8,307)	(2,537)
Adjustments required to reconcile net loss to net cash used in operating activities:
Stock-based compensation	569	910
Depreciation and amortization	518	191
Fair value of warrants granted	33	1,279
Accrued interest and amortization of discount and exchange differences of loans	84	(136)
Decrease in receivables from credit card companies	297	63
Decrease (increase) in other current assets	17	(757)
Decrease (increase)in accounts payable	78	(154)
Increase (decrease) in obligation to customers and other payables	1,782	(687)
Increase in financial liabilities	1,326	345
Increase in severance pay, net	8	78
Increase (decrease) in related parties payables	(1)	(53)
Net cash used in operating activities	(3,596)	(1,458)

Cash flows from investing activities:
Purchase of property and equipment	(1,283)	(723)
Decrease (Increase) in segregated client cash accounts	(1,116)	692
Increase in restricted cash	(13)	(151)
Net cash used in investing activities	(2,412)	(182)

Cash flows from financing activities:
Issuance of shares and warrants	5,850	65
Prepayment on account of shares	52	1,683
Proceeds received from convertible loans	1,436	—
Repayment of short-term loan	(578)	—
Repayment of convertible loans	(752)	(108)
Net cash provided by financing activities	6,008	1,640

Decrease in cash and cash equivalents	—	—
Cash and cash equivalents at the beginning of the period	—	—

Cash and cash equivalents at the end of the period	—	—

Supplemental disclosure of cash flows information:
Interest paid	271	136
Conversion of convertible loan to shares	783	364

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTE 1: GENERAL:

A.	EZTD Inc. (“the Company”) was incorporated in April 2002 under the laws of the State of Nevada. On June 3, 2015, the Company reincorporated in Delaware. The Company is engaged in the business of offering online trading of binary options and forex, enabling trading on contracts for differences in shares, indices, commodities and foreign exchanges. The Company’s shares were quoted on the OTCQB Marketplace in the United States under the symbol “EZTD” from 2010 until August 2013, when the Company terminated its registration under the Securities Exchange Act of 1934, as amended, and as a result the Company’s shares were quoted on the OTC Pink. The Company filed with the Securities and Exchange Commission (“SEC”) a Form 10, which became effective on August 31, 2015 and on October 30, 2015 the Company was officially quoted again in the OTCQB Marketplace. On December 30, 2015, the Company upgraded to be officially quoted in the OTCQX Marketplace.

The Company conducts its operations and business with and through its active wholly-owned subsidiaries, (a) Win Global Markets Inc. (Israel) Ltd., an Israeli company, (b) WGM Services Ltd., a company registered in Cyprus (“WGM”), (c) EZ Invest Securities Ltd., a Japanese corporation, (d) SCGP Investments Limited, a Belizean company, (e) EZTD Australia PTY Ltd., an Australian company, and (f) EZ Trader, Ltd, a company registered in Vanuatu. On January 26, 2015, the Company changed its name from EZ Trader, Inc. to EZTD Inc.

B.	The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered losses from operations and negative cash flows from operations since inception. For the six months ended June 30, 2016, the net loss attributable to the Company was $8.307 million and the negative cash flows from operations were $3.596 million. As of June 30, 2016, the Company’s obligations to customers amounted to $3.514 million, while current assets were $5.088 million. Customers may withdraw their deposits upon demand. According to regulatory requirements in Cyprus, WGM is required to maintain capital of at least €730 thousand and have funds exceeding client obligations. Funds consist of cash, segregated client cash accounts, restricted cash and receivables from credit card companies. Despite its negative cash flows, the Company has been able to secure financing to support its operations to date based on share issuances and loans. The Company plans to seek additional funds from equity issuances in order to continue its operations and to leverage its binary options business. Although there is a substantial doubt that the Company will continue as a going concern, the consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company. Operating results for the six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The interim condensed consolidated financial statements incorporate the financial statements of the Company and all of its subsidiaries. All intercompany balances and transactions have been eliminated on consolidation.

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

Reclassifications

Clearance expenses in the comparative figures have been reclassified from sales and marketing expenses to finance expenses to conform to the current presentation.

Following the Company's reverse stock split, described in note 6, the comparative loss per share for the period of six and three months ended June 30, 2015 was amended from $0.03 to $0.80, and from $0.01 to $0.41, respectively.

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

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10) (“ASU 2016-01”), which updates certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 will be effective for the Company beginning in its first quarter of 2019. The Company is currently assessing the potential impact of this ASU on its consolidated financial position and results of operations.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial statements - Going concern (subtopic 205-40), Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern”. The new standard provides guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. ASU 2014-15 applies prospectively to annual periods ending after December 15, 2016, and to annual periods thereafter. Early application is permitted. The Company is currently evaluating the impact of the adoption of ASU 2014-15 on its consolidated financial statements.

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

NOTE 3 - FAIR VALUE MEASUREMENT (Cont.):

Items carried at fair value as of June 30, 2016 and December 31, 2015 are classified in the table below in one of the three categories described above.

	Fair value measurements using input type
	June 30, 2016
	U.S. Dollars (in thousands)
	Level 1	Level 2	Level 3	Total
Segregated client cash accounts	2,617	-	-	2,617
Restricted cash	55	-	-	55
Financial liabilities - Forex	-	(1,208)	-	(1,208)
Financial liabilities - Binary	-	-	(227)	(227)
	2,672	(1,208)	(227)	1,237

The Company measures changes in the fair value of “long term options” (classified as financial liabilities) through profit or loss using valuation techniques.

Total gain for the period recognized in earnings amounted to $1,112 thousand and total unrealized gain related to those financial liabilities at the end of the period recognized in earnings amounted to $340 thousand. All instruments were issued during the period and no transfers took place into or out of Level 3 during the period.

The following table summarizes the Level 3 Roll-Forward:

	Financial liabilities - Binary as of December 31, 2015	Net realized / unrealized gain	Issuance	Transfers out of (into) Level 3	Settlements (realized gain)	Financial liabilities - Binary as of June 30, 2016	Unrealized gain- still held
	U.S. Dollars (in thousands)

Derivative options based on commodities	(5)	56	(105)	-	39	(11)	17

Derivative options based on exchange differences	(23)	233	(439)	-	162	(48)	71

Derivative options based on equity shares	(81)	823	(1,547)	-	571	(168)	252

Total	(109)	1,112	(2,091)	-	772	(227)	340

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

The following table summarizes the valuation techniques and inputs for Level 3 fair value measurements.

	Fair			Weighted
Liabilities	value	Methodology	Input	Average
Derivative options based on	$11	Cash or Nothing- option model	Expected volatility	25%
commodities			Risk-free interest rate	0.25%
			Expected contractual life	0.27

Derivative options based on	$48	Cash or Nothing- option model	Expected volatility	15%
exchange differences			Risk-free interest rate	0.25%
			Expected contractual life	0.39

Derivative options based on	$168	Cash or Nothing- option model	Expected volatility	28%
equity shares			Risk-free interest rate	0.25%
			Expected contractual life	0.32

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

	Fair value measurements using input type
	December 31, 2015
	U.S. Dollars (in thousands)
	Level 1	Level 2	Level 3	Total
Segregated client cash accounts	1,501	-	-	1,501
Restricted cash	42	-	-	42
Financial liabilities - Binary	-	-	(109)	(109)
	1,543	-	(109)	1,434

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

The Company recorded issuance costs of approximately $154 thousand, which are amortized using the effective rate of the loan over the loan period. As of June 30, 2016, all the deferred issuance costs were recorded in the Statements of Operations.

In 2015, the Company repaid $408 thousand of the February 2014 loans and $364 thousand of the February 2014 loans were converted into 34,686 shares of common stock. The remaining $2 million in loans were extended for one additional year to be repaid with interest in February 2016, in consideration of the issuance of an additional 42,857 warrants at an exercise price of $10.50 per share. In April 2016, $500 thousand of the February 2014 loans were repaid. In March 2016, €364 thousand of the February 2014 loans were converted into 55,556 shares of common stock.

In March 2016 the Company and one of the lenders under the Convertible Loan Agreement dated February 2014 agreed to extend the payment date of $1 million, under the same terms until February 13, 2017 with a yearly interest of 5%. In addition, one of the lenders under the Convertible Loan Agreement dated February 27, 2014, elected to convert $500 thousand into 55,556 shares of common stock of the Company.

On April 7, 2016, the Company repaid one of the February 2014 convertible loans plus interest in the amount of $590 thousand.

As of June 30, 2016, the outstanding loan balance amounted to $1 million.

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

B.

On January 29, 2016, the Company entered into a convertible loan agreement pursuant to which the lender loaned the Company the principal amount of $1.436 million. The loan matures in January 2017, and bears an annual interest rate of 12%, to be paid together with the outstanding principal in one lump sum. The loan is convertible into 249,967 shares of common stock of the Company. As of June 30, 2016, the outstanding loan balance amounted to $1.344 million.

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

NOTE 5 - CONTINGENCIES:

A.	On June 17, 2015, Feyenoord Rotterdam N.V. (“Feyenoord”) instituted an arbitration proceeding against the Company before the Netherlands Arbitration Institute in Rotterdam, the Netherlands. On April 6, 2016 the arbitral tribunal issued the award which stated that the agreement between the Company and Feyenoord was terminated and dissolved as of January 27, 2015, and both parties share responsibility for this termination. In view of this conclusion, a provision was included in the Company's condensed consolidated financial statements. The Company appealed to revert this decision on July 6, 2016.

B.	On January 11, 2016, the Company received a written “Wells Notice” from SEC staff (the “Staff”) indicating its preliminary determination to recommend that the SEC file an action against the Company for violations of certain federal securities laws primarily related to its binary options platform. A Wells Notice is neither a formal allegation of wrongdoing nor a finding that any violations of law have occurred. Rather, it provides the Company with an opportunity to respond to issues raised by the Staff and offer its perspective prior to any Commission decision to institute proceedings. If the Staff makes a recommendation to the SEC to file an action against the Company, the recommendations may involve a civil injunctive action, public administrative proceeding, and/or cease-and-desist proceeding. The SEC may also seek remedies that include an injunction and/or cease and desist order, disgorgement, pre-judgment interest, and civil money penalties. On February 3, 2016, the Company submitted a written submission to the Staff setting forth reasons why the proposed enforcement should not be filed. At this time the Company is unable to predict the outcome of the investigation, any potential enforcement actions or any other impact on the Company that may arise as a result of such investigation. A proper provision was included in the Company's condensed consolidated financial statements.

C.	The Company evaluates estimated losses for indemnifications due to product infringement under FASB Topic ASC 450 “Contingencies.” At this time, it is not possible to determine the maximum potential amount under these indemnification clauses due to lack of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Such indemnification agreements may not be subject to maximum loss clauses. Historically, the Company has not incurred material costs as a result of obligations under these agreements and has not accrued any liabilities related to such indemnification obligations in the Company’s financial statements.

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

B.	During the six months ended June 30, 2016, the Company granted 86,000 options to employees in accordance with the terms and conditions of the Company’s 2004 Global Share Option Plan.

C.	On March 31, 2016, the Company entered into a securities purchase agreement with Compagnie Financiere St. Exupery Sicav-Sif, as purchaser, providing for the issuance and sale by the Company to the purchaser, in a private placement, of an aggregate of 1,000,000 shares of the Company’s common stock at a price of $6.00 per share, corresponding to an aggregate purchase price of $6 million, and a warrant to purchase up to an additional 888,889 shares of the Company’s common stock at an exercise price of $6.75 per share, which is exercisable 6 months after the closing.

NOTE 7 - RELATED PARTIES:

Transactions	Six months ended June 30,
	2016	2015
	U.S. Dollars (in thousands)
Stock-based compensation	337	509
Management fees (1), salaries (2), and bonuses (3)	770	737
	1,107	1,246

Balances	June 30,	December 31,
	2016	2015
	U.S. Dollars (in thousands)
Accrued fees and bonuses	(32)	33

(1)	Management fees of $127 thousand and $126 thousand for the six month periods ended June 30, 2016 and 2015, respectively, were paid to the Company’s Chief Executive Officer (“CEO”) for each of the six month periods ended June 30, 2016 and 2015.

(2)	Salaries were paid to the Company’s CEO and Media Manager in the amounts of $56 thousand and $32 thousand, respectively, for the six month period ended June 30, 2016. Salaries were paid to the Company’s CEO and Media Manager in the amounts of $73 thousand and $38 thousand, respectively, for the six month period ended June 30, 2015. Fees of $149 thousand and $142 thousand were paid to the Company’s directors, for the six month periods ended June 30, 2016 and 2015, respectively.

(3)	Bonuses were paid to Company’s CEO in the amount of $172 thousand and $156 thousand for the six month periods ended June 30, 2016 and 2015, respectively, pursuant to the terms of the consulting agreement by and between the Company and Citron Investments Ltd., dated as of September 23, 2008, as amended; bonuses were paid to the Company’s Media Manager in the amount of $234 thousand and $202 thousand for the six month periods ended June 30, 2016 and 2015, respectively, pursuant to the terms of the consulting agreement by and between the Company and Yariv Citron Marketing Ltd. dated as of October 1, 2014.

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

We are engaged in the business of offering online trading of binary options and forex, enabling trading on contracts for differences in shares, indices, commodities and foreign exchanges. We conduct our operations and business with and through our wholly owned subsidiaries: (a) Win Global Markets Inc. (Israel) Ltd., an Israeli company, (b) WGM Services Ltd., a company registered in Cyprus (“WGM”), (c) EZ Invest Securities Ltd., a Japanese corporation, (d) SCGP Investments Limited, a Belizean company, (e) EZTD Australia PTY Ltd., an Australian company, and (f) EZ Trader, Ltd., a company registered in Vanuatu. Trading is being offered by WGM on http://www.eztrader.com, http://www.globaloption.com, and http://www.ezinvest.com. Information contained on, or that can be accessed through, our websites does not constitute a part of this Quarterly Report on Form 10-Q, and we have included our website addresses in this Quarterly Report on Form 10-Q solely as inactive textual references.

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

We conduct our operations from three offices which are located in Nicosia, Cyprus, London, England and Tel-Aviv, Israel. We also recently opened an office in Tokyo, Japan. We manage risk in a number of ways, in particular by limiting financial exposure to any individual customer to a relatively low level as well as limiting exposure to any individual asset. We generate our revenues principally from the margin between winning customers and losing customers. We do not charge customers a commission on trades.

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

The Board determined that it was in the best interests of the Company and its stockholders to reduce the number of outstanding shares of its Common Stock as part of its intention to list the Company’s shares of Common Stock on the NASDAQ and the corresponding requirements. In order to initially list the Company’s shares on NASDAQ, its Common Stock must have a closing price of at least $3.00 per share. On August 15, 2016, the closing price of our Common Stock was $3.25 per share.

Selected Financial Information

We calculate the average revenue per user, or ARPU, by dividing the total revenues for the period by the total number of current active users. Current active users are defined as customers who performed at least one deposit or one transaction within the past seven months from the reported period. We had revenues net for the three months ended June 30, 2016 and 2015 of $4,920,000 and $5,402,307, respectively, while the number of active users for those periods was 10,507 and 9,188, respectively. As a result, the ARPU for those periods was $468 and $588, respectively. We had revenues net for the six months ended June 30, 2016 and 2015 of $11,964,000 and $12,545,307, respectively, while the number of active users for those periods was 28,932 and 26,663, respectively. As a result, the ARPU for those periods was $414 and $471, respectively. We measured these metrics in order to track the difference in ARPU and to change our marketing strategy accordingly, if needed, during the year.

We calculate the average user acquisition cost, or AUAC, by dividing the total acquisition costs by the total number of active users for any given period. Total acquisition costs for the three months ended June 30, 2016 and 2015 were $2,862,280 and $2,630,888, respectively, and total acquisition costs for the six months ended June 30, 2016 and 2015 were $7,861,306 and $6,207,551, respectively. They are included as part of our Sales and Marketing expenses.

We ascertain the Return on Investment (“ROI”) by dividing the ARPU by AUAC in order to track fluctuations in the ratio. The ROI for the three months ended June 30, 2016 was 1.72 as compared to an ROI of 2.05 for the three months ended June 30, 2015. The ROI for the six months ended June 30, 2016 was 1.52 as compared to an ROI of 2.02 for the six months ended June 30, 2015.

This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those anticipated in these forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q, and “Risk Factors” in our Form 10-K.

RESULTS OF OPERATIONS FOR THREE AND SIX MONTHS ENDED JUNE 30, 2016 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 2015

Revenues and Cost of Revenues

During the three and six months ended June 30, 2016 and 2015 we mainly generated revenues from our binary options business.

Total revenues for the three months ended June 30, 2016 decreased by 8.9% to $4,920,000 from $5,402,000 in the three months ended June 30, 2015. Total revenues for the six months ended June 30, 2016 decreased by 4.6% to $11,964,000 from $12,545,000 for the six months ended June 30, 2015. The decreases for the three and six months ended June 30, 2016 are mainly attributable to a significant increase in withdrawals of customers as a result of new regulations imposed by our Cypriot regulator.

Trading volume for the three months ended June 30, 2016 and 2015 was $29,060,559 and $17,364,385, respectively. Trading volume for the six months ended June 30, 2016 and 2015 was $81,886,559 and $41,643,385, respectively. Revenues as a percentage of trading volume for the three months ended June 30, 2016 and 2015 was 17% and 31%, respectively. Revenues as a percentage of trading volume for the six months ended June 30, 2016 and 2015 was 15% and 30%, respectively.

The ARPU for the three months ended June 30, 2016 and 2015 was 468 and 588, respectively. The ARPU for the six months ended June 30, 2016 and 2015 was 414 and 471, respectively.

The AUAC for the three months ended June 30, 2016 and 2015 was 272 and 286, respectively. The AUAC for the six months ended June 30, 2016 and 2015 was 272 and 233, respectively.

The ROI for the three months ended June 30, 2016 and 2015 was 1.72 and 2.05, respectively. The ROI for the six months ended June 30, 2016 and 2015 was 1.52 and 2.02, respectively.

Sales and Marketing

Our sales and marketing expenses consist primarily of traffic acquisition costs, which are paid to our affiliate partners, media and advertising companies, as well as compensation and related expenses for marketing personnel.

Total sales and marketing expenses for the three months ended June 30, 2016 increased by 21.1% to $4,790,000 from $3,955,000 for the three months ended June 30, 2015. Selling and marketing expenses for the six months ended June 30, 2016 increased by 26.78% to $11,636,000 compared to $9,178,000 for the six months ended June 30, 2015. These increases in sales and marketing expenses are attributable to the expansion of our business and increased marketing efforts, including expenses relating to employee payroll and payments to media agents and their affiliates.

Research and Development

Our research and development expenses consist primarily of compensation and related expenses for our software development personnel, outsourced labor and expenses for testing new versions of our software.

Research and development expenses for the three months ended June 30, 2016 increased by 9.5% to $516 from $471 for the three months ended June 30, 2015. Research and development expenses for the six months ended June 30, 2016 increased by 6.3% to $940 from $884 for the six months ended June 30, 2015. These increases are mainly attributed to the increase in payroll and related expenses due to salary increases and growth in our research and development team.

General and Administrative

Our general and administrative expenses consist primarily of compensation and related expenses for executive, accounting, legal, human resources and administrative personnel, professional fees and other general corporate expenses.

General and administrative expenses for the three months ended June 30, 2016 increased by 102.9% to $2,212,000 from $1,090,000 for the three months ended June 30, 2015. General and administrative expenses for the six months ended June 30, 2016 increased by 130.2% to $4,236,000 from $1,840,000 for the six months ended June 30, 2015. These increases are mainly attributable to a significant increase in legal expenses, mainly due to the arbitration's outcome related to the Feyenoord arbitration described in Note 5 to the Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, an increase in payroll, an increase in depreciation expenses due to investment in our platform, and additional costs due to the expansion of operations in our Cyprus and Japanese offices, and the opening of new offices in London.

In addition, we made a provision of $1,500,000 relating to a potential legal settlement, as further described in Note 5.B. to the Financial Statements included in Part I, Item I of this Quarterly Report on Form 10-Q.

Financial Expenses

Our financial expenses, net for the three months ended June 30, 2016 were $641,000 compared to the financial expenses of $718,000 for the three months ended June 30, 2015. Our financial expenses, net for the six months ended June 30, 2016 were $1,390,000 compared to the financial expenses of $2,270,000 for the six months ended June 30, 2015. These decreases in financial expenses are mainly attributable to the grant of warrants recorded during the first half of 2015.

Net Loss Attributable to the Company

Net loss attributable to the Company for the three months ended June 30, 2016 was $4,935,000 compared to a net loss of 1,285,000 for the three months ended June 30, 2015. Net loss for the six months ended June 30, 2016 was $8,307,000 compared to a net loss of $2,537,000 for the six months ended June 30, 2015. Net loss per share from operations for the three months ended June 30, 2016 and June 30, 2015 was $0.99 and $0.41, respectively. Net loss per share from operations for the six months ended June 30, 2016 and June 30, 2015 was $1.88 and $0.80, respectively. Net loss for the three and six months ended June 30, 2016 and June 30, 2015 was mainly attributable to the operations of our binary options business, which incurred significant marketing and operational expenses primarily consisting of online advertising for our binary options websites, and employee related expenses

Liquidity and Capital Resources

We require cash to fund our operations and we have experienced significant losses and negative cash flows in the recent past. Further, our independent auditors modified their report for the years ended December 31, 2015 and 2014 to express substantial doubt as to our ability to continue as a going concern. Since our inception, we have funded our operations primarily through the public and private sales of our securities, revenues received from customers and otherwise.  We had a decrease in issued and outstanding shares of our common stock from 115,895,731 shares at December 31, 2015, to 4,973,614 at June 30, 2016, due to the Reverse Stock Split, as further described in the “Overview” section of Part I, Item 2 of this Quarterly Report on Form 10-Q.

As of June 30, 2016, our total current assets were $5,088,000 and our total current liabilities were $15,306,000. On June 30, 2016, we had an accumulated deficit of $49,198,000. We currently finance our operations through revenues from our binary options business, and with funds provided by borrowings and issuance of stock and warrant activities described below. We plan to continue raising funds in such ways in order to continue our operations and to leverage our binary options business. There is no assurance, however, that we will be successful in raising such funds.

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

Net cash used in operating activities was $3,596,000 during the six months ended June 30, 2016 as compared to net cash used in operating activities of $1,458,000 in the six months ended June 30, 2015 which resulted primarily from operating expenses of our binary options business, including marketing expenses, employee wages, and depreciation expenses due to investment in our platform.

Net cash used in investing activities during the six months ended June 30, 2016 was $2,412,000, as compared to net cash used in investing activities during the six months ended June 30, 2015 of $182,000, mainly due to purchasing of $1,283,000 in fixed assets and investment in our platform, and the increase in segregated client cash accounts of approximately $1,116,000.

Net cash provided by financing activities during the six months ended June 30, 2016 was $6,008,000 as compared to $1,640,000 provided by financing activities during the six months ended June 30, 2015, the resulting difference primarily from the issuance of shares and warrants in the amount of approximately $5,850,000 following the March 2016 security purchase agreement, an increase of $1,436,000 in proceeds received from convertible loans, offset by repayment of approximately $1,330,000 convertible and short term loans and a decrease of approximately $1,631,000 in prepayment on account of shares.

Off-Balance Sheet Arrangements

As of June 30, 2016, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as defined under Rule 13a-15(e) of  the Exchange Act as of June 30, 2016. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer  concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the second quarter of 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On June 17, 2015, Feyenoord Rotterdam N.V. (“Feyenoord”) instituted an arbitration proceeding against the Company before the Netherlands Arbitration Institute in Rotterdam, the Netherlands. The proceeding related to a strategic partnership agreement between the parties which was terminated by the Company on September 28, 2015. Pursuant to the agreement, the Company had to pay Feyenoord, a professional football club, a total of €1.025 million over a three-year period. Feyenoord alleged that the Company’s termination of the agreement constituted an anticipatory breach under article 6:80, paragraph 1(b) of the Dutch Civil Code and sought all remuneration due under the agreement. The arbitration proceeding has been completed and on April 6, 2016 the arbitral tribunal issued the award which stated that the agreement between the Company and Feyenoord was terminated and dissolved as of January 27, 2015, and both parties share responsibility for this termination. In view of this conclusion, the arbitral tribunal ordered the Company to pay Feyenoord half of the contract in an amount of €513 thousand, plus half the arbitration costs in the sum of €32 thousand. According to the arbitration decision, a provision was included in the Company's condensed consolidated financial statements. The Company appealed to revert this decision on July 6, 2016.

Item 6. Exhibits.

10.1*	Consulting Agreement, dated April 11, 2016, by and between the Company and JKM Management Ltd.

10.2*	Amendment dated June 16, 2016, to Convertible Loan Agreement dated January 29, 2016, by and between the Company and KOR Venture Capital Ltd.

10.3*	Consulting and Services Agreement, dated March 1, 2016, by and between the Company and Gustavo Perotta.

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer.

31.2*	Rule 13a-14(a) Certification of Principal Financial Officer.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.

101.1*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text and in detail.

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 15, 2016	EZTD INC.

	By:	/s/ Shimon Citron
Shimon Citron
Chief Executive Officer

Dated: August 15, 2016

	By:	/s/ Itai Loewenstein
Itai Loewenstein
Chief Financial Officer

