Form 10-Q
period 2016-09-30
EZTD Inc
filed 2016-11-17
CIK 1175442

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 17, 2016, the registrant had 5,181,948 shares of common stock outstanding.

When used in this quarterly report, the terms “EZTD,” “the Company,” “we,” “our,” and “us” refer to EZTD Inc., a Delaware corporation.

EZTD INC.

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2016

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Quarterly Report on Form 10-Q, including in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere herein, that are not historical facts are “forward-looking statements”. The business and operations of EZTD are subject to substantial risks, which increase the uncertainty described in the forward-looking statements contained in this Quarterly Report on Form 10-Q. Such forward-looking statements may be identified by, among other things, the use of forward-looking terminology such as “believes,” “intends,” “plan,” “expects,” “may,” “will,” “should,” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties. In particular, our statements regarding future financings, possible NASDAQ listing, our potential expansion into the United States and the potential growth of our markets and business outlook are examples of such forward-looking statements. The forward-looking statements include risks and uncertainties, including, but not limited to, our future growth being dependent upon the success of our business activity in the field of binary options and other factors, including future financings, and general economic conditions and regulatory developments, not within our control. Further information on potential factors that could cause actual results and developments to be materially different from those expressed in or implied by such statements is described in Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015 (our “Form 10-K”), and expressed from time to time in our filings with the Securities and Exchange Commission (the “SEC”). The forward-looking statements are made only as of the date of this filing, and, except as required by law, we undertake no obligation to update such forward-looking statements to reflect subsequent events or circumstances. Readers are also urged to carefully review and consider the various disclosures we have made in this Quarterly Report on Form 10-Q and our other filings with the SEC, including our Form 10-K.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

EZTD INC.

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2016

IN U.S. DOLLARS

UNAUDITED

INDEX

Page

Condensed Consolidated Balance Sheets	F-1 - F-2

Condensed Consolidated Statements of Comprehensive Income	F-3

Condensed Consolidated Statements of Cash Flows	F-4

Notes to Condensed Consolidated Financial Statements	F-5 - F-13

1

CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. Dollars (in thousands)

		September 30, 2016	December 31, 2015
	Note	Unaudited
ASSETS

CURRENT ASSETS:
Segregated client cash accounts		3,115	1,501
Restricted cash		112	42
Receivable from credit card companies		868	1,874
Other current assets		629	856
Total current assets		4,724	4,273

NON-CURRENT ASSETS:

Property and equipment, net		958	795
Intangible assets, net	4	2,533	1,974

Total non-current assets		3,491	2,769

Total assets		8,215	7,042

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. Dollars (in thousands, except share and per share data)

		September 30, 2016	December 31, 2015
	Note	Unaudited
LIABILITIES AND EQUITY CURRENT LIABILITIES:
Short-term bank credit		1,998	-
Short term loan		-	594
Obligation to customers		2,390	3,922
Financial liabilities		1,902	109
Convertible loans	5	4,927	4,943
Accounts payable		1,851	1,235
Accrued expenses and other accounts payable		4,279	1,909
Total current liabilities		17,347	12,712

LONG TERM LIABILITIES:
Accrued severance pay, net		318	230
Total liabilities		17,665	12,942

EQUITY (DEFICIT):	7
Common stock of $0.03 par value:
Authorized: 10,000,000 shares at September 30, 2016 and December 31, 2015; Issued and outstanding: 5,181,948 shares at September 30, 2016 and 3,863,260 shares at December 31, 2015		155	116
Prepayment on account of shares		52	-
Additional paid-in capital		42,760	34,875
Accumulated deficit		(52,417)	(40,891)

Equity (deficit)		(9,450)	(5,900)
Total liabilities and equity		8,215	7,042

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

U.S. Dollars (in thousands, except share and per share data)

		Nine months ended		Three months ended
		September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	Note	Unaudited		Unaudited

Revenues		16,509	19,492	4,545	6,947
Operating expenses:
Sales and marketing		16,261	15,132	4,625	5,601
General and administrative		6,500	3,202	2,264	1,362
Research and development		1,531	1,361	591	477
Stock-based compensation		761	1,279	192	369
Expenses related to legal settlement	5B	1,500	-	-	-
Total operating expenses		26,553	20,974	7,672	7,809
Operating loss		(10,044)	(1,482)	(3,127)	(862)
Financial expenses, net		1,483	2,229	93	312
Net loss before taxes on income		(11,527)	(3,711)	(3,220)	(1,174)
Taxes on income		-	-	-	-
Net loss attributable to the Company		(11,527)	(3,711)	(3,220)	(1,174)
Total basic net loss per share		(2.49)	(1.16)	(0.64)	(0.36)
Weighted average number of shares of common stock used in computing basic net loss per share		4,627,124	3,203,391	5,018,902	3,277,050

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. Dollars (in thousands)

	Nine months ended
	September 30, 2016	September 30, 2015
	Unaudited
Cash flows from operating activities:
Net loss	(11,527)	(3,711)
Adjustments required to reconcile net loss to net cash used in operating activities:
Stock-based compensation	761	1,279
Depreciation and amortization	1,127	325
Fair value of warrants granted	33	1,279
Accrued interest and amortization of discount and exchange differences of loans	67	(146)
Decrease in receivables from credit card companies	1,006	425
Decrease (Increase) in other current assets	227	(788)
Increase (Decrease) in accounts payable	616	(69)
Increase (decrease) in obligation to customers and other payables	824	(232)
Increase in financial liabilities	1,793	497
Increase in severance pay, net	88	99
Increase (decrease) in related parties payables	14	(81)
Net cash used in operating activities	(4,971)	(1,123)

Cash flows from investing activities:
Purchase of property and equipment	(1,849)	(1,129)
Decrease (Increase) in segregated client cash accounts	(1,614)	379
Acquisition of license in Japan	-	(400)
Increase in restricted cash	(71)	1
Net cash used in investing activities	(3,534)	(1,149)

Cash flows from financing activities:
Issuance of shares and warrants	6,349	798
Short-term bank credit	1,998	-
Prepayment on account of shares	52	882
Proceeds received from convertible loans	684	1000
Repayment of short-term loan	(578)	-
Repayment of convertible loans	-	(408)
Net cash provided by financing activities	8,505	2,272

Decrease in cash and cash equivalents	-	-
Cash and cash equivalents at the beginning of the period	-	-

Cash and cash equivalents at the end of the period	-	-

Supplemental disclosure of cash flows information:
Interest paid	271	256
Conversion of convertible loan to shares	783	364

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTE 1: GENERAL:

A.	EZTD Inc. (“the Company”) was incorporated in April 2002 under the laws of the State of Nevada. On June 3, 2015, the Company reincorporated in Delaware. The Company is engaged in the business of offering online trading of binary options and forex, enabling trading on contracts for differences in shares, indices, commodities and foreign exchanges. The Company’s shares were quoted on the OTCQB Marketplace in the United States under the symbol “EZTD” from 2010 until August 2013, when the Company terminated its registration under the Securities Exchange Act of 1934, as amended, and as a result the Company’s shares were quoted on the OTC Pink. The Company filed with the Securities and Exchange Commission (“SEC”) a Form 10, which became effective on August 31, 2015 and on October 30, 2015 the Company was officially quoted again on the OTCQB Marketplace. On December 30, 2015, the Company upgraded to be officially quoted in the OTCQX Marketplace.

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

B.	The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered losses from operations and negative cash flows from operations since inception. For the nine months ended September 30, 2016, the net loss attributable to the Company was $11.5 million and the negative cash flows from operations were $4.9 million. As of September 30, 2016, the Company’s obligations to customers amounted to $2.39 million, while current assets were $4.7 million. Customers may withdraw their deposits upon demand. According to regulatory requirements in Cyprus, WGM is required to maintain capital of at least €730 thousand and have funds exceeding client obligations. Funds consist of cash, segregated client cash accounts, restricted cash and receivables from credit card companies. Despite its negative cash flows, the Company has been able to secure financing to support its operations to date based on share issuances and loans. The Company plans to seek additional funds from equity issuances in order to continue its operations and to leverage its binary options business. Although there is a substantial doubt that the Company will continue as a going concern, the consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company. Operating results for the nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The interim condensed consolidated financial statements incorporate the financial statements of the Company and all of its subsidiaries. All intercompany balances and transactions have been eliminated on consolidation.

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

Following the Company's reverse stock split, described in note 6, the comparative loss per share for the period of nine and three months ended September 30, 2015 was amended from $(0.04) to $(1.16), and from $(0.01) to $(0.36), respectively.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Cont.):

Recently Issued Accounting Pronouncements:

In March 2016, the Financial Accounting Standard Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2016-09, “Improvements to Employee Share-Based Payment Accounting”, which revises the guidance in ASC 718, “Compensation - Stock Compensation”, and will change how companies account for certain aspects of share-based payments to employees, including the income tax impact, classification on the statement of cash flows and forfeitures. The guidance is effective for reporting periods (interim and annual) beginning after December 15, 2017, for public companies. Early adoption is permitted. The Company is currently assessing the potential impact of this ASU on its consolidated financial position and results of operations.

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

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments – Overall (Subtopic 825-10)” (“ASU 2016-01”), which updates certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 will be effective for the Company beginning in its first quarter of 2019. The Company is currently assessing the potential impact of this ASU on its consolidated financial position and results of operations.

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

NOTE 3 - FAIR VALUE MEASUREMENT (Cont.):

Items carried at fair value as of September 30, 2016 and December 31, 2015 are classified in the table below in one of the three categories described above.

	Fair value measurements using input type
	September 30, 2016
	U.S. Dollars (in thousands)
	Level 1	Level 2	Level 3	Total
Segregated client cash accounts	3,115	-	-	3,115
Restricted cash	112	-	-	112
Financial liabilities - Forex	-	(1,640)	-	(1,640)
Financial liabilities - Binary	-	-	(262)	(262)
	3,227	(1,640)	(262)	1,325

The Company measures changes in the fair value of “long term options” (classified as financial liabilities) through profit or loss using valuation techniques.

Total gain for the period recognized in earnings amounted to $1,853 thousand and total unrealized gain related to those financial liabilities at the end of the period recognized in earnings amounted to $392 thousand. All instruments were issued during the period and no transfers took place into or out of Level 3 during the period.

The following table summarizes the Level 3 roll-forward:

	Financial liabilities - Binary as of December 31, 2015	Net realized / unrealized gain	Issuance	Transfers out of (into) Level 3	Settlements (realized gain)	Financial liabilities - Binary as of September 30, 2016	Unrealized gain- still held
	U.S. Dollars (in thousands)

Derivative options based on commodities	(5)	93	(168)	-	73	(13)	20

Derivative options based on exchange differences	(23)	389	(706)	-	307	(55)	82

Derivative options based on equity shares	(81)	1,371	(2,487)	-	1,081	(194)	290

Total	(109)	1,853	(3,361)	-	1,461	(262)	392

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

NOTE 3 - FAIR VALUE MEASUREMENT (Cont.):

The following table summarizes the valuation techniques and inputs for Level 3 fair value measurements.

	Fair			Weighted
Liabilities	value	Methodology	Input	Average
Derivative options based on	$(13)	Cash or Nothing- option model	Expected volatility	25%
commodities			Risk-free interest rate	0.25%
			Expected contractual life	0.13

Derivative options based on	$(55)	Cash or Nothing- option model	Expected volatility	15%
exchange differences			Risk-free interest rate	0.25%
			Expected contractual life	0.11

Derivative options based on	$(194)	Cash or Nothing- option model	Expected volatility	28%
equity shares			Risk-free interest rate	0.25%
			Expected contractual life	0.15

The following section describes the ranges of the most significant unobservable inputs used by the Company in Level 3 fair value measurements. The level of aggregation and the diversity of instruments held by the Company lead to a wide range of unobservable inputs that may not be evenly distributed across the Level 3 liabilities.

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

	Fair value measurements using input type
	December 31, 2015
	U.S. Dollars (in thousands)
	Level 1	Level 2	Level 3	Total
Segregated client cash accounts	1,501	-	-	1,501
Restricted cash	42	-	-	42
Financial liabilities - Binary	-	-	(109)	(109)
	1,543	-	(109)	1,434

NOTE 4 - INTANGIBLE ASSETS, NET:

	September 30, 2016	December 31, 2015
	U.S. Dollars (in thousands)
License	350	380
Software	2,183	1,594
	2,533	1,974

The Company capitalizes costs associated with internal-use software development once a project has reached the application development stage. Such capitalized costs include external direct costs utilized in developing or obtaining the software. Capitalization of such costs begins when the preliminary project stage is complete and ceases at the point in which the project is substantially complete and is ready for its intended purpose. The net book value of capitalized costs associated with internal-use software was $2.18 million as of September 30, 2016 and$1.59 million as of December 31, 2015. Once the internal-use software is ready for its intended use, the assets are depreciated on a straight-line basis over each asset’s estimated useful life, which is generally three years.

During the quarter ended September 30, 2016, the Company reclassified the net book value of capitalized costs associated with internal-use software from property and equipment, net to intangible assets, net in the amount mentioned above. In addition, the Company identified and corrected an error in accounting for the costs of software developed for internal use regarding capitalization of some costs not in accordance with ASC 350-40-15, in the amount of $507 thousand. On the other hand, the Company recorded depreciation expenses in the amount of $243 thousand due to costs that were capitalized in accordance with the above ASC, but before the application development stage was finished. Therefore, the net effect is that the Company recorded, in its condensed consolidated statement of comprehensive income for the nine months ended September 30, 2016, additional depreciation expenses in the net amount of $265 thousand. The net effect on the Company's condensed consolidated statement of comprehensive income for the twelve months ended December 31, 2015 amounted to $350 thousand, which the Company evaluated and determined did not have an impact that was material to its results of operations, financial position or cash flows in previously issued financial statements.

Note 5 - Convertible loanS:

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

The Company recorded issuance costs of approximately $154 thousand, which are amortized using the effective rate of the loan over the loan period. As of September 30, 2016, all the deferred issuance costs were recorded in the Statements of Operations.

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

In March 2016, the Company and one of the lenders under the Convertible Loan Agreement dated February 13, 2014 agreed to extend the payment date of $1 million, under the same terms until February 13, 2017 with a yearly interest rate of 5%. In addition, one of the lenders under the Convertible Loan Agreement dated February 27, 2014, elected to convert $500 thousand into 55,556 shares of common stock of the Company.

On April 7, 2016, the Company repaid one of the February 2014 convertible loans plus interest in the amount of $590 thousand.

As of September 30, 2016, the outstanding loan balance amounted to $1 million.

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

B.

On January 29, 2016, the Company entered into a convertible loan agreement pursuant to which the lender loaned the Company the principal amount of $1.436 million. The loan, which amount is indexed to the GBP, matures in January 2017, and bears an annual interest rate of 12%, to be paid together with the outstanding principal in one lump sum. The loan is convertible into 249,967 shares of common stock of the Company. As of September 30, 2016, the outstanding loan balance amounted to $1.305 million due to the decreased exchange rate of the GBP relative to the U.S. dollar.

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

NOTE 6 - CONTINGENCIES:

A.	On June 17, 2015, Feyenoord Rotterdam N.V. (“Feyenoord”) instituted an arbitration proceeding against the Company before the Netherlands Arbitration Institute in Rotterdam, the Netherlands. On April 6, 2016, the arbitral tribunal issued the award which stated that the agreement between the Company and Feyenoord was terminated and dissolved as of January 27, 2015, and both parties share responsibility for this termination. In view of this conclusion, a provision was included in the Company's condensed consolidated financial statements. The Company appealed to revert this decision on July 6, 2016.

B.	On January 11, 2016, the Company received a written “Wells Notice” from SEC staff (the “Staff”) indicating its preliminary determination to recommend that the SEC file an action against the Company for violations of certain federal securities laws primarily related to its binary options platform. A Wells Notice is neither a formal allegation of wrongdoing nor a finding that any violations of law have occurred. Rather, it provides the Company with an opportunity to respond to issues raised by the Staff and offer its perspective prior to any Commission decision to institute proceedings. On February 3, 2016, the Company submitted a written submission to the Staff setting forth reasons why the proposed enforcement should not be filed. See also note 8 below.

C.	The Company evaluates estimated losses for indemnifications due to product infringement under FASB Topic ASC 450, “Contingencies.” At this time, it is not possible to determine the maximum potential amount under these indemnification clauses due to lack of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Such indemnification agreements may not be subject to maximum loss clauses. Historically, the Company has not incurred material costs as a result of obligations under these agreements and has not accrued any liabilities related to such indemnification obligations in the Company’s financial statements.

NOTE 7 - SHARE CAPITAL:

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

On April 7, 2016, the Reverse Stock Split became effective. The number of shares options, warrants, per share data and exercise prices included in these financial statements for all periods presented have been retroactively restated to reflect the Reverse Stock Split.

B.	During the nine months ended September 30, 2016, the Company granted 86,000 options to employees in accordance with the terms and conditions of the Company’s 2004 Global Share Option Plan.

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

During the third quarter of 2016, several investors exercised 208,333 warrants into shares of common stock, for which the Company received $500 thousand in cash.

NOTE 8 - RELATED PARTIES:

Transactions	Nine months ended September 30,
	2016	2015
	U.S. Dollars (in thousands)
Stock-based compensation	417	509
Management fees (1), salaries (2), and bonuses (3)	1,070	737
	1,487	1,246

Balances	September 30,	December 31,
	2016	2015
	U.S. Dollars (in thousands)
Accrued fees and bonuses	(82)	33

(1)	Management fees of $190 thousand and $190 thousand for the nine month periods ended September 30, 2016 and 2015, respectively, were paid to the Company’s Chief Executive Officer (“CEO”) for each of the nine month periods ended September 30, 2016 and 2015.

(2)	Salaries were paid to the Company’s CEO and Media Manager in the amounts of $86 thousand and $49 thousand, respectively, for the nine month period ended September 30, 2016. Salaries were paid to the Company’s CEO and Media Manager in the amounts of $106 thousand and $59 thousand, respectively, for the nine month period ended September 30, 2015. Fees of $218 thousand and $228 thousand were paid to the Company’s directors for the nine month periods ended September 30, 2016 and 2015, respectively.

(3)	Bonuses were paid to Company’s CEO in the amount of $230 thousand and $249 thousand for the nine month periods ended September 30, 2016 and 2015, respectively, pursuant to the terms of the consulting agreement by and between the Company and Citron Investments Ltd., dated as of September 23, 2008, as amended; bonuses were paid to the Company’s Media Manager in the amount of $297 thousand and $299 thousand for the nine month periods ended September 30, 2016 and 2015, respectively, pursuant to the terms of the consulting agreement by and between the Company and Yariv Citron Marketing Ltd. dated as of October 1, 2014.

NOTE 9 - SUBSEQUENT EVENTS:

The Company entered into a convertible loan agreement with Finandrea S.P.A., as lender, dated as of October 10, 2016, pursuant to which the lender loaned the Company the principal amount of $1.1 million. The loan matures in October 2017, and bears an annual interest rate of 8%, to be paid together with the outstanding principal in one lump sum. The loan is convertible into 160,025 shares of common stock of the Company. In addition the Company issued to one of its investors 16,667 warrants at an exercise price of $6.00 per share, to expire 5 years from the date of issuance.

On October 27, 2016, the Company entered into a Subscription Agreement dated as of October 19, 2016 (the “Subscription Agreement”) with WinnerOption Ltd., a company organized and existing under the laws of the State of Israel (“WinnerOption”), providing for the issuance and sale by WinnerOption to the Company, in a private placement, of an aggregate of 4,996 Ordinary Shares of WinnerOption stock, or approximately 19.99% of WinnerOption’s outstanding Ordinary Shares (collectively, the “Shares”) valued at approximately $1,000,000, in exchange for the Company’s contribution of: (i) certain of its intellectual property relating to social gaming technology, and (ii) payment of $276,000 in cash to WinnerOption at such times after the date of the Subscription Agreement as determined by the Company in consultation with WinnerOption. As a result of its acquisition of the Shares, the Company is subject to the terms of the Shareholders Agreement of WinnerOption (the “Shareholders Agreement”), which includes customary terms and provisions governing the Company’s ownership of the Shares, including restrictions on transferability of the Shares. The Shareholders Agreement also entitles the Company to designate one out of the four directors to serve on WinnerOption’s board of directors.

Shimon Citron, the Company’s CEO, is the current controlling shareholder and a director of WinnerOption. The terms of the transaction between the Company and WinnerOption were approved by a Special Committee of the Company’s Board of Directors of which Mr. Citron was not a member.

The net book value of capitalized costs of the intellectual property relating to social gaming technology described above as of September 30, 2016 and as of December 31, 2015 are $327,000 and $248,000, respectively.

On February 3, 2016, with respect to the matter described in Note 5.B., the Company submitted a written submission to the Staff setting forth reasons why the proposed enforcement should not be filed. Subsequently, the Company determined to make an offer of settlement, without an admission or denial of liability, and that offer was accepted by the SEC on November 10, 2016. On that same date, and in connection with the settlement, an Administrative Court of the SEC issued an order (the “Order”) that the binary options sold by the Company to U.S. customers between 2011 and 2014, and that the Company’s failure to register its binary options or register as a broker-dealer, were violations of U.S. securities laws. The Order also provided that certain disclosures to the Company’s customers regarding the binary option platform were inadequate. The Order did not contain any findings of fraud. The Wells Notice, settlement offer and Order do not relate to the current business operations of the Company. EZTD had closed its platform to new U.S. customers in January of 2014, and by the end of the third quarter of 2014, the Company had prohibited existing U.S. customers from making additional deposits to their accounts. Accordingly, the SEC proceedings concerned only historical business operations. The Order censures the Company, and requires that it cease and desist from committing or causing any violations and any future violations of Section 10(a)(1) of the Exchange Act and Sections 5(a), 5(c) and 17(a)(2) of the Securities Act of 1933, as amended. The Order further requires that the Company pay disgorgement fees of $1,515,858 reflecting revenues earned during the period in which the Company operated its binary option platform in the United States, together with prejudgment interest of $57,691 and a civil monetary penalty in the amount of $200,000 to the SEC, in twelve monthly installments, within one year from the Order Date. The Company will make its first payment of $147,796 by November 20, 2016, and starting the second month after the Order Date, the Company will pay the remaining eleven monthly installments of $147,796 on the last date of each month. A proper provision was previously included in the Company's condensed consolidated financial statements.

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

The Trading Platform enables retail customers to trade binary options in more than 30 countries. The self-developed, proprietary Trading Platform is accessible from multiple operating systems and the internet. The Trading Platform has been designed to be as intuitive and as easy to use as possible, and is localized into eleven languages. We believe that our emphasis on technology, together with targeted online marketing strategy, has helped to differentiate us from our competitors. Although our business focuses primarily on Europe and Japan, we would like to expand in the United States using approved regulatory pathways.

We conduct our operations from four offices which are located in Nicosia, Cyprus, Tel-Aviv, Israel, London, England and Tokyo, Japan. We manage risk in a number of ways, in particular by limiting financial exposure to any individual customer to a relatively low level as well as limiting exposure to any individual asset. We generate our revenues principally from the margin between winning customers and losing customers. We do not charge customers a commission on trades.

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

The Board determined that it was in the best interests of the Company and its stockholders to reduce the number of outstanding shares of its Common Stock as part of its intention to list the Company’s shares of Common Stock on the NASDAQ and the corresponding requirements. In order to initially list the Company’s shares on NASDAQ, its Common Stock must have a closing price of at least $3.00 per share. On November 16, 2016, the closing price of our Common Stock was $2.10 per share.

Selected Financial Information

We calculate the average revenue per user, or ARPU, by dividing the total revenues for the period by the total number of current active users. Current active users are defined as customers who performed at least one deposit or one transaction within the past seven months from the reported period. We had revenues net for the three months ended September 30, 2016 and 2015 of $4,545 and $6,947, respectively, while the number of active users for those periods was 11,567 and 15,461, respectively. As a result, the ARPU for those periods was $393 and $449, respectively.

We had revenues net for the nine months ended September 30, 2016 and 2015 of $16,509 and $19,492, respectively, while the number of active users for those periods was 40,499 and 42,124, respectively. As a result, the ARPU for those periods was $408 and $463, respectively. We measured these metrics in order to track the difference in ARPU and to change our marketing strategy accordingly, if needed, during the year.

We calculate the average user acquisition cost, or AUAC, which cost is included as part of our sales and marketing expenses, by dividing the total acquisition costs by the total number of active users for any given period. Total acquisition costs for the three months ended September 30, 2016 and 2015 were $1,637 and $3,723, respectively. As a result, the AUAC for those periods was $142 and $241, respectively.

We had total acquisition costs for the nine months ended September 30, 2016 and 2015 of $9,499 and $9,931, respectively. As a result, the AUAC for those periods was $235 and $236, respectively. We measured these metrics in order to track the difference in AUAC and to change our marketing strategy accordingly, as needed, throughout the year.

We ascertain the return on investment, or ROI, by dividing the ARPU by AUAC in order to track fluctuations in the ratio. The ROI for the three months ended September 30, 2016 was 2.78 as compared to an ROI of 1.87 for the three months ended September 30, 2015. The ROI for the nine months ended September 30, 2016 was 1.74 as compared to an ROI of 1.96 for the nine months ended September 30, 2015.

This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those anticipated in these forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q, and “Risk Factors” in our Form 10-K.

RESULTS OF OPERATIONS FOR THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015

Revenues and Cost of Revenues

During the three and nine months ended September 30, 2016 and 2015, we mainly generated revenues from our binary options business.

Total revenues for the nine months ended September 30, 2016 decreased by 15.3% to $16,509 from $19,492 in the nine months ended September 30, 2015. Total revenues for the three months ended September 30, 2016 decreased by 34.58% to $4,545 from $6,947 for the three months ended September 30, 2015. The decreases for the nine and three month periods ended September 30, 2016 are mainly attributable to a significant increase in withdrawals of customers as a result of new regulations imposed by our Cypriot regulator, as well as a decrease in our marketing expenses to improve ROI and re-focus on our core business in Europe.

Trading volume for the nine months ended September 30, 2016 and 2015 was $107.3 million and $61.8 million, respectively. Trading volume for the three months ended September 30, 2016 and 2015 was $25.2 million and $21 million, respectively. Revenues as a percentage of trading volume for the nine months ended September 30, 2016 and 2015 was 15.4% and 31.5%, respectively. Revenues as a percentage of trading volume for the three months ended September 30, 2016 and 2015 was 18.0% and 33.1%, respectively. These decreases are due to a decrease in our sales and marketing expenses to improve ROI.

The ARPU for the three months ended September 30, 2016 and 2015 was $393 and $449, respectively. The ARPU for the nine months ended September 30, 2016 and 2015 was $408 and $463, respectively.

The AUAC for the three months ended September 30, 2016 and 2015 was $142 and $241, respectively. The AUAC for the nine months ended September 30, 2016 and 2015 was $235 and $236, respectively.

The ROI for the three months ended September 30, 2016 and 2015 was 2.78 and 1.87, respectively. The ROI for the nine months ended September 30, 2016 and 2015 was 1.74 and 1.96, respectively.

Sales and Marketing

Our sales and marketing expenses consist primarily of traffic acquisition costs, which are paid to our affiliate partners, media and advertising companies, as well as compensation and related expenses for marketing personnel.

Total sales and marketing expenses for the nine months ended September 30, 2016 increased by 7.5% to $16,261 from $15,132 for the nine months ended September 30, 2015. Selling and marketing expenses for the three months ended September 30, 2016 decreased by 17.4 % to $4,625, compared to $5,601 for the three months ended September 30, 2015. These changes in sales and marketing expenses are attributable to a decrease in user traffic expenses in order to improve ROI in the three months ended September 30, 2016.

Research and Development

Our research and development expenses consist primarily of compensation and related expenses for our software development personnel, outsourced labor and expenses for testing new versions of our software.

Research and development expenses for the three months ended September 30, 2016 increased by 23.9% to $591 from $477 for the three months ended September 30, 2015. Research and development expenses for the nine months ended September 30, 2016 increased by 12.5% to $1,531 from $1,361 for the nine months ended September 30, 2015. These increases are mainly attributed to expenses related to improvement of our online trading platform.

General and Administrative

Our general and administrative expenses consist primarily of compensation and related expenses for executive, accounting, legal, human resources and administrative personnel, professional fees and other general corporate expenses.

General and administrative expenses for the nine months ended September 30, 2016 increased by 102.9% to $6,500 from $3,202 for the nine months ended September 30, 2015. General and administrative expenses for the three months ended September 30, 2016 increased by 66.2% to $2,264 from $1,362 for the three months ended September 30, 2015. The increase for the nine months ended September 30, 2016 is mainly attributable to a significant increase in legal expenses, mainly due to the outcome of the arbitration related to the Feyenoord as described in Note 5 to the Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, an increase in payroll, an increase in depreciation expenses due to investment in our platform, and additional costs due to the expansion of operations in our Cyprus and Japanese offices, and the opening of new offices in London. The increase for the three months ended September 30, 2016 is mainly attributable to expansion of operations in our Cyprus and Japanese offices, and the opening of new offices in London.

In addition, we made a provision of $1,500,000 relating to a legal settlement in connection with an SEC investigation as further described in Note 5B to the Financial Statements included in Part I, Item I of this Quarterly Report on Form 10-Q. This matter has now been settled. See Note 8 to the Financial Statements included in Part I, Item I of this Quarterly Report on Form 10-Q.

Financial Expenses

Our financial expenses, net for the three months ended September 30, 2016 were $93 compared to the financial expenses of $312 for the three months ended September 30, 2015. Our financial expenses, net for the nine months ended September 30, 2016 were $1,483 compared to the financial expenses of $2,229 for the nine months ended September 30, 2015. The decrease in financial expenses for the three months ended September 30, 2016 are mainly due to the decrease of loan interest and variability in exchange rates. The decreases in financial expenses for the nine months ended September 30, 2016 are mainly attributable to the grant of warrants recorded in the first half of 2015.

Net Loss Attributable to the Company

Net loss attributable to the Company for the nine months ended September 30, 2016 was $11,527 compared to a net loss of 3,711 for the nine months ended September 30, 2015. Net loss for the three months ended September 30, 2016 was $3,220 compared to a net loss of $1,174 for the three months ended September 30, 2015. Net loss per share from operations for the nine months ended September 30, 2016 and September 30, 2015 was $2.49 and $1.16, respectively. Net loss per share from operations for the three months ended September 30, 2016 and September 30, 2015 was $0.64 and $0.36, respectively. Net loss for the three and nine months ended September 30, 2016 was mainly attributable to legal expenses in advance of the settlement with the SEC, the settlement with Feyenoord and the expenses attributed to our expansion into the Japanese market, which operation has yet to generate significant revenues to the Company.

Liquidity and Capital Resources

We require cash to fund our operations and we have experienced significant losses and negative cash flows in the recent past. Further, our independent auditors modified their report for the years ended December 31, 2015 and 2014 to express substantial doubt as to our ability to continue as a going concern. Since our inception, we have funded our operations primarily through the public and private sales of our securities, revenues received from customers and otherwise. We had a decrease in issued and outstanding shares of our common stock from 115,895,731 shares at December 31, 2015, to 5,181,948 at September 30, 2016, due to the Reverse Stock Split, as further described in the “Overview” section of Part I, Item 2 of this Quarterly Report on Form 10-Q.

As of September 30, 2016, our total current assets were $4,724 and our total current liabilities were $17,347. On September 30, 2016, we had an accumulated deficit of $52,417. We currently finance our operations through revenues from our binary options business, and with funds provided by borrowings and issuance of stock and warrant activities described below. We plan to continue raising funds in such ways in order to continue our operations and to leverage our binary options business. There is no assurance, however, that we will be successful in raising such funds.

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

The Company entered into a convertible loan agreement with Finandrea S.P.A., as lender, dated as of October 10, 2016, pursuant to which the lender loaned the Company the principal amount of $1.1 million. The loan matures in October 2017, and bears an annual interest rate of 8%, to be paid together with the outstanding principal in one lump sum. The loan is convertible into 160,025 shares of common stock of the Company. In addition the Company issued to one of its investors 16,667 warrants at an exercise price of $6.00 per share, to expire 5 years from the date of issuance.

On October 27, 2016, the Company entered into a Subscription Agreement dated as of October 19, 2016 (the “Subscription Agreement”) with WinnerOption Ltd., a company organized and existing under the laws of the State of Israel (“WinnerOption”), providing for the issuance and sale by WinnerOption to the Company, in a private placement, of an aggregate of 4,996 Ordinary Shares of WinnerOption stock, or approximately 19.99% of WinnerOption’s outstanding Ordinary Shares (collectively, the “Shares”) valued at approximately $1,000,000, in exchange for the Company’s contribution of: (i) certain of its intellectual property relating to social gaming technology, and (ii) payment of $276,000 in cash to WinnerOption at such times after the date of the Subscription Agreement as determined by the Company in consultation with WinnerOption. As a result of its acquisition of the Shares, the Company is subject to the terms of the Shareholders Agreement of WinnerOption (the “Shareholders Agreement”), which includes customary terms and provisions governing the Company’s ownership of the Shares, including restrictions on transferability of the Shares. The Shareholders Agreement also entitles the Company to designate one out of the four directors to serve on WinnerOption’s board of directors.

Shimon Citron, the Company’s CEO, is the current controlling shareholder and a director of WinnerOption. The terms of the transaction between the Company and WinnerOption were approved by a Special Committee of the Company’s Board of Directors of which Mr. Citron was not a member.

Net cash used in operating activities was $4,971,000 during the nine months ended September 30, 2016 as compared to net cash used in operating activities of $1,123,000 in the nine months ended September 30, 2015 which resulted primarily from operating expenses of our binary options business, including marketing expenses, employee wages, and depreciation expenses due to investment in our platform.

Net cash used in investing activities during the nine months ended September 30, 2016 was $3,534,000, as compared to net cash used in investing activities during the nine months ended September 30, 2015 of $1,149,000, mainly due to the purchase of $1,849,000 in fixed assets, investment in our platform, and the increase in segregated client cash accounts of approximately $1,849,000.

Net cash provided by financing activities during the nine months ended September 30, 2016 was $8,505,000 as compared to $2,272,000 provided by financing activities during the nine months ended September 30, 2015, the resulting difference primarily from the issuance of shares and warrants in the amount of approximately $5,850,000 in connection with the March 2016 securities purchase agreement, an increase of $1,998,000 due to a line of credit granted by a bank, and an increase of $1,436,000 in proceeds received from convertible loans, offset by repayment of approximately $1,330,000 of convertible and short term loans and a decrease of approximately $1,631,000 in prepayment on account of shares.

Off-Balance Sheet Arrangements

As of September 30, 2016, we had no off balance sheet arrangements that have had or that we expect would be reasonably likely to have a future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures as defined under Rule 13a-15(e) of the Exchange Act as of September 30, 2016. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the third quarter of 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information.

The Company entered into a convertible loan agreement with Finandrea S.P.A., as lender, dated as of October 10, 2016, pursuant to which the lender loaned the Company the principal amount of $1.1 million. The loan matures in October 2017, and bears an annual interest rate of 8%, to be paid together with the outstanding principal in one lump sum. The loan is convertible into 160,025 shares of common stock of the Company. In addition the Company issued to one of its investors 16,667 warrants at an exercise price of $6.00 per share, to expire 5 years from the date of issuance.

On January 11, 2016, the Company received a written “Wells Notice” from SEC staff (the “Staff”) indicating its preliminary determination to recommend that the SEC file an action against the Company for violations of certain federal securities laws primarily related to its binary options platform. A Wells Notice is neither a formal allegation of wrongdoing nor a finding that any violations of law have occurred. Rather, it provides the Company with an opportunity to respond to issues raised by the Staff and offer its perspective prior to any Commission decision to institute proceedings. On February 3, 2016, the Company submitted a written submission to the Staff setting forth reasons why the proposed enforcement should not be filed. Subsequently, the Company determined to make an offer of settlement, without an admission or denial of liability, and that offer was accepted by the SEC on November 10, 2016. On that same date, and in connection with the settlement, an Administrative Court of the SEC issued an order (the “Order”) that the binary options sold by the Company to U.S. customers between 2011 and 2014, and that the Company’s failure to register its binary options or register as a broker-dealer, were violations of U.S. securities laws. The Order also provided that certain disclosures to the Company’s customers regarding the binary option platform were inadequate. The Order did not contain any findings of fraud. The Wells Notice, settlement offer and Order do not relate to the current business operations of the Company. EZTD had closed its platform to new U.S. customers in January of 2014, and by the end of the third quarter of 2014, the Company had prohibited existing U.S. customers from making additional deposits to their accounts. Accordingly, the SEC proceedings concerned only historical business operations. The Order censures the Company, and requires that it cease and desist from committing or causing any violations and any future violations of Section 10(a)(1) of the Exchange Act and Sections 5(a), 5(c) and 17(a)(2) of the Securities Act of 1933, as amended. The Order further requires that the Company pay disgorgement fees of $1,515,858 reflecting revenues earned during the period in which the Company operated its binary option platform in the United States, together with prejudgment interest of $57,691 and a civil monetary penalty in the amount of $200,000 to the SEC, in twelve monthly installments, within one year from the Order Date. The Company will make its first payment of $147,796 by November 20, 2016, and starting the second month after the Order Date, the Company will pay the remaining eleven monthly installments of $147,796 on the last date of each month. A proper provision was previously included in the Company's condensed consolidated financial statements.

Item 6. Exhibits.

10.1	Subscription Agreement between the Company and WinnerOption, dated as of October 19, 2016 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2016).
10.2	Shareholders Agreement between WinnerOption and the shareholders signatory thereto, dated as of October 19, 2016 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 1, 2016).
10.3*	Convertible Loan Agreement by and between the Company and Finandrea S.P.A., dated as of October 10, 2016.
31.1*	Rule 13a-14(a) Certification of Principal Executive Officer.
31.2*	Rule 13a-14(a) Certification of Principal Financial Officer.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350.
101.1**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes to these financial statements, tagged as blocks of text and in detail.

_________________

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EZTD INC.

Dated: November 17, 2016	By:	/s/ Shimon Citron
Shimon Citron Chief Executive Officer

Dated: November 17, 2016	By:	/s/ Itai Loewenstein
Itai Loewenstein Chief Financial Officer

